Form 10-K
period 2018-12-31
Och-Ziff Capital Management Group LLC
filed 2019-03-15
CIK 1403256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, or “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was approximately $365.2 million. As of March 11, 2019, there were 20,447,449 Class A Shares and 29,458,952 Class B Shares outstanding.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

Defined Terms

2007 Offerings	Refers collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly owned indirect subsidiary of Dubai Holdings LLC

active executive managing directors	Executive managing directors who remain active in our business

Advisers Act	Investment Advisers Act of 1940, as amended

Class A Shares	Our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly traded and listed on the NYSE

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

GAAP	U.S. generally accepted accounting principles

Group A Units	Refers collectively to one Class A operating group unit in each of the Oz Operating Partnerships. Group A Units are equity interests held by our executive managing directors

Group A-1 Units	Refers collectively to one Class A-1 operating group unit in each of the Oz Operating Partnerships. Group A-1 Units are interests held by our executive managing directors

Group B Units	Refers collectively to one Class B operating group unit in each of the Oz Operating Partnerships. Group B Units are equity interests held by our intermediate holding companies

Group D Units
Refers collectively to one Class D operating group unit in each of the Oz Operating Partnerships. Group D Units are non-equity, limited partner profits interests held by our executive managing directors

Group E Units	Refers collectively to one Class E operating group unit in each of the Oz Operating Partnerships. Group E Units are limited partner profits interests held by our executive managing directors

Group P Units	Refers collectively to one Class P operating group unit in each of the Oz Operating Partnerships. Group P Units are equity interests held by our executive managing directors

Institutional Credit Strategies
Our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs and other customized solutions

intermediate holding companies	Refers collectively to Oz Corp and Oz Holding, both of which are wholly owned subsidiaries of Och-Ziff Capital Management Group LLC

IPO	Our initial public offering of 3.6 million Class A Shares that occurred in November 2007

NYSE	New York Stock Exchange

the Company, Oz Management, the firm, we, us, our	Refers, unless the context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Oz Operating Group

Oz Corp	Och-Ziff Holding Corporation, a Delaware corporation

Oz Holding	Och-Ziff Holding LLC, a Delaware limited liability company

Oz Operating Group	Refers collectively to the Oz Operating Partnerships and their consolidated subsidiaries

Oz Operating Partnerships	Refers collectively to OZ Management LP, OZ Advisors LP and OZ Advisors II LP

Partner Equity Units	Refers collectively to the Group A Units and Group P Units

Preferred Units
One Class A cumulative preferred unit in each of the Oz Operating Partnerships collectively represents one “Preferred Unit.” Certain of our executive managing directors collectively own 100% of the Preferred Units

PSUs	Class A performance-based RSUs

Recapitalization
Refers to the recapitalization of our business that occurred in February 2019. As part of the Recapitalization, a portion of the interests held by our active and former executive managing directors were reallocated to existing members of senior management. In addition, we restructured the previously outstanding senior debt and Preferred Units.

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
Also posted on our website in the “Public Investors—Governance” section are charters for our Audit Committee; Compensation Committee; Nominating, Corporate Governance and Conflicts Committee and Corporate Responsibility and Compliance Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to Och-Ziff Capital Management Group LLC, 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).
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
Any forward-looking statements contained herein are based upon historical information and on our current plans, estimates and expectations. The inclusion of this or other forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions; U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy; the outcome of third-party litigation on us; the consequences of the Foreign Corrupt Practices Act (the “FCPA”) settlements with the SEC and the U.S. Department of Justice (the “DOJ”); whether the Company realizes all or any of the anticipated benefits from the Recapitalization and other related transactions; whether the Recapitalization and other related transactions result in any increased or unforeseen costs, indemnification obligations or have an impact on our ability to retain or compete for professional talent or investor capital; conditions impacting the alternative asset management industry; our ability to retain existing investor capital; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our active executive managing directors, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; the anticipated benefits of changing the Registrant’s tax classification from a partnership to a corporation and subsequently converting from a limited liability company to a corporation; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.
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

PART I
Item 1. Business
Business Description
Oz Management is a leading global institutional alternative asset manager, with approximately $32.3 billion in assets under management as of March 1, 2019. We provide asset management services through our funds, which pursue a broad range of global investment opportunities, and by developing new, carefully considered investment products. We also offer customized solutions within and across our product platforms to help our fund investors meet their investment objectives. Our funds invest across numerous asset classes and geographies, with a breadth we believe is offered by few alternative asset management firms.
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
Multi-Strategy - Our multi-strategy funds combine global investment strategies, including global equities, structured credit, corporate credit, convertible and derivative arbitrage, merger arbitrage and private investments. Our focus is on investing in value opportunities based on detailed, research-based analysis and thorough due diligence. Our multi-strategy funds allocate capital across strategies and geographies opportunistically based on market conditions and opportunities, with no predetermined capital allocations by strategy or asset class.
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
We have built an experienced investment management team with a well-established presence in the United States, Europe and Asia. As of December 31, 2018, we had 416 employees worldwide, including 123 investment professionals, 22 active executive managing directors and 48 managing directors working from our offices in New York, London, Hong Kong, Mumbai and Shanghai. Our New York office was established in 1994 and has been operational for over 20 years. Our London office, established in 1998, houses our European investment team. Our Hong Kong office, established in 2001, houses the majority of our Asian investment team. See “—Employees” for additional information on our global headcount.
We currently have two operating segments: Oz Funds and Real Estate. The Oz Funds segment provides asset management services to our multi-strategy funds, dedicated credit funds and other alternative investment vehicles. The Real Estate segment provides asset management services to our real estate funds.
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
Overview of Our Funds
Multi-Strategy
As of December 31, 2018, we managed approximately $10.4 billion of assets under management in our multi-strategy funds, or 32% of our total assets under management. The portfolio composition of our multi-strategy funds is determined by evaluating what we believe are the best market opportunities for each fund, consistent with each fund’s goal of generating consistent, positive, risk-adjusted returns while protecting fund investor capital. The primary investment strategies we employ in our multi-strategy funds include the following:

•
Global equities, which consists of fundamental long/short and event-driven investing. Fundamental long/short investing involves analyzing companies and assets to profit where we believe mispricing or undervaluation exists. Event-driven investing attempts to realize gain from corporate events such as spin-offs, recapitalizations and other corporate restructurings, whether company specific or due to industry or economic conditions.

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
The Oz Master Fund, our global multi-strategy fund, opportunistically allocates capital between our investment strategies in North America, Europe and Asia based on market conditions and attractive investment opportunities. The Oz Master Fund generally employs every strategy and geography in which our funds invest and constituted approximately 29% of our assets under management as of December 31, 2018. Our other funds implement geographical- or strategy-focused investment programs. The investment performance for our other funds may vary from those of the Oz Master Fund, and that variance may be material.
The table below sets forth, as of December 31, 2018, the net annualized return, volatility and Sharpe Ratio of the Oz Master Fund, the Oz Multi-Strategy Composite (as defined below), the S&P 500 Index and the MSCI World Index. This table is provided for illustrative purposes only. The performance reflected in the table below is not necessarily indicative of the future results of the Oz Master Fund. There can be no assurance that any fund will achieve comparable results. An investment in our Class A Shares is not an investment in any of our funds. See “Item 1A. Risk Factors—Risks Related to Our Business—An investment in our Class A Shares is not an alternative to an investment in any of our funds, and the returns of our funds should not be considered as indicative of any returns expected on our Class A Shares, although poor investment performance of, or lack of capital flows into, the funds we manage could have a materially adverse impact on our revenues and, therefore, the returns on our Class A Shares.”

Past performance is no indication or guarantee of future results.

Net Annualized Return through December 31, 2018	1 Year	3 Years	5 Years	Since Oz Master Fund Inception (January 1, 1998)	Since Oz Multi-Strategy Composite Inception (April 1, 1994)
Oz Master Fund Composite(1)	-1.9%	4.0%	3.4%	8.3%	n/a
Oz Multi-Strategy Composite(2)	-1.9%	4.0%	3.4%	8.3%	11.2%
S&P 500 Index(3)	-4.4%	9.3%	8.5%	6.6%	9.3%
MSCI World Index(3)	-6.9%	6.8%	6.6%	5.6%	7.2%

Volatility - Standard Deviation (Annualized)(4)
Oz Master Fund Composite(1)	6.0%	4.9%	5.1%	5.0%	n/a
Oz Multi-Strategy Composite(2)	6.0%	4.9%	5.1%	5.0%	5.4%
S&P 500 Index(3)	15.3%	11.0%	10.9%	14.9%	14.5%
MSCI World Index(3)	13.0%	9.8%	10.1%	14.0%	13.6%

Sharpe Ratio(5)
Oz Master Fund Composite(1)	-0.67	0.56	0.50	1.20	n/a
Oz Multi-Strategy Composite(2)	-0.67	0.56	0.50	1.20	1.54
S&P 500 Index(3)	-0.42	0.73	0.70	0.29	0.45
MSCI World Index(3)	-0.69	0.56	0.57	0.23	0.32
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

Credit
As of December 31, 2018, we managed approximately $19.2 billion of assets under management in our dedicated credit funds, or 59% of our total assets under management. Our dedicated credit funds are comprised of our opportunistic credit funds and our Institutional Credit Strategies products.
Opportunistic Credit Funds
As of December 31, 2018, we managed approximately $5.8 billion of assets under management in our opportunistic credit funds. Our opportunistic credit funds seek to generate risk-adjusted returns by capturing value in mispriced investments across disrupted, dislocated and distressed corporate, structured and private credit markets globally. As of December 31, 2018, assets under management in the Oz Credit Opportunities Master Fund, our global opportunistic credit fund, totaled $1.8 billion. The remainder of the assets under management in our opportunistic credit funds was comprised of various open-end and closed-end funds, as well as customized solutions structured to meet our fund investors’ needs.
Institutional Credit Strategies
As of December 31, 2018, we managed approximately $13.5 billion of assets under management in our Institutional Credit Strategies products. Institutional Credit Strategies is our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs and other customized solutions for clients.
Real Estate
As of December 31, 2018, we managed approximately $2.6 billion of assets under management in our real estate funds, or 8% of our total assets under management. Our real estate funds employ a situation-specific, opportunistic investment strategy, combined with a disciplined risk assessment process. These funds seek to diversify investments across geography, asset types and transaction structures to actively balance the portfolios within each of the funds.
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
Investments by our executive managing directors and employees collectively comprised approximately 6% of our total assets under management as of January 1, 2019. The single largest unaffiliated investor in our funds accounted for approximately 17% of our total assets under management as of January 1, 2019, and the top five unaffiliated fund investors accounted for approximately 34%. Approximately 29% of our assets under management were from investors from outside North America as of January 1, 2019. These percentages, as well as those presented in the chart below, exclude assets under management in our securitization vehicles within Institutional Credit Strategies products, which are held by various types of investors.
The following chart presents the composition of our fund investors by type across our funds as of January 1, 2019:
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

•
Alignment of interests.  We structure our business to align our executive managing directors’ and employees’ interests with those of the investors in our funds and our Class A Shareholders. Our 22 active executive managing directors and 48 managing directors as of December 31, 2018, have a compensation structure that includes receiving a portion of any bonus compensation in a combination of equity and/or deferred cash interests that vest over time.

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

•
Focus on infrastructure.  Since our firm’s inception, we have focused on building a robust infrastructure with an emphasis on strong financial, operational and compliance-related controls. As of December 31, 2018, of the firm’s 70 active executive managing directors and managing directors, 22 are dedicated to our global infrastructure, reinforcing our commitment to this important part of our business. As a public company, we are required to identify and document key processes and controls, which are subject to independent review. Additionally, we have added a number of independent, third-party processes to our fund operations that provide independent information to our fund investors.

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
On February 7, 2019, we completed the Recapitalization, which included a series of transactions that involved the reallocation of ownership in the Oz Operating Group to existing members of senior management, a “Distribution Holiday” on interests held by active and former executive managing directors, an amendment to the tax receivable agreement, a “Cash Sweep” to pay down the 2018 Term Loan (as defined below) and Restructured Securities (as defined below), and various other related transactions. See Note 19 to our consolidated financial statements included in this report for additional information.
At the close of trading on January 3, 2019, we effected the previously announced 1-for-10 reverse share split (the “Reverse Share Split”) of the Class A Shares. As a result of the Reverse Share Split, every ten issued and outstanding Class A Shares were combined into one Class A Share. Corresponding adjustments were also made to the Class B Shares.
The Reverse Share Split did not affect any shareholder’s ownership percentage of shares or the relative interests in the Oz Operating Group held by us or our executive managing directors, except to the extent of the rounding of fractional interests. No fractional shares were issued in connection with the Reverse Share Split. If a shareholder of the Registrant would otherwise have received fractional shares as a result of the Reverse Share Split, each fractional share was rounded to the nearest whole share (and a 0.5 share was rounded to the next higher share). In addition, pursuant to certain amendments to the Oz Operating Partnerships’ limited partnership agreements, corresponding adjustments were made to the Group A Units, Group B Units, Group D Units and Group P Units and the PSIs (as defined below). All prior period share, unit, per share and per unit amounts have been restated to give retroactive effect to the Reverse Share Split.
Following the Recapitalization, we intend to (i) change our tax classification from a partnership to a corporation effective April 1, 2019 and (ii) subsequently convert the Registrant from a limited liability company into a corporation.
Och-Ziff Capital Management Group LLC currently has two classes of shares outstanding: Class A Shares and Class B Shares.
Class A Shares.    Class A Shares represent Class A limited liability company interests in Och-Ziff Capital Management Group LLC. The holders of Class A Shares are entitled to one vote per share held of record on all matters submitted to a vote of our shareholders and, as of December 31, 2018, represent 40.3% of our total combined voting power. The holders of Class A Shares are entitled to any distribution declared by our Board of Directors, subject to any statutory or contractual restrictions on the payment of distributions and to any restrictions on the payment of distributions imposed by the terms of any outstanding preferred shares we may issue in the future. Additional Class A Shares are issuable upon exchange of Group A Units by our executive managing directors, as described below, and upon vesting of equity awards granted under our Amended and Restated 2007 Equity Incentive Plan or 2013 Incentive Plan.
Class B Shares.    Class B Shares have no economic rights and are not publicly traded, but rather entitle the holders of record to one vote per share on all matters submitted to a vote of our shareholders. The Class B Shares are held solely by our executive managing directors and provide them with a voting interest in Och-Ziff Capital Management Group LLC commensurate with their economic interest in our business in the form of Group A Units, Group A-1 Units (until a corresponding number of Group E Units have vested), Group E Units (once such Group E Units have vested) and Group P Units (assuming such Group P Units are participating). Each executive managing director holding Group A Units, Group A-1 Units (until a corresponding number of Group E Units have vested), vested Group E Units or Group P Units holds an equal number of Class B Shares. Upon an issuance of Group A Units or Group P Units to an executive managing director or the vesting of such executive managing director's Group E Units, an equal number of Class B Shares is also issued to such executive managing director. Upon the exchange by an executive managing director of a Group A Unit or a Group P Unit for a Class A Share as further discussed below, the corresponding Class B Share is canceled.
As of December 31, 2018, the Class B Shares represent 59.7% of our total combined voting power. Holders of the Class B Shares have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. As a result, Mr. Och is currently able to control all matters requiring the approval of our shareholders. This proxy will terminate on the “Transition Date,” which will be the 30th day following the completion of the Liquidity Redemption (as defined below), subject to extension in certain cases whereby Mr. Och or his related parties are not permitted to effect redemptions of their capital in funds managed by us. Following the termination of the proxy, each Class B Shareholder will be entitled to one vote per share held of record on all matters submitted to a vote of our shareholders.
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
The Oz Operating Group currently consists of OZ Management LP, OZ Advisors LP and OZ Advisors II LP, and each of their consolidated subsidiaries. All of our interests in OZ Management LP and OZ Advisors LP are held through Oz Corp. All of our interests in OZ Advisors II LP are held through Oz Holding. Each intermediate holding company is the sole general partner of the applicable Oz Operating Group entity and, therefore, generally controls the business and affairs of such entity. The Oz Operating Group currently has the following units outstanding: Group A Units, Group A-1 Units, Group B Units, Group D Units, Group E Units, Group P Units and Preferred Units.
As of December 31, 2018, the Preferred Units had an aggregate liquidation preference of $1,000 per Preferred Unit, plus accrued and unpaid distributions. After the Preferred Units liquidation preference is satisfied, the Group A Units and Group B Units have no preference or priority over other securities of the Oz Operating Group (other than the Group D Units, Group E Units and Group P Units to the extent described below) and, upon liquidation, dissolution or winding up, will be entitled to any assets remaining after payment of all debts and liabilities of the Oz Operating Group (together with the Group D Units, Group E Units and Group P Units to the extent described below). As further discussed in Note 19 to the consolidated financial statements included in this Annual Report, as part of the Recapitalization, the Preferred Units were restructured into new debt securities (the “Debt Securities”) and new preferred equity securities (the “New Preferred Securities”) (collectively, the “Existing Preferred Restructuring”). The New Preferred Securities have an aggregate liquidation preference of $500 per Preferred Unit, plus accrued and unpaid distributions.
Group A Units.    Our executive managing directors own 100% of the Group A Units, which as of December 31, 2018, represent a 56.4% equity interest in the Oz Operating Group. Currently, Group A Units are exchangeable for our Class A Shares at the discretion of the Exchange Committee (which consists of the Chief Executive Officer and the Chief Financial Officer of Och-Ziff Capital Management Group LLC) (or the cash equivalent thereof), on a one-for-one basis, subject to vesting requirements by our executive managing directors, book-up requirements, transfer restrictions and certain exchange rate adjustments for splits, unit distributions and reclassifications. Beginning on the final day of the Distribution Holiday, each of our executive managing directors may exchange his or her vested and booked-up Group A Units over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions (including, among other things, in connection with the Company’s insider trading policy in respect of affiliate holders and in certain circumstances where the exchange would be likely to impact the Company’s ability to use net operating losses). In connection with the Recapitalization, each Group A Unit was recapitalized into 0.65 Group A Units and 0.35 Group A-1 Units. Further, as part of the Recapitalization, holders of Group A Units do not receive distributions during the Distribution Holiday. See Note 19 to our consolidated financial statements included in this report for additional information.

Group A-1 Units.    Group A-1 Units are interests into which 0.35 of each Group A Unit was recapitalized in connection with the reallocation that was effectuated by the Recapitalization. The Group A-1 Units will be canceled at such time and to the extent that the Group E Units associated with such Group A-1 Units vest and achieve a book-up. Group A-1 Units are not eligible to receive distributions at any time. However, the holders of Group A-1 Units shall participate in any sale, change of control or other liquidity event. In the Recapitalization, the holders of the Existing Preferred (as defined below) forfeited 749,813 Group A Units, which were recapitalized into Group A-1 Units.
Group B Units. Each intermediate holding company holds a general partner interest and Group B Units in each Oz Operating Group entity that it controls. Our intermediate holding companies own 100% of the Group B Units, which, as of December 31, 2018, represent a 43.6% equity interest in the Oz Operating Group. Except during the Distribution Holiday as described above, the Group B Units are economically identical to the Group A Units held by our executive managing directors and represent common equity interests in our business, but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.
Group D Units. Group D Units are non-equity, limited partner profits interests issued to certain executive managing directors that are only entitled to share in residual assets upon liquidation, dissolution or winding up, and become eligible to participate in any exchange right or tag along right in a change of control transaction or other liquidity event to the extent that there has been a threshold amount of appreciation. The Group D Units convert into Group A Units to the extent they have become economically equivalent to Group A Units. Allocations to these interests are recorded within compensation and benefits in our consolidated statements of comprehensive income (loss). As part of the Recapitalization, holders of Group D Units do not receive distributions during the Distribution Holiday. See Note 19 to our consolidated financial statements included in this report for additional information. All Group D Units converted to Group E Units in connection with the Recapitalization, as described below.
Group E Units. Group E Units are limited partner profits interests issued to certain executive managing directors that are only entitled to future profits and gains. Each Group E Unit converts into a Group A Unit and becomes exchangeable for one Class A Share (or the cash equivalent thereof) to the extent there has been a sufficient amount of appreciation for a Group E Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Oz Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group E Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent of their relative positive capital accounts (if any). In connection with the Recapitalization, each Group D Unit converted into one E Unit. One Class B Share will be issued to each holder of Group E Units upon the vesting of each such holder’s Group E Unit, at which time a corresponding number of Class B Shares held by holders of Group A-1 Units will be canceled. The general partners of the Oz Operating Partnerships may conditionally issue additional Group E Units to active executive managing directors, in an aggregate number not to exceed the amount described in the Oz Operating Partnerships’ limited partnership agreements. The Group E Units convert into Group A Units to the extent they have become economically equivalent to Group A Units. As part of the Recapitalization, holders of Group E Units do not receive distributions during the Distribution Holiday. See Note 19 to our consolidated financial statements included in this report for additional information.
Group P Units. On March 1, 2017, we issued Group P Units to certain executive managing directors. Group P Units entitle holders to receive distributions of future profits of the Oz Operating Group, and each Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent thereof), in each case upon satisfaction of certain service and performance conditions at such time and, with respect to exchanges, to the extent there has been sufficient appreciation for a Group P Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Oz Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group P Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent that certain performance conditions are met and to the extent of their relative positive capital accounts (if any). The terms of the Group P Units may be varied for certain executive managing directors. Group P Units grants are accounted for as equity-based compensation. See Note 12 to our consolidated financial statements included in this report for additional information regarding the terms of the Group P Units.

Preferred Units. Preferred Units represent ownership interests in each of the Oz Operating Group entities and are held by certain executive managing directors (the “EMD Purchasers”). Preferred Units are a class of non-voting preferred equity interests in the Oz Operating Group entities with an aggregate liquidation preference of $1,000, plus accrued and unpaid distributions. See Note 10 to our consolidated financial statements included in this report for additional information regarding the terms of the Preferred Units. As discussed above, as part of the Recapitalization, the Preferred Units were restructured into Debt Securities and New Preferred Securities. The New Preferred Securities have an aggregate liquidation preference of $500 per Preferred Unit, plus accrued and unpaid distributions.
Profit Sharing Interests (PSIs). In 2016, we began to issue profit sharing interests (“PSIs”) to certain executive managing directors. PSIs are non-equity, limited partner profits interests in the Oz Operating Group that participate in distributions of future profits of the Oz Operating Group on a pro rata basis with the Oz Operating Group A, B and D Units after the Distribution Holiday. During the Distribution Holiday, PSIs do not receive distributions. PSIs may also share in residual assets upon liquidation, dissolution or winding up to the extent that there has been a threshold amount of appreciation subsequent to issuance of the PSIs. Subject to the discretion of the Chairman of the Partner Management Committee (the “PMC Chairman”), distributions on the PSIs are made in a combination of cash, Group D Units, RSUs or deferred cash interests (“DCIs”). PSIs are subject to forfeiture upon the departure of an executive managing director, and the number of PSIs held by an executive managing director can be increased or decreased each year at the PMC Chairman’s discretion.
Restricted Share Units
We grant RSUs as a form of compensation to our employees and executive managing directors. An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board of Directors, upon completion of the requisite service period. All of the RSUs granted to date accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs that also accrue additional dividend equivalents. Delivery of dividend equivalents on outstanding RSUs is contingent upon the vesting of the underlying RSUs. As part of the Recapitalization, certain RSUs held by directors and certain executive managing directors are limited in the amount of dividend equivalents they may receive during the Distribution Holiday. See Note 19 to our consolidated financial statements included in this report for additional information.
In 2018, we began granting PSUs. A PSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board of Directors, upon completion of the requisite service period, as well as satisfying certain performance conditions based on achievement of targeted total shareholder return on Class A Shares. PSUs do not begin to accrue dividend equivalents until the requisite service period has been completed and performance conditions have been achieved.
See Note 12 to our consolidated financial statements included in this report for additional information regarding RSUs and PSUs.

The diagram below depicts our organizational structure as of December 31, 2018(1):

Executive Managing Directors
Public Shareholders
100% Class B Shares
* no economic rights in Och-Ziff Capital Management Group LLC
* 59.7% of total combined voting power in Och-Ziff Capital Management Group LLC(3)
100% Group A Units(2)
* 56.4% of the equity interests in Oz Operating Group
* limited partner interest
* exchangeable for Och-Ziff Capital Management Group LLC Class A Shares (subject to vesting, minimum retained ownership requirements and transfer restrictions)
100% Class A Shares
* 100% of economic rights in Och-Ziff Capital Management Group LLC
* 43.6% indirect equity interest in Oz Operating Group
* 40.3% of total combined voting power in Och-Ziff Capital Management Group LLC
Och-Ziff Capital Management Group LLC (NYSE: OZM)
100% Preferred Units
* non-voting preferred interests
* aggregate liquidation preference of $1,000, plus accrued and unpaid distributions
* initial distribution rate of 0% per annum until February 19, 2020
100%
100%
Oz Corp
Oz Holding
Sole General Partner
100% Group B Units
*43.6% of the equity interests in Oz Operating Group
* limited partner interest
Sole General Partner
100% Group B Units
*43.6% of the equity interests in Oz Operating Group
* limited partner interest
Sole General Partner
100% Group B Units
*43.6% of the equity interests in Oz Operating Group
* limited partner interest
Oz Operating Group(4)(5)(6)
OZ Management LP
OZ Advisors I LP
OZ Advisors II LP

____________

(1)
This diagram does not give effect to 4,217,669 Class A restricted share units, or “RSUs,” that were outstanding as of December 31, 2018, and were granted to our executive managing directors, managing directors, other employees and the independent members of our Board of Directors.

(2)
Mr. Och and the other executive managing directors hold Group A Units representing 27.9% and 28.6%, respectively, of the equity in the Oz Operating Group, excluding the 578,480 Class A Shares collectively owned directly by Mr. Och and certain other executive managing directors. Our executive managing directors also hold Class C Non-Equity Interests and Group D Units as described below in notes (4) and (5).

(3)
Mr. Och holds Class B Shares representing 25.8% of the voting power of our Company and the other executive managing directors hold Class B Shares representing 33.9% of the voting power of our Company. Holders of the Class B Shares, have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. In addition, Mr. Och controls an additional 0.4% of our total combined voting power through his direct ownership of 195,707 Class A Shares.

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

(5)
Not presented in the diagram above are Group D Units, which represent an approximately 7.8% profits interest in the Oz Operating Group, and are not considered equity interests for GAAP purposes. Our executive managing directors hold all of the Group D Units.

(6)
Not presented in the diagram above are Group P Units issued and held by our executive managing directors. The Group P Units are not participating in the economics of Oz Operating Group, as the applicable Service Condition and Performance Condition (as defined in Note 12 to our consolidated financial statements) have not yet been met as of December 31, 2018.

Employees
As of December 31, 2018, our worldwide headcount was 416 (including 47 in the United Kingdom and 24 in Asia), with 123 investment professionals (including 27 in the United Kingdom and 11 in Asia). As of this date, we had 22 active executive managing directors and 48 managing directors.
Regulatory Matters
Our business is subject to extensive regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Since 1999, we have been registered with the SEC as an investment adviser under the Advisers Act. We are also a company subject to the registration and reporting provisions of the Exchange Act, and therefore subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. In addition, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974, which we refer to as “ERISA.” As a registered commodity pool operator and a registered commodity trading advisor, we are subject to regulation and oversight by the Commodity Futures Trading Commission, which we refer to as the “CFTC.” We are also subject to regulation and oversight by the National Futures Association in the U.S., as well as other regulatory bodies.
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

Our compliance program includes comprehensive policies and supervisory procedures that have been designed and implemented to monitor compliance with these requirements. All employees attend mandatory annual compliance training to remain informed of our policies and procedures related to matters such as the handling of material non-public information, conflicts of interest and employee securities trading. Annual training specifically targeted at ensuring the understanding of and compliance with the FCPA and, as applicable, other foreign anti-corruption laws and regulations is mandatory for employees and executives responsible for structuring, supervising, ensuring compliance of and executing accounting functions for private deals, as well as for employees who interact with or provide reporting to investors. In addition to a robust internal compliance framework, we have strong relationships with a global network of local attorneys specializing in compliance matters to help us quickly identify regulatory changes and address compliance issues as they arise.
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
The success and growth of our business are highly dependent upon conditions in the global financial markets and economic and geopolitical conditions throughout the world that are outside of our control and difficult to predict. Factors such as equity prices, equity market volatility, asset or market correlations, interest rates, counterparty risks, availability of credit, inflation rates, economic uncertainty, changes in laws or regulation (including laws relating to the financial markets generally or the taxation or regulation of the hedge fund industry), trade barriers and tariffs, disease, commodity prices, currency exchange rates and controls, and national and international political circumstances (including governmental instability or dysfunction, wars, terrorist acts or security operations) can have a material impact on the value of our funds’ portfolio investments or our general ability to conduct business. Difficult market, economic and geopolitical conditions can negatively impact those valuations and our ability to conduct business, which in turn would reduce or even eliminate our revenues and profitability, thereby having a material adverse effect on our business, financial condition or results of operations. As a global alternative asset manager, we seek to generate consistent, positive, absolute returns across all market cycles for the investors in our funds. Our ability to do this has been, and in the future may be, materially impacted by conditions in the global credit or equity financial markets and economic and geopolitical conditions worldwide.
Interest rates, which had been at historically low levels in recent years, slowly have been rising. From December 2015 through 2018, the Federal Reserve raised its benchmark interest rate nine separate times (including four times in 2018), in each case by a quarter of a percentage point. While the Federal Reserve recently indicated that it will be patient as it determines future adjustments to the benchmark interest rate, there is no guarantee that the Federal Reserve will not resume raising interest rates in the coming twelve months. Changes to interest rates could have an adverse impact on our business, financial condition or results of operations.
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
On June 23, 2016, the United Kingdom (the “UK”) held an advisory referendum in which UK voters approved the UK’s exit from the European Union (the “EU”), commonly referred to as “Brexit.” On March 29, 2017 the UK government gave formal notice to the European Council under Article 50(2) of the Treaty on European Union of the UK’s intention to withdraw from the EU. The UK has a period of a maximum of two years from the date of its formal notification (such period ending at 11 p.m. on March 29, 2019, unless all remaining member states unanimously consent to an extension of this period) to negotiate the terms of its withdrawal from, and future relationship with, the EU, including the terms of trade between the UK and the EU and potentially other countries. If no formal withdrawal agreement is reached between the UK and the EU, then it is expected the UK’s membership in the EU will automatically terminate on March 29, 2019, unless extended as described above. Discussions between the UK and the EU focused on finalizing withdrawal issues, transition agreements and the possibility of extending the period in which to agree the terms of the UK’s withdrawal from the EU are understood to be ongoing. However, uncertain limited progress to date in these negotiations and ongoing uncertainty within the UK government and UK Parliament sustains the possibility of the UK leaving the EU on March 29, 2019 without a withdrawal agreement and associated transition period in place (a so-called no deal Brexit), which is likely to cause significant volatility in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound, which may impair the investment performance of our funds. In addition, Brexit could lead to political, legal and economic uncertainty and potentially divergent national laws and regulations, particularly from a tax perspective, as the UK determines which EU laws to replace or replicate. Changes made by the UK to its domestic or international tax system and its implementation after the UK has withdrawn from the EU could have a material adverse effect on our business, financial condition or results of operations.
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
Subject to any specific redemption provisions applicable to a fund, investors in our multi-strategy hedge funds may generally redeem their investments in our funds on an annual or quarterly basis following the expiration of a specified period of time (typically between one and three years), although certain investors generally may redeem capital during such specified period upon the payment of a redemption fee and upon giving proper notice. In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific events that occur at the Company (including any uncertainty related to the recently announced Recapitalization and Corporate Classification Change (as defined below)), we could experience increased redemptions and a consequent reduction in our assets under management. Furthermore, investors in our funds may also invest in funds managed by other alternative asset managers that have restricted or suspended redemptions or may in the future do so. Such investors may redeem capital from our funds, even if our performance is superior to such other alternative asset managers’ performance if they are restricted or prevented from redeeming capital from those other managers.

The decrease in revenues that would result from significant redemptions in our funds could have a material adverse effect on our business, financial condition or results of operations. During 2018, we experienced redemptions of approximately $3.8 billion from our funds. We may continue to experience elevated redemption levels and, if economic and market conditions remain uncertain or worsen, we may once again experience significant redemptions.
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
Our revenues are influenced by the combination of the amount of assets under management and the investment performance of our funds. Asset flows, whether inflows or outflows, can be highly variable from month-to-month and quarter-to-quarter. Furthermore, our funds’ investment performance, which affects the amount of assets under management and the amount of incentive income we may earn in a given year, can be volatile due to, among other things, general market and economic conditions. Accordingly, our revenues, results of operations and cash flows are all highly variable. This variability is exacerbated during the fourth quarter of each year, primarily due to the fact that a substantial portion of our revenues historically has been and we expect will continue to be derived from incentive income from our funds. Such incentive income is contingent on the investment performance of the funds as of the relevant commitment period, which generally is as of the end of each calendar year; however, as of December 31, 2018, with respect to 63% of assets under management, the initial commitment period can be three years or longer depending on how the assets are invested. The expiration of these commitment periods may occur on dates other than December 31, which, in certain circumstances, may cause increased volatility in our results. Moreover, in a typical year, we determine a large portion of our annual discretionary cash bonus during the fourth quarter based on fund performance for the year. Because this bonus is variable and discretionary, it can exacerbate the volatility of our results. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in management fees resulting from changes in the management fee rates we charge our fund investors or due to changes in the values of our funds’ investments, as well as capital inflows or outflows. Changes in our operating expenses, unexpected business developments and initiatives and, as discussed above, general economic and market conditions may also cause fluctuations in our results from quarter to quarter. Such variability and unpredictability may lead to volatility or declines in the price of our Class A Shares and cause our results for a particular period not to be indicative of our performance in a future period or particularly meaningful as a basis of comparison against results for a prior period. Note, on the other hand, as of December 31, 2018, 41% of our assets under management are in Institutional Credit Strategies, which includes our CLOs, and have not historically generated a material amount of incentive income.
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
In addition, all of our hedge funds have “perpetual high-water marks.” This means that if a fund investor experiences losses in a given year, we will not be able to earn incentive income with respect to such investor’s investment unless and until our investment performance surpasses the perpetual high-water mark. For example, the incentive income we earn is dependent on the net asset value of each fund investor’s investment in the fund. However, failure to earn incentive income as a result of any high-water marks that do arise may adversely impact our business, financial condition or results of operations and our ability to make distributions to our Class A Shareholders. Beginning in 2018, as a result of the adoption of new revenue recognition accounting guidance, we recognize incentive income when such amounts are probable of not significantly reversing. We cannot predict when realization events will occur or whether, upon occurrence, these investments will be profitable.
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

•
Some of our competitors may be subject to less extensive regulation and thus may be better positioned to pursue certain investment objectives and/or be subject to lower expenses related to compliance than us.

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
In addition to the competitive pressures described above, as we diversify by offering new or enhanced products and investment platforms, the average management fee rate we earn on our assets under management may fall as a result of a larger proportion of our assets under management being invested in products that earn lower management fee rates. For example, our average management fee rate has fallen during the period 2016 to 2018 from 1.22% to 0.81% of weighted-average assets under management. The rate decline was driven primarily by lower assets under management in our multi-strategy funds as a percentage of our total assets under management. Additionally, effective October 1, 2016, we reduced the management fee rate for existing fund investors in virtually all of our multi-strategy assets under management; further contributing to the decline in our management fee income. Our average management fee will vary from period to period based on the mix of products that comprise our assets under management.
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
Our business is highly competitive and we benefit from being highly regarded in our industry. Maintaining our reputation is critical to attracting and retaining fund investors and for maintaining our relationships with our regulators. Negative publicity regarding our company or actual, alleged or perceived issues regarding the recently announced Recapitalization could give rise to reputational risk which could significantly harm our existing business and business prospects.
Our indebtedness and Preferred Units may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions.
Senior Credit Facility
On April 10, 2018, OZ Management LP, as borrower, and certain of our other subsidiaries, as guarantors (collectively, with certain of their respective subsidiaries, the “Oz Operating Group Credit Parties”), entered into a senior secured credit and guaranty agreement originally consisting of (i) a $250.0 million term loan facility (the “2018 Term Loan”) and (ii) a $100.0 million revolving credit facility (the “2018 Revolving Credit Facility”), which was subsequently amended on February 7, 2019 (as amended, the “Senior Credit Facility”), with certain financial institutions, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and certain other parties thereto. In connection with the amendment on February 7, 2019, the 2018 Revolving Credit Facility was terminated.
The Senior Credit Facility provides for a term loan facility with an initial maturity of five years and contains a number of restrictive covenants that collectively impose significant operating and financial restrictions on the Oz Operating Group Credit

Parties including restrictions that may limit their ability to engage in acts that may be in our long-term best interests, including but not limited to:

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
Our Senior Credit Facility includes two financial maintenance covenants relating to assets under management and an economic income secured leverage ratio. Our Senior Credit Facility also includes a covenant requiring compliance with the provisions of the agreements that implemented the transactions contemplated by the Recapitalization (the “Implementing Agreements”) that impose restrictions on distributions, including certain tax distributions, during the Distribution Holiday (as defined below), requiring prepayment of loans under the Senior Credit Facility with excess cash above a certain threshold and restricting the incurrence of indebtedness for borrowed money and certain liens, in each case subject to exceptions set forth in the Implementing Agreements.
The Senior Credit Facility also identifies a number of events that, if they occur or are continuing, would constitute an event of default under the Senior Credit Facility. The events of default include a change of control, which would occur if any person or group, other than certain permitted holders (including, but not limited to, Daniel S. Och, our other executive managing directors, and each of their respective related entities), becomes the beneficial owner, directly or indirectly, of at least 50% (on a fully diluted basis) of the voting interests in the Oz Operating Group Credit Parties.
Subordinated Credit Facility
In connection with the Recapitalization, and as part of the Existing Preferred Restructuring, the Oz Operating Group Credit Parties, each as a borrower, entered into an unsecured senior subordinated term loan credit and guaranty agreement consisting of term loan facilities in an aggregate initial principal amount of $200.0 million (the “Subordinated Credit Facility”) with certain parties thereto, as lenders, and Wilmington Trust, National Association, as administrative agent.
The Subordinated Credit Facility matures on the earlier of (i) the fifth anniversary of the date on which all obligations under the Unit Designations of the Preferences and Relative, Participating, Optional, and Other Special Rights, Powers and Duties of Class A Cumulative Preferred Units of each Oz Operating Partnership (collectively, the “New Preferred Unit Designations”), entered into in connection with the Recapitalization, have been in paid in full and (ii) April 1, 2026 and contains a number of restrictive covenants that collectively impose significant operating and financial restrictions on the Oz Operating Group Credit Parties, including restrictions that may limit their ability to engage in acts that may be in our long-term best interests, including but not limited to:

•	Incur certain additional indebtedness or create or issue certain equity interests.

•	Create liens.

•	Pay dividends or make other restricted payments.

•	Merge, consolidate, or sell or otherwise dispose of all or any part of their assets.

•	Engage in substantially different lines of business.

•	Amend their organizational documents in a manner materially adverse to the lenders.
Our Subordinated Credit Facility includes two financial maintenance covenants relating to assets under management and an economic income secured leverage ratio. Our Subordinated Credit Facility also includes a covenant requiring compliance with the provisions of the Implementing Agreements that will impose restrictions on distributions, including certain tax distributions, during the Distribution Holiday, requiring prepayment of loans under the Senior Credit Facility and thereafter, New Preferred Securities (as defined below), in each case with excess cash above a certain threshold, and restricting the incurrence of indebtedness for borrowed money and certain liens, in each case subject to exceptions set forth in the Implementing Agreements.
The Subordinated Credit Facility also identifies a number of events that, if they occur or are continuing, would constitute an event of default under the Subordinated Credit Facility. The events of default include a change of control, which would occur if any person or group, other than certain permitted holders (including, but not limited to, Daniel S. Och, our other executive managing directors, and each of their respective related entities), becomes the beneficial owner, directly or indirectly, of at least 50% (on a fully diluted basis) of the voting interests in the Oz Operating Group Credit Parties.
Under the terms of the New Preferred Unit Designations, so long as any Preferred Units are outstanding, without the consent of the Holders’ Committee (as defined below), which initially consists of Daniel S. Och as sole member, the Company and the Oz Operating Group entities and their respective subsidiaries may not, subject to limited exceptions:

•	Incur certain additional indebtedness or create or issue certain equity interests.

•	Create liens.

•	Sell or otherwise dispose of any businesses, business lines or divisions, or any significant assets thereof.

•	Engage in certain transactions with affiliates.

•	Declare or pay distributions on or repurchase any equity securities that rank equal with or junior to the Preferred Units.
Preferred Units
Pursuant to the terms of the New Preferred Unit Designations, distributions on the Preferred Units will be payable on the liquidation preference amount on a cumulative basis at an initial distribution rate of 0% per annum until the Step Up Date of February 19, 2020 (the “Step Up Date”), after which the distribution rate will increase in stages thereafter to a maximum of 10% per annum on and after the eighth anniversary of the Step Up Date. In addition, following the occurrence of a change of control event, the Oz Operating Group will redeem the Preferred Units at a redemption price equal to the liquidation preference plus all accumulated but unpaid distributions (collectively, the “Liquidation Value”). For so long as the Oz Operating Group does not redeem all of the outstanding Preferred Units, the distribution rate will increase by 7.00% per annum, beginning on the 31st day following such event. If we do not have sufficient cash to make such distributions or to repurchase the Preferred Units when required, we may be forced to sell assets, borrow additional funds or enter into new debt facilities. No assurance can be given that we would be able to complete such transactions on favorable terms, or at all, or that our borrowing costs would not increase.
Additionally, the terms of the New Preferred Unit Designations include a cash sweep arrangement (“Cash Sweep”) during the Distribution Holiday that was initiated in connection with the Recapitalization under which 100% of all Economic Income (as defined therein) will be applied to repay the Senior Credit Facility and then to redeem the Preferred Units. The terms of the New Preferred Unit Designations will also require an amount equal to the excess of the Free Cash Balance (as defined in the New Preferred Unit Designations) as of December 31 of the applicable fiscal year over the minimum free cash balance of $200.0 million, to be used to repay the Senior Credit Facility and redeem the Preferred Units. In addition, without duplication of the Cash Sweep, (i) certain of the proceeds resulting from the realization of Designated Accrued Unrecognized Incentive (as defined in the New Preferred Unit Designations) and (ii) 85% of the Net Cash Proceeds (as defined in the New Preferred Unit Designations) from any Asset Sales (as defined in the New Preferred Unit Designations), will be used to repay the Senior Credit Facility and redeem the Preferred Units.
As long as the Cash Sweep is in effect, we may only use funds from a cumulative discretionary one-time basket of up to $50.0 million in the aggregate, or reserve up to $17.0 million in the aggregate (the “Discretionary Basket”), to, subject to certain exceptions, fund new firm investments or new firm products or to fund share buybacks (including RSU cash settlements in excess of permitted amounts) in an aggregate amount not to exceed $25.0 million and to engage in other activities related to our strategic expansion and may not use any other of our funds to fund such activities, subject to certain exceptions.

A failure by any of the Oz Operating Group Credit Parties to comply with the covenants and other obligations-or upon the occurrence of other defaults-specified in the Senior Credit Facility or the Subordinated Credit Facility, as the case may be, could result in an event of default under the Senior Credit Facility or the Subordinated Credit Facility, as the case may be, which would give the lenders under the Senior Credit Facility or the Subordinated Credit Facility the right to declare all indebtedness and other obligations outstanding under the Senior Credit Facility or the Subordinated Credit Facility, as the case may be, together with accrued and unpaid interest and fees, to be immediately due and payable. If the indebtedness outstanding under the Senior Credit Facility or the Subordinated Credit Facility were to be accelerated, the Oz Operating Group Credit Parties may not have sufficient cash on hand or be able to sell sufficient assets to repay this indebtedness, which may have an immediate material adverse effect on our business, results of operations and financial condition. For more detail about risks relating to any refinancing, repurchasing or repayment of our Senior Credit Facility and the Subordinated Credit Facility, see “—The terms of our outstanding Preferred Units, the Senior Credit Facility and the Subordinated Credit Facility and changes in the credit markets may negatively impact or may prohibit our ability to refinance our outstanding indebtedness or our ability to otherwise obtain attractive financing for our business, and may increase the cost of such financing if it is obtained. An increase in our borrowing costs may materially adversely affect our business, financial condition or results of operations.” For more detail regarding the Senior Credit Facility and the Subordinated Credit Facility, their respective terms and the current status of compliance with the Senior Credit Facility and the Subordinated Credit Facility by the Oz Operating Group Credit Parties, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Debt Obligations.”
Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions.
LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted.
On July 27, 2017, the UK Financial Conduct Authority (the “FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short‑term repurchase agreements, backed by Treasury securities. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR‑based financial instruments, including interest rates on certain of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR‑based financial instruments, including the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates. To address a potential transition away from LIBOR, the Senior Credit Facility and the Subordinated Credit Facility each provide for an agreed upon methodology to calculate the new floating rate reference plus new applicable spreads. For our latest generation of CLOs, we have been incorporating provisions to address a potential transition from LIBOR, however certain older CLOs may not currently have been amended to contain clear LIBOR transition procedures. For these older CLOs, if LIBOR ceases to exist, we may need to amend certain governing documents extending beyond 2021 to replace LIBOR with the new standard that is established.
There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and price of our Class A Shares.
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
In addition, investors in most of our funds have certain key person provisions that are triggered upon the loss of services of one or more key investment professionals and could, upon the occurrence of such event, provide the investors in the funds with certain rights such as earlier redemption rights (including by conversion to interests providing for more frequent liquidity) or rights providing for the termination or suspension of the funds’ investment periods and/or wind-down of the funds. Accordingly, the loss of such key investment professionals could result in significant or earlier redemptions from our funds or disruption of the funds’ investment activities, which could have a material adverse impact on our business, financial condition or results of operations, and could harm our ability to maintain or grow our assets under management in existing funds or raise additional funds in the future. Withdrawals exercised pursuant to key person provisions could lead to a liquidation of certain funds and a corresponding elimination of our management fees and potential to earn incentive income beyond the withdrawal dates with respect to such funds.
Mr. Och resigned as Chief Executive Officer of the Company effective February 5, 2018, and, pursuant to the Recapitalization, recently delivered a resignation as Chairman of the Board effective March 31, 2019. Mr. Och also delivered a resignation as a member of the Board to become effective as of the next annual meeting of shareholders that occurs at least 30 days following the Transition Date. In addition, Mr. Och delivered a resignation (to become effective as of the Transition Date) from all officer positions of, and from the internal committees, boards of directors, boards of managers and similar governing bodies of, all subsidiaries of the Company and all investment funds or accounts managed by us. In addition, effective as of the Transition Date, Mr. Och shall also cease to be a member, of each of the Partner Management Committee and the Partner Performance Committee. Further, effective as of the Transition Date, (i) the Chief Executive Officer and Chief Financial Officer will be appointed as the sole directors of Oz Corp and the sole members of the board of managers of Oz Holding, (ii) the Chief Executive Officer will replace Mr. Och as PMC Chairman and Chairman of the Partner Performance Committee, (iii) the Chief Executive Officer and/or Chief Financial Officer will replace Mr. Och as a member of all internal committees, boards of directors, boards of managers and similar governing bodies of, and as an officer of, and, as applicable, member of, the Company (other than the Board) and (iv) the then-current director(s) of the fund boards other than Mr. Och and, if appointed by the then-serving directors on such boards, the Chief Executive Officer and/or the Chief Financial Officer, will serve as directors of the fund boards.
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
It may be difficult for us to retain and motivate our active executive managing directors after their interests in our business are fully vested and they are permitted to exchange their interests for Class A Shares that they can sell. Many of the Group A and Group D Units granted to executive managing directors since then are now also fully vested. The Group E Units granted to our active executive managing directors in connection with the Recapitalization generally vest in the future subject to vesting conditions. Oz Operating Group common units otherwise granted to our executive managing directors, including awards granted under our Incentive Program established in 2017 (the “2017 Incentive Program”), continue to vest over time. The holder of any Group A Units generally has the right to exchange each of his or her Group A Units for one of our Class A Shares (or, at our option, the cash equivalent thereof), subject to vesting and book-up requirements and transfer restrictions under the Oz Operating Partnerships’ limited partnership agreements and the Class A Unit Exchange Agreement (as defined below). Beginning on the final day of the Distribution Holiday, each of our executive managing directors may exchange his or her vested and booked-up Group A Units over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions. For more detail regarding exchange rights of our active executive managing directors, see “—The price of our Class A Shares may decline due to the large number of shares eligible for future sale and for exchange into Class A Shares.” See Note 12 to our consolidated financial statements included in this report for additional information on the 2017 Incentive Program and Note 19 to our consolidated financial statements included in this report for additional information on the Recapitalization.
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
We are highly dependent on information systems and other technology, including those used or maintained by third parties with which we do business. Any failure or breach in any such systems or infrastructure (including from a cyberattack) could materially impair our business, financial condition or results of operations.
Our business is highly dependent on information systems and technology. We rely heavily on our financial, accounting, trading, risk management and other data processing and information systems to, among other things, execute, confirm, settle and record a very large number of transactions, which can be highly complex and involve multiple parties across multiple financial markets and geographies, and to facilitate financial reporting and legal and regulatory compliance all in an extremely time-sensitive, efficient and accurate manner. We must continually update these systems to properly support our operations and growth, which creates risks associated with implementing new systems and integrating them into existing ones. We also use and rely upon third-party information systems and technology to perform certain business functions. Such third-party technology may be integrated with our own. Therefore, we face additional significant risks that would arise from the failure, disruption, termination or constraints (including, in all respects, via a security breach or other tampering) in the information systems and technology of such third parties, including financial intermediaries such as exchanges and other service providers whose information systems and technology we use. Any of these information systems or technology infrastructures could fail, become disrupted (including by unauthorized security breaches) or otherwise not operate properly or as intended.
In addition, our systems may be subject to cyberattacks. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer malware, cyberattacks and other means and could originate from a wide variety of sources, including employees, foreign governments and other unknown third parties outside the firm. The increased use of mobile technology can heighten these and other operational risks. Although we take various measures to ensure the integrity of our systems, there can be no assurance that these measures will always provide sufficient protection. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, in the European Union, the General Data Protection Regulation ((EU) 2016/679) (the “GDPR”), which came into effect on May 25, 2018, as supplemented by any national laws (such as in the UK, the Data Protection Act of 2018) and further implemented through binding guidance from the European Data Protection Board. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our fund investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures. Any of these failures, particularly those that directly affect us, could materially impair our business, financial condition or results of operations.
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
In the event any fund-related litigation scenarios described above materialize, it is possible we are made a party to any such litigation. As with the funds, while we maintain insurance, there can be no assurance that our insurance will prove to be adequate. If we are required to incur all or a portion of the costs arising out of litigation, our business, financial condition or results of operations could be materially adversely affected. Furthermore, any such litigation could be protracted, expensive and highly damaging to our reputation, which could result in a significant decline in our assets under management and revenues, even if the underlying claims are without merit. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to reputational risk and increased risk from countersuits.
Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues.
Our business is subject to extensive and complex regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate and trade around the world. As an investment adviser registered under the Advisers Act and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. As a registered commodity pool operator and a registered commodity trading advisor, we are subject to regulation and oversight by the United States Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. In addition, we are subject to regulation by the Department of Labor under ERISA. In the UK, our UK sub-adviser is subject to regulation by the FCA. Our Asian operations, and our investment activities around the globe, are subject to a variety of other regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong, and the Securities and Exchange Board of India.
The regulatory bodies with jurisdiction over us have the authority to grant, and in specific circumstances to cancel, permissions to carry on our business and the authority to conduct investigations and administrative proceedings. Such investigations and administrative proceedings can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser from registration or memberships. For example, a failure to comply with the obligations imposed by the Exchange Act or Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or a failure to maintain our funds’ exemption from compliance with the Investment Company Act (the “1940 Act”) could result in investigations, sanctions and reputational damage, which could adversely affect our business, financial condition or results of operations. Our funds are involved regularly in trading activities that implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation, anti-corruption, including the FCPA, and a broad number of technical trading requirements that implicate fundamental market regulation policies. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or to fail to gain new investors. Furthermore, the legal, technology and other costs associated with regulatory investigations could increase to such a level that they could have a material impact on our business, financial condition or results of operations.
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
As described above under “—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues,” in 2016 we settled investigations by the SEC and the DOJ concerning violations of the FCPA and other laws, which could have a material adverse effect on our business, financial condition or results of operations. In addition to the financial cost of the settlements, the investigation and settlements may harm our reputation and cause us to lose existing investors or fail to gain new investors, which could further adversely affect our business, financial condition or results of operations. Prior to the settlements, many of our funds raised capital relying on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act (“Rule 506”) in connection with a securities offering structured as a private placement. As a consequence of the settlements, our funds are currently disqualified from raising capital using Rule 506 offerings. This could negatively affect our ability to raise capital for these funds, and our ability to offer and sell fund interests to certain investors in certain U.S. states may be impaired. The inability of our funds to raise capital in Rule 506 offerings may also result in additional expenses. The potential negative impact of the FCPA settlements on our ability to raise or retain capital for our funds could adversely affect our business, financial condition or results of operations.
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
The Financial Stability Oversight Council (the “Council”) has the authority under the Dodd-Frank Act to review nonbank financial companies predominantly engaged in financial activities for potential designation as systematically important financial institutions (“SIFI”). To date, the Council has not designated any asset managers as a SIFI. If we or any of our funds were to be designated as a SIFI, or otherwise designated by the Council as presenting systemic risk, we would be subject to limitations on our ability to conduct certain activities, along with increased costs of doing business in the form of fees and assessments associated with such designation as well as by virtue of increased regulatory compliance costs, all of which would be likely to adversely affect our competitive position.
On December 10, 2013, U.S. financial regulators adopted final regulations to implement the statutory mandate of the “Volcker Rule” contained in Section 619 of the Dodd-Frank Act. The Volcker Rule limits the ability of certain banking entities to acquire as principal, directly or indirectly, ownership interests in certain private investment funds (referred to in the Volcker Rule as “covered funds”). As a result, the Volcker Rule may cause banking entities and their affiliates that would otherwise invest in our funds to not invest in our funds or CLOs, to invest less capital in our funds or CLOs, reduce or eliminate such investments, or require modifications to the documents governing our funds or CLOs that may adversely affect their performance or attractiveness to other investors or that otherwise may be adverse to our business and the value of our Class A Shares. The Volcker Rule also includes a general prohibition on certain banking entities engaging in activities defined as “proprietary trading.” Applicable regulators have proposed amendments and invited comments to the Volcker Rule, including twice in 2018, and the requirements of the Volcker Rule may change over time. The Volcker Rule (including any changes thereto) and its effects could negatively impact our business, financial condition or results of operations.
The Dodd-Frank Act also requires increased disclosure of executive compensation and provides shareholders with the right to a non-binding vote on executive compensation. In addition, the Dodd-Frank Act empowers federal regulators to prescribe regulations or guidelines to prohibit any incentive-based payment arrangements that the regulators determine encourage covered financial institutions to take inappropriate risks by providing officers, employees, directors or principal shareholders with excessive compensation or that could lead to a material financial loss by such financial institutions. Proposed regulations were published in April and May 2016 but it remains unclear when, if at all, federal regulators will adopt final regulations. Until all of the relevant regulations and guidelines have been established, we cannot predict what effect, if any, these developments may have on our business or the markets in which we operate.
Furthermore, the Dodd-Frank Act required the SEC and the CFTC to implement more expansive regulations concerning whistleblowers. The SEC and the CFTC have each adopted rules under this requirement, establishing reward programs for persons who bring information to the SEC or the CFTC. To receive a reward under these programs, the information must lead to the successful enforcement or resolution of a judicial or administrative action brought by the SEC or CFTC that results in a monetary sanction of more than $1.0 million for a violation of the securities laws or the Commodity Exchange Act, respectively. These rules may result in increased regulatory inquiries or investigations by the SEC or the CFTC. Such inquiries or investigations could impose significant additional expense on us, require the attention of senior management and result in negative publicity and harm to our reputation.
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

Recently enacted tax legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”) made significant changes to the taxation of U.S. business entities. The effects of the TCJA are discussed in more detail below under “Item 1A. Risk Factors-Risks Related to Taxation-U.S. federal income tax reform could have uncertain effects” and in Note 13 on our consolidated financial statements.
Risk retention regulations could adversely affect our business.
Jurisdictions including the United States and the EU have adopted risk retention regulations applicable to securitizations and similar transactions, including collateralized loan obligation transactions (“CLOs”) and other transactions that we manage or may manage in the future. As a result of these regulations, we may be required to retain, and historically have retained, a portion of the securities or other interests issued in some of these CLOs and other transactions, whether in order to satisfy compliance obligations directly applicable to us or in response to investor demands based on regulatory requirements imposed on such investors. Accordingly, this has required us to utilize capital that could otherwise be deployed in another manner, and we expect that we will need to continue to do so in the future for certain CLOs and other transactions that we may manage in the future. In addition, retaining interests in these transactions increases our exposure to the performance of these transactions and changes in the value of those interests. We have also incurred, and expect to continue to incur, costs and expenses in connection with our efforts to comply with these regulations or related investor demands. We have historically financed the majority of the interests we retain as a result of these regulations, and expect to continue to do so. Such financing arrangements may impose limitations or restrictions on our business that could adversely affect our business and the price of our Class A Shares.
These risk retention regulations have changed and may continue to change over time, and may be introduced in other jurisdictions, and their interpretation and applicability at any given point in time may be uncertain. For example, as of January 1, 2019, new EU risk retention regulations replaced previously existing EU risk retention regulations for applicable transactions that issue securities on or after January 1, 2019. In addition, in the United States, a court has held that certain regulators exceeded their statutory authority by requiring managers of “open-market” CLOs to hold risk retention interests in those CLOs under U.S. risk retention regulations. Regulatory uncertainty of this nature may cause us to continue to incur costs and expenses in our efforts to comply with risk retention regulations or in response to the efforts of others to comply with risk retention regulations, and there can be no assurance that those costs and expenses, or the amount of capital we invest in connection with these risk retention regulations, will not increase in the future. Nor can there be any assurance that applicable governmental or regulatory authorities agree with our compliance approaches to these risk retention regulations, which may expose us to liability, including to third parties to whom we have made representations, warranties or covenants regarding such compliance. In the event that we adopt compliance approaches that are subsequently determined to not be required (such as with U.S. “open-market” CLOs), or are less capital-efficient than other approaches subsequently determined to be possible under applicable law, there can be no assurance that we will be able to recover or redeploy capital that we’ve previously committed (and we may be contractually prohibited from disposing of the related risk retention interests), and we will generally not be able to recover any costs or expenses that we have already incurred.
In addition to any direct effects on us, risk retention regulations may adversely affect markets relevant to our business, such as leveraged loan markets or credit markets generally, which may in turn adversely affect the transactions we manage and our business generally. There can be no assurance that risk retention regulations will not materially and adversely affect our business and operations, and the price of our Class A Shares.
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
MiFID II has imposed significant new organizational, conduct, governance, operational and reporting requirements on OZME and OZELM, including new requirements around the receipt of inducements and the use of soft dollars / dealing commissions, enhanced transaction reporting and pre- and post-trade transparency requirements, formal telephone taping requirements, and new best execution rules. Further, new MiFID II rules may restrict the ability of other Oz entities domiciled outside of the EU (known as “third-country firms”) to provide investment services to clients domiciled in the EU. Other changes resulting from MiFID II may have an impact (indirectly) on any Oz entity or client that trades on EU markets or trading venues, or does business with EU-regulated banks or brokers. These impacts may include venue trading requirements for certain categories of shares and derivatives, restrictions on so-called “dark pool” trading, product banning powers, algorithmic trading restrictions, and enhanced requirements around the provision of direct market access / direct electronic access services.
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

•
The GDPR expanded the scope of the EU data protection law to foreign companies processing personal data of European Economic Area (“EEA”) individuals (e.g., investor and employee data), imposed a more stringent data protection compliance regime, and included new data subject rights (e.g., the right to erasure, commonly known as “the right to be forgotten”). The GDPR is expected to have a significant impact on those who act as data controllers and processors and those who intend to transfer personal data outside the EEA, including the introduction of severe administrative fines of up to the greater of 4% of total worldwide annual turnover or €20.0 million (as well as the right to compensation for financial or non-financial damages claimed by any individuals under Article 82 GDPR). Additionally, non-compliance may lead to reputational damages and a loss of confidence in our security and privacy or data protection measures as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 GDPR.

•
In the EU, the European e-Privacy Directive (Directive 2002/58/EC as amended by Directive 2009/136/EC), which obliges the EU member states to introduce certain national laws regulating privacy in the electronic communications sector, will soon be replaced by the e-Privacy Regulation. As the text of the e-Privacy Regulation is still under development and in draft form, and as further guidance is issued and interpretations of both the e-Privacy Regulation and the GDPR develop, it is difficult to assess the impact of the e-Privacy Regulation on our business or operations, but it may require us to modify our data practices and policies (e.g. in relation to the management of cookies and marketing messages sent through different media) and we could incur substantial costs as a result. Each or all of these measures could have direct and indirect effects on our business.

In the UK, the FCA is expected in December 2019 to formally extend the Senior Managers and Certification Regime (the “SMCR”) to “solo-regulated” firms such as OZME and OZELM. The SMCR will replace the existing FCA approved person regime and is expected to result in a significant increase in the requirements that will apply to certain OZME and OZELM staff and in the documentation and record-keeping needed to demonstrate compliance with the new regime.
In addition, the UK introduced a tax on “diverted profits,” effective April 1, 2015. The tax requirement remains controversial and, in some parts, unclear as to its operation. According to the UK government’s publications, the rules are intended to counteract “contrived arrangements” to divert profits from the UK by avoiding a UK taxable presence or by other contrived arrangements between connected entities. A 25% rate of tax will apply to diverted profits relating to UK activity, targeting foreign companies that are perceived as exploiting the UK’s permanent establishment rules or creating other tax advantages by using transactions or entities that lack economic substance. Credit will be available in some circumstances for foreign taxes incurred on the same profits. Statements by the UK government indicate that the legislation was not primarily focused on investment funds such as our funds, or non-UK investment managers of such funds such as OZ Management LP. While it is not possible to reach a definitive conclusion that the funds or the management entities will not be affected, we consider there to be sufficiently strong arguments as to why neither our funds nor the management entities should self-report for this tax. It is worth noting in this regard that the UK government is of the view that the tax is not within the terms of the U.S.-UK double taxation treaty, potentially limiting the availability of credit in the U.S., as well as treaty-based dispute resolution procedures.
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
There is a risk that our executive managing directors, employees, joint venture partners, consultants or agents could engage in misconduct that materially adversely affects our business. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets we manage, as well as our status as a public company with securities listed on the NYSE. The violation of these obligations and standards by any of our executive managing directors, employees, joint venture partners, consultants or agents could materially adversely affect our investors, both in our funds and in our Class A Shares, and us. In addition to these numerous and complex obligations, our business requires that we properly deal with confidential matters of great significance to companies in which we may invest or with which we otherwise do business. If our executive managing directors, employees, joint venture partners, consultants or agents were improperly to use or disclose confidential information, we could be subject to litigation, regulatory investigations or sanctions and suffer serious harm to our reputation, financial position and current and future business relationships. Furthermore, there have been a number of recent highly publicized cases involving fraud or other misconduct by employees (including in the workplace via inappropriate or unlawful behavior or actions directed to other employees) in the financial services industry generally and there can be no assurance that we will not suffer from similar employee misconduct. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity have not been and may not be effective in all cases. If one of our executive managing directors, employees, joint venture partners, consultants or agents were to engage in misconduct or were to be accused of such misconduct, even if such allegations were unsubstantiated, our reputation and our business, financial condition or results of operations could be materially adversely affected.
In recent years, the DOJ and the SEC have devoted significant resources to enforcement of the FCPA. In addition, the UK has recently significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures previously have not been, and in the future may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-bribery laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition or results of operations.
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
The terms of our outstanding Preferred Units, the Senior Credit Facility and the Subordinated Credit Facility and changes in the credit markets may negatively impact or may prohibit our ability to refinance our outstanding indebtedness or our ability to otherwise obtain attractive financing for our business, and may increase the cost of such financing if it is obtained. An increase in our borrowing costs may materially adversely affect our business, financial condition or results of operations.
In April 2023, our Senior Credit Facility will mature and all obligations thereunder will become due and payable. Our Subordinated Credit Facility will mature and all obligations thereunder will become due and payable on the earlier of (i) the fifth anniversary of the date on which all obligations under the Preferred Units have been in paid in full and (ii) April 1, 2026. At those times, we will be required to either refinance or replace any outstanding indebtedness under the Senior Credit Facility and the Subordinated Credit Facility, as applicable. Pursuant to the terms of the New Preferred Unit Designations, subject to certain exceptions, we, the Oz Operating Partnerships and their respective subsidiaries are prohibited from refinancing, refunding, replacing renewing, restating amending and restating, amending, supplementing or otherwise modifying the Senior Credit Facility without the prior written consent of the Holders’ Committee. If the prior written consent of the Holders’ Committee is obtained, entering into one or more new credit facilities or issuing debt securities, could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. No assurance can be given that we will be able to enter into new credit facilities, issue debt securities or issue equity in the future on attractive terms, or at all. Loans under the Senior Credit Facility and the Subordinated Credit Facility may be subject to a base rate plus a margin or a LIBOR-based floating rate plus a margin, and the interest expense we incur may vary with changes in the applicable LIBOR reference rate. See “Item 7A. Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk,” for additional information regarding the impact that a change in LIBOR would have on our annual interest expense associated with our debt obligations.
As our Senior Credit Facility, the Subordinated Credit Facility and, with respect to our funds, other committed secured credit facilities expire, or if our lenders fail, we will need the consent of the Holders’ Committee to replace them by entering into new facilities or finding other sources of liquidity. Furthermore, to the extent that we do not obtain the consent of the Holders’ Committee or the debt financing markets make it difficult or impossible for us to refinance or replace our Senior Credit Facility or the Subordinated Credit Facility, we may be unable to repay the loans outstanding under the Senior Credit Facility or the Subordinated Credit Facility, if any, or our liquidity may be reduced in a manner that may restrict or otherwise prevent us from funding or operating our general business affairs. We may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection, and substantial doubt may be raised as to our status as a going concern. See “Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Debt Obligations” for a discussion of our Senior Credit Facility and Subordinated Credit Facility and overall liquidity position.
Subject to certain exceptions, we have the option to voluntarily repay the remaining $200.0 million of the Preferred Units at a 25% discount until March 31, 2021 and then at a 10% discount at any time between April 1, 2021 and the day prior to March 31, 2022. To the extent we are unable to repay the Preferred Units in full prior to March 31, 2022, then, pursuant to the terms of the Preferred Units, at the option of the holder, all or any portion of the liquidation preference of such Preferred Unit automatically converts into Debt Securities. Under the terms of the Subordinated Credit Facility, for a period of nine months after the repayment of the Preferred Units, we will have the option to voluntarily repay up to $200.0 million of the initial Debt Securities at a 5% discount. To the extent we are unable to do so within this time period, we will be unable to take advantage of this discount.
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
Significant disruptions and volatility in the global financial markets and economies could impair the investment performance of our funds. Additionally, we may not be able to raise capital for existing or new funds during, or even following, periods of market instability. Although we seek to generate consistent, positive, absolute returns across all market cycles, our funds have been and may be materially affected by conditions in the global financial markets and economic conditions. The global market and economic climate may become increasingly uncertain due to numerous factors beyond our control, including but not limited to, concerns related to unpredictable global market and economic factors, uncertainty in U.S. federal fiscal, tax, trade or regulatory policy and the fiscal, tax, trade or regulatory policy of foreign governments, rising interest rates, inflation or deflation, the availability of credit, performance of financial markets, terrorism or political uncertainty.
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

Most of our funds utilize investment strategies that depend on our ability to appropriately react to, or accurately assess, the occurrence of certain events, including market and corporate events. If we fail to do so, our funds’ investment performance could be adversely affected in a material way.
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
Our funds enter into numerous types of financial arrangements with a wide array of counterparties around the world, including loans, swaps, repurchase agreements, securities lending agreements and other derivative and non-derivative contracts. The terms of these contracts are often customized and complex and these arrangements may occur in markets or relate to products that are not currently subject to experienced regulatory oversight although the Dodd-Frank Act provides certain regulation in the derivatives market. In particular, certain of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.
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
In the event of a counterparty default, particularly a default by a major investment or commercial bank or other financial institution, one or more of our funds could incur material losses, and the resulting market impact of a major counterparty default could harm our business, results of operation and financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding.
The counterparty risks that we face have increased in complexity and magnitude as a result of major disruptions in the financial markets in recent years. Further, the consolidation or elimination of counterparties has increased our concentration of counterparty risk. In addition, counterparties have generally reacted to the ongoing market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available to our funds and increasing the costs of borrowing.
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

•	The absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation.

•	Differences in the legal and regulatory environment, including less-developed or less-comprehensive bankruptcy laws.

•	Fewer investor protections and less stringent requirements relating to fiduciary duties.

•	Difficulties in enforcing contracts and filing claims under foreign legal systems.

•	Less publicly available information in respect of companies in non-U.S. markets.

•	Higher rates of inflation

•	Heightened exposure to corruption risk in non-U.S. markets.

•
Certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of profits on investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation, unexpected, additional and/ or costly changes in trade policies, tariffs or other barriers and adverse economic and political developments.

•	The possible imposition of non-U.S. taxes or withholding on income and gains recognized with respect to such securities.
There can be no assurance that adverse developments with respect to such risks will not materially adversely affect our funds’ investments that are held in certain countries or the returns from these investments.
Tariffs imposed by the current Administration and potential for further regulatory reform may create regulatory uncertainty for our funds and our investment strategies and adversely affect the profitability of our funds.
In March 2018, the U.S. imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products, including stainless steel, imported into the U.S. These new tariffs, or other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. Others are considering the imposition of sanctions that will deny U.S. companies access to critical raw materials. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to further increase costs, decrease margins, reduce the competitiveness of products and services offered by companies where our funds have current or future investments and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the U.S. In addition, tariff increases may have a similar impact to suppliers and certain other customers of companies where our funds have current or future investments, which could increase the negative impact on our operating results or future cash flows.

Risk management activities may materially adversely affect the return on our funds’ investments.
When managing our funds’ exposure to market risks, we may from time to time use hedging strategies and various forms of derivative instruments to limit the funds’ exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The success of any hedging transactions generally will depend on our ability to correctly assess the degree of correlation between price movements of the hedging instrument, the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed, such as by limiting the opportunity for gain if the value of a hedged position increases, and in some cases, the hedging or derivative transaction may not perform as anticipated. In addition, the degree of correlation between price movements of the instruments used in connection with hedging activities and price movements in a position being hedged may vary. For a variety of reasons, we may not seek or be successful in establishing a perfect correlation between the instruments used in a hedging or other derivative transaction and the position being hedged. An imperfect correlation could prevent us from achieving the intended result and could give rise to a loss. In addition, it may not be possible to fully or perfectly limit our exposure against all changes in the value of our investment because the value of investments is likely to fluctuate as a result of a number of factors, some of which will be beyond our control or ability to hedge.
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

•
Distressed investments may be involved in work-outs, liquidations, spin-offs, reorganizations, bankruptcies and similar transactions and may purchase high-risk receivables. Additionally, the fair values of such investments may be subject to abrupt and erratic market movements and significant price volatility if they are widely traded securities and significant uncertainty in general if they are not widely traded securities, have no recognized market or if transactions or events in related markets, such as related derivatives markets, have the effect of increasing the economic significance or importance of a price or value determined as of a particular time of timeframe. Moreover, a major economic recession could have a materially adverse impact on the value of such securities. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security, the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, the fund may be required to sell its investment at a loss. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss by a fund of its entire investment in each such company.

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

•
Our funds may make real estate investments, including, without limitation, the acquisition of real estate assets, the purchase of loans secured directly or indirectly by real estate and the purchase of securities backed by mortgage loans secured by real estate, which will be subject to the risks incident to the lending, ownership and operation of commercial and residential real estate, including (i) risks associated with both the domestic and international general economic climate; (ii) local real estate conditions; (iii) risks due to dependence on cash flow; (iv) risks relating to the decline in value of the real estate properties in question; (v) risks and operating problems arising out of the absence of certain construction materials; (vi) changes in supply of, or demand for, competing properties in an area (as a result, for instance, of over-building); (vii) the financial condition of tenants, buyers and sellers of properties; (viii) risks relating to the absence of debt financing or changes in its availability; (ix) energy and supply shortages; (x) laws assigning liability to the owners of real estate properties for environmental hazards existing on such properties; (xi)

laws relating to real estate lending, management and/or ownership that are complex or unclear or otherwise difficult to comply with; (xii) changes in the tax, real estate, environmental and zoning laws and regulations; (xiii) various uninsured or uninsurable risks; (xiv) natural disasters; and (xv) the ability of the fund or third-party borrowers to develop and manage the real properties. With respect to investments in equity or debt securities, the fund will in large part be dependent on the ability of third parties to successfully manage the underlying real estate assets. In addition, the fund may invest in mortgage loans that are structured so that all or a substantial portion of the principal will not be paid until maturity, which increases the risk of default at that time. The fund’s investment strategy, which may involve the acquisition of distressed or underperforming assets in a leveraged capital structure, will involve a high degree of legal and financial risk, and there can be no assurance that the fund’s rate of return objectives will be realized or that there will be any return of capital. There is no assurance that there will be a ready market for resale of investments because investments in real estate generally are not liquid.
Risks Related to Our Organization and Structure
Control by Mr. Och of the total combined voting power of our shares prior to the Transition Date could cause or prevent us from engaging in certain transactions, which could materially adversely affect the market price of the Class A Shares or deprive our Class A Shareholders of an opportunity to receive a premium as part of a sale of our Company.
As of December 31, 2018, our executive managing directors control approximately 60.8% of the total combined voting power of our Class A Shares and Class B Shares through their ownership of 100% of our Class B Shares and Mr. Och’s and certain other executive managing directors’ ownership of Class A Shares purchased on the open market. Our executive managing directors will receive additional Class B Shares resulting in additional control upon the conversion of any Group D Units into Group A Units. Further, our executive managing directors may receive additional Class B Shares resulting in additional control in connection with the vesting of Group E Units. In addition, our executive managing directors received Class B Shares in connection with the grant of Group P Units under the 2017 Incentive Program. See Note 12 to our consolidated financial statements included in this report for additional information on the 2017 Incentive Program and Note 19 to our consolidated financial statements included in this report for additional information on the Recapitalization.
Holders of the Class B Shares have granted to the Class B Shareholder Committee, the sole member of which is currently our founder, Mr. Och, an irrevocable proxy to vote all of their Class B Shares as the Class B Shareholder Committee may determine in its sole discretion. Mr. Och will continue to serve as the sole member of the Class B Shareholder Committee until it is disbanded upon the termination of the Class B Shareholders Agreement (as defined below), which will occur on the Transition Date. If the Class B Shareholders Agreement has not already been terminated as described above, this proxy will terminate upon the later of Mr. Och’s withdrawal, death or disability, or such time as our executive managing directors hold less than 40% of our total combined voting power.
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

•
Any equity or debt commitment or investment or series of related equity or debt commitments or investments by us or any of our subsidiaries or controlled affiliates in an unaffiliated entity or related group of entities in an amount greater than $250.0 million.

•	Any entry by us, any subsidiary or controlled affiliate into a new line of business that does not involve investment management and that requires a principal investment in excess of $100.0 million.

•	The adoption of a shareholder rights plan.

•	Any appointment of a chief executive officer or co-chief executive officer, prior to August 5, 2019 (if the Transition Date has not occurred by such date).

•	Any removal of a chief executive officer or co-chief executive officer.

•	The termination of the employment of an executive officer or the active involvement of an executive managing director with us or any of our subsidiaries or controlled affiliates without cause.
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
The voting proxy in the Class B Shareholders Agreement is amended effective as of the earlier of the Transition Date and the commencement of the Voting Holiday (as defined in the the governance agreement, dated as of February 7, 2019, among the Company, intermediate holding companies, Operating Partnerships and Mr. Och (the “Governance Agreement”)), whereby the holders of Class B Shares corresponding to Group A-1 Units appoint our Chief Executive Officer and Chief Financial Officer as their proxies and such proxies are required to vote such Class B Shares in the same proportion that the Class A Shares are voted on any matters.
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
Our operating agreement also provides that we will indemnify our directors and officers for acts or omissions to the fullest extent permitted by law other than in instances of fraud, gross negligence and willful misconduct, against all expenses and liabilities (including judgments, fines, penalties, interest, amounts paid in settlement with our approval and counsel fees and disbursements) arising from the performance of any of their obligations or duties in connection with their service to us or the operating agreement, including in connection with any civil, criminal, administrative, investigative or other action, suit or proceeding to which any such person may hereafter be made party by reason of being or having been one of our directors or officers. Under the DGCL, in contrast, a corporation can only indemnify directors and officers for acts or omissions if the director or officer acted in good faith, in a manner he reasonably believed to be in the best interests of the corporation, and, in a criminal action, if the officer or director had no reasonable cause to believe his conduct was unlawful.
In connection with the Recapitalization, we agreed to indemnify losses, and advance expenses, of each active and former executive managing director and trust that executed a consent agreement (and their applicable related parties and representatives) arising out of, relating to, based upon or resulting from the Recapitalization or any act or omission with respect to the planning for, or otherwise arising out of or relating to, the Recapitalization (including, without limitation, losses relating to taxes) solely in respect of the period beginning on May 17, 2018 and subject to and in accordance with the terms and conditions of the consent agreements (and excluding any intended effects of the Recapitalization).
In the future, we may elect to rely on exceptions from certain corporate governance and other requirements under the rules of the NYSE.
Our executive managing directors control more than 50% of our voting power and have granted to the Class B Shareholder Committee, the sole member of which is Mr. Och, an irrevocable proxy to vote all of their Class B Shares as the Class B Shareholder Committee may determine in its sole discretion. We are therefore eligible, until the Transition Date, for the “controlled company” exception from NYSE requirements that our Board of Directors be comprised of a majority of independent directors and that our Compensation Committee and Nominating, Corporate Governance and Conflicts Committee consist solely of independent directors. Although we do not currently intend to utilize this exception, we may in the future determine to do so.
Because our executive managing directors hold their economic interest in our business directly in the Oz Operating Group, conflicts of interest may arise between them and holders of our Class A Shares, particularly with respect to tax considerations.
As of December 31, 2018, our executive managing directors held 59.9% of the outstanding interests in the Oz Operating Group (excluding Group P Units) in the form of Group A Units and Group D Units. In addition, as of December 31, 2018, our executive managing directors held 3,660,000 Group P Units. Following the Recapitalization, our executive managing directors hold an approximately 55.7% of the outstanding interests in the Oz Operating Group in the form of the Group Units (excluding Group P Units). Because they hold their economic interests in our business directly through the Oz Operating Group, our executive managing directors may have conflicting interests with holders of Class A Shares or with us. For example, our executive managing directors will have different tax positions from holders of our Class A Shares which could influence decisions of the Class B Shareholder Committee (until disbanded effective as of the Transition Date) and also our Board of Directors regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. Decisions with respect to these and other operational matters could affect the timing and amounts of payments due to our executive managing directors and the Ziffs under the tax receivable agreement. In addition, the structuring of future transactions and investments may take into consideration our executive managing directors’ tax considerations even where no similar benefit would accrue to us or the holders of Class A Shares.
We intend to pay regular quarterly distributions to Class A Shareholders but our ability to do so may be limited by our holding company structure, as we are dependent on distributions from the Oz Operating Group to make distributions and to pay taxes and other expenses, and may be limited by contractual restrictions and obligations.
As a holding company, our ability to make distributions or to pay taxes and other expenses is subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly distributions to our Class A Shareholders. Accordingly, we expect to cause the Oz Operating Group to make distributions to our intermediate holding companies in an amount sufficient to enable us to pay distributions to our Class A Shareholders and make required tax payments and payments under the tax receivable agreement; however, no assurance can be given that such distributions will or can be made. The Oz Operating Group are subject to certain restrictions under the Senior Credit Facility, Subordinated Credit Facility and New Preferred Unit Designations that limit their ability to make distributions. Consequently, no assurance can be given that the Oz Operating Group will or can make such distributions to our intermediate holding companies. Our Board of Directors can change our distribution policy or reduce or eliminate our distributions at any time, in its discretion. The Oz Operating Group may make minimum tax distributions to its direct unit holders, to which our Class A Shareholders may not be entitled, as distributions on Group B Units to our intermediate holding companies that may be used to settle tax liabilities, if any, and make payments under the tax receivable agreement or settle other obligations. In addition, the Oz Operating Group may make distributions to our executive managing directors in respect of their Class C Non-Equity Interests with respect to cash awards granted to them from time to time. As a result, Class A Shareholders may not receive any distributions at a time when our executive managing directors are receiving distributions on their Class C Non-Equity Interests or their other ownership interests. If the Oz Operating Group has insufficient funds to make such distributions, we may have to borrow additional funds or sell assets, which could have a material adverse effect on our business, financial condition or results of operations.
Furthermore, by paying cash distributions rather than investing that cash in our business, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.
There may be circumstances under which we are restricted from making distributions under applicable law or regulation (for example, due to Delaware limited partnership act or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the fair value of the entity’s assets) or under our Senior Credit Facility, Subordinated Credit Facility or New Preferred Unit Designations.
The declaration and payment of any future distributions will be at the sole discretion of our Board of Directors, which may change our distribution policy or reduce or eliminate our distributions at any time, in its discretion, and may be subject to contractual obligations and restrictions under Delaware Law.
Because we have historically earned and recognized most of our incentive income in the fourth quarter of each year, we anticipate that quarterly distributions in respect of the first three calendar quarters will be disproportionate to distributions in respect of the last calendar quarter, which will typically be paid in the first calendar quarter of the following year. Our Board of Directors will take into account such factors as it may deem relevant, including general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; contractual restrictions and obligations, including payment obligations pursuant to the tax receivable agreement and restrictions pursuant to our Senior Credit Facility or Subordinated Credit Facility and the New Preferred Unit Designations; legal, tax and regulatory restrictions; and other restrictions and implications on the payment of distributions by us to our Class A Shareholders or by our subsidiaries to us and such other factors as our Board of Directors may deem relevant. Any compensatory payments made to our employees, as well as payments that Oz Corp makes under the tax receivable agreement and distributions to holders of ownership interests in respect of their tax liabilities arising from their direct ownership of ownership interests, will reduce amounts that would otherwise be available for distribution on our Class A Shares. In addition, discretionary income allocations on Class C Non-Equity Interests as determined by the Chairman of the Partner Management Committee (or, in the event there is no Chairman, the full Partner Management Committee acting by majority vote)

in conjunction with our Compensation Committee, relating to cash awards granted to our executive managing directors will also reduce amounts available for distribution to our Class A Shareholders. We have granted RSUs that may settle in Class A Shares to certain of our executive managing directors, managing directors and other employees, and to independent members of our Board of Directors. All of these RSUs accrue distributions (except with respect to certain RSUs, during the Distribution Holiday) to be paid if and when the underlying RSUs vest. Distributions may be paid in cash or in additional RSUs that accrue additional distributions and will be settled at the same time the underlying RSUs vest.
The declaration and payment of any distribution may be subject to legal, contractual or other restrictions. For example, as a Delaware limited liability company, we are not permitted to make distributions if and to the extent that after giving effect to such distributions, our liabilities would exceed the fair value of our assets. In addition, we may not be permitted to make certain distributions if we are in default under our Senior Credit Facility or Subordinated Credit Facility. Further, the declaration and payment of any distribution may be subject to the Cash Sweep. Our cash needs and payment obligations may fluctuate significantly from quarter to quarter, and we may have material unexpected expenses in any period. This may cause amounts available for distribution to significantly fluctuate from quarter to quarter or may reduce or eliminate such amounts.
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
We have agreed to indemnify certain executive managing directors and their related parties for certain losses in connection with the Recapitalization.
In connection with the Recapitalization, the Company agreed to indemnify losses, and advance expenses, of each active and former executive managing director and trust that executes a consent agreement (and their applicable related parties and representatives) arising out of, relating to, based upon or resulting from the Recapitalization (including, among other things, losses relating to certain taxes relating to the Recapitalization) or any act or omission with respect to the planning for, or otherwise arising out of or relating to, the Recapitalization solely in respect of the period beginning on May 17, 2018 and subject to and in accordance with the terms and conditions of the consent agreements (and excluding any intended effects of the Recapitalization).
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
Some of the primary factors that could negatively affect the price of our Class A Shares or result in fluctuations in the price or trading volume of our Class A Shares include:

•	Reductions or lack of growth in our assets under management, whether due to poor investment performance by our funds or redemptions by investors in our funds.

•	Difficult global market and economic conditions.

•	Loss of investor confidence in the global financial markets and investing in general and in alternative asset managers in particular.

•	Competitively adverse actions taken by other hedge fund managers with respect to pricing, fund structure, redemptions, employee recruiting and compensation.

•	Inability to attract, retain or motivate our active executive managing directors, investment professionals, managing directors or other key personnel.

•	Inability to refinance or replace the Senior Credit Facility or the Subordinated Credit Facility either on acceptable terms or at all.

•	Public or other offerings of additional Class A Shares.

•	Inability to develop or successfully execute on business strategies or plans including the Recapitalization and the Corporate Classification Change.

•	Unanticipated variations in our quarterly operating results or dividends.

•	Failure to meet analysts’ earnings estimates.

•	Publication of negative or inaccurate research reports about us or the asset management industry or the failure of securities analysts to provide adequate coverage of our Class A Shares in the future.

•
Adverse market reaction to any indebtedness we may incur, Oz Operating Group common units or cash awards we may grant under our 2013 Incentive Plan or otherwise, or any other securities we may issue in the future.

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
The market price of our Class A Shares could decline as a result of sales of a large number of our Class A Shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2018, 19,905,126 Class A Shares were outstanding and 2,642,176 interests were outstanding pursuant to our Amended and Restated 2007 Equity Incentive Plan. The Amended and Restated 2007 Equity Incentive Plan expired on November 11, 2017, and no new awards may be granted thereunder on or after that date. As of December 31, 2018, 12,599,425 interests were outstanding pursuant to our 2013 Incentive Plan, and approximately 10,296,017 Class A Shares and other plan interests remain available for future grant under that plan. The Class A Shares reserved under our 2013 Incentive Plan are increased on the first day of each fiscal year during the plan’s term by 15% of any increase in the number of outstanding Class A Shares (assuming the exchange of all outstanding Oz Operating Group common units (other than Group B Units) for Class A Shares) from the number outstanding on the first day of the immediately preceding fiscal year.
As of December 31, 2018, our executive managing directors owned an aggregate of 29,686,160 Group A and D Units. The holder of any Group A Units generally has the right to exchange each of his or her Group A Units for one of our Class A Shares (or, at our option, the cash equivalent thereof), subject to vesting and transfer restrictions under the Oz Operating Partnerships’ limited partnership agreements and the Class A Unit Exchange Agreement. In connection with the Recapitalization, each Group D Unit converted into one Group E Unit. The Group E Units convert into Group A Units to the extent they have become economically equivalent to Group A Units. Prior to the expiration of the Distribution Holiday, the Exchange Committee (comprised of our Chief Executive Officer and the Chief Financial Officer), in consultation with the Board, shall have the authority to permit exchanges of vested and booked-up Group A Units, which exchanges shall be made available to all holders of such vested and booked-up Group A Units on a pro rata basis. Beginning on the final day of the Distribution Holiday, each of our executive managing directors may exchange his or her vested Group A Units over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions (including, among other things, in connection with our insider trading policy in respect of affiliate holders and in certain circumstances where the exchange would be likely to impact our ability to use net operating losses).

As of December 31, 2018, our executive managing directors owned an aggregate of 3,660,000 Group P Units. The holder of any Group P Unit generally has the right to exchange each of his or her Group P Units for one of our Class A Shares (or, at our option, the cash equivalent thereof), subject to service and performance criteria, and only to the extent there has been a sufficient amount of appreciation for the Group P Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Oz Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). See Note 12 to our consolidated financial statements included in this report for additional information regarding the terms of the Group P Units.
We are party to a registration rights agreement, as amended, with our executive managing directors pursuant to which we granted them certain “piggyback” registration rights with respect to the resale of all Class A Shares delivered in exchange for Group A Units or otherwise held from time to time by our executive managing directors, including after an exchange of Group P Units. We will agree to file with the SEC a shelf registration statement or a prospectus supplement or other supplemental materials to an existing shelf registration statement, no later than the first “established exchange date” under the Class A Unit Exchange Agreement, providing for registration and resale of the Class A Shares that may be delivered in exchange for Och-Ziff Operating Group Units (as defined in the registration rights agreement) or otherwise held from time to time by the executive managing directors.
RSUs may be settled at the election of a majority of our Board of Directors in Class A Shares or cash, with the amount of cash available for settlement of RSUs being subject to certain limitations as part of the Recapitalization. Subject to continued employment over the vesting period, the underlying Class A Shares will be issued, or cash in lieu thereof will be paid, as such RSUs vest. We filed registration statements on Form S-8 to register an aggregate of 6,718,827 Class A Shares reserved for issuance under our Amended and Restated 2007 Equity Incentive Plan (which expired on November 11, 2017) and registration statements on Form S-8 to register an aggregate of 23,125,079 Class A Shares reserved for issuance under our 2013 Incentive Plan (not including automatic annual increases thereto). As a result, any Class A Shares issued in respect of the RSUs will be freely transferable by non-affiliates upon issuance and by affiliates under Rule 144, without regard to holding period limitations.
As of December 31, 2018, DIC Sahir Limited (“DIC”) owned 2,995,309 of our Class A Shares, which it purchased from us concurrent with the consummation of our IPO pursuant to a Securities Purchase and Investment Agreement. The transfer restrictions originally imposed by such agreement no longer apply to any of DIC’s Class A Shares, and DIC will be able to sell these Class A Shares.
Our executive managing directors’ beneficial ownership of Class B Shares, our shareholders’ agreement, the tax receivable agreement and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.
Our executive managing directors own all of our Class B Shares, which as of December 31, 2018, represent approximately 59.7% of the total combined voting power of our Company. In addition, holders of the Class B Shares have granted an irrevocable proxy to vote all of such shares to the Class B Shareholder Committee (the sole member of which is currently Mr. Och) as it may determine in its sole discretion. As a result, Mr. Och is currently able to control all matters requiring the approval of shareholders and will be able to prevent a change in control of our Company until the Transition Date. In addition, under the Class B Shareholders Agreement, the Class B Shareholder Committee has approval rights with respect to certain actions of our Board of Directors, including actions relating to a potential change in control, so long as our executive managing directors continue to hold at least 40% of our total combined voting power, and has the ability to initially designate five of the seven nominees to our Board of Directors, and, under our operating agreement, the Class B Shareholder Committee will have certain consent rights with respect to structural and other changes involving our Company. The Class B Shareholder Committee will be disbanded and the Class B Shareholders Agreement will be terminated on the Transition Date and, until such date, Mr. Och will remain the sole member of the Class B Shareholder Committee. See “—Risks Related to Our Organization and Structure—Control by Mr. Och of the total combined voting power of our shares prior to the Transition Date could cause or prevent us from engaging in certain transactions, which could materially adversely affect the market price of the Class A Shares or deprive our Class A Shareholders of an opportunity to receive a premium as part of a sale of our Company.”
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
The U.S. federal income tax treatment of holders of the Class A Shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in the Class A Shares may be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis, and any such action may affect investments and commitments previously made. For example, changes to the U.S. federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments, change the character or treatment of portions of our income, affect the tax considerations of an investment in us and adversely affect an investment in our Class A Shares.
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

As a result of the Recapitalization and the Corporate Classification Change, we expect to pay more corporate income taxes and may be required to make larger payments under the tax receivable agreement than under our prior structure. In addition, we may fail to realize some or all of the benefits of the Corporate Classification Change, or those benefits could take longer to materialize than expected, which could have a material and adverse effect on the trading price or the Class A Shares.
We intend to convert from a partnership to a corporation for U.S. federal income tax purposes, which is expected to be effective April 1, 2019 (the “Corporate Classification Change”). Following the Corporate Classification Change, all of our net income will be subject to U.S. federal (and state and local) corporate income taxes, which may reduce the amount of cash available for distributions or for reinvestment in our business as well as reduce our after-tax earnings as reported in our financial statements. The maximum U.S. federal corporate income tax rate is currently 21%, but this rate may increase in the future, which would cause us to pay more corporate income taxes than currently anticipated.
We generally receive a tax benefit when common units in the Oz Operating Group are acquired or exchanged because our tax basis in our distributive share of the Oz Operating Group assets generally increases as a result of these acquisitions or exchanges. We are a party to a tax receivable agreement with active and former executive managing directors and the Ziffs, that originally required us to pay 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of such an increase in tax basis. The tax receivable agreement has been amended to provide that, conditioned on us electing to be classified as, or converting into, a corporation for U.S. tax purposes during 2019, no payments will be due under the tax receivable agreement in respect of the 2017 tax year and only partial payments (based on comparing taxable income and economic income) will be due in respect of the 2018 tax year, and the percentage of cash savings required to be paid with respect to the 2019 tax year and thereafter, as well as with respect to cash savings from subsequent exchanges, will be reduced to 75%. Despite these amendments, we expect corporate-entity-level taxes and payments under the tax receivable agreement will increase as a result of the Recapitalization and the Corporate Classification Change.
During the Distribution Holiday, net income and distributions of the Oz Operating Group that previously would have been allocated and distributed pro rata among the Group A Units, the Group B Units and the Group D Units in the Oz Operating Partnerships will be allocated and distributed solely to the Group B Units. This will result in increased corporate income taxes and acceleration of the utilization of our deferred tax assets, and may result in increased payments under the tax receivable agreement.
For U.S. federal income tax purposes, any distributions we pay following the Corporate Classification Change generally will be treated as qualified dividend income (generally subject to tax in the hands of U.S. individual shareholders at capital gain rates under current law) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. Following the Corporate Classification Change, no income, gains, losses, deductions or credits of the Oz Operating Partnerships will flow through to the shareholders for U.S. federal income tax purposes.
Although we believe that the Corporate Classification Change will, among other things, simplify our tax reporting for shareholders, expand our shareholder base, and increase the liquidity of our Class A Shares, we may fail to realize all or some of the anticipated benefits of the Corporate Classification Change, or those benefits may take longer to realize than we expected, which could contribute to a decline in the trading price of our shares. Moreover, there can be no assurance that the anticipated benefits of the Corporate Classification Change will over time offset the cost of these transactions.
U.S. federal income tax reform could have uncertain effects.
The TCJA made significant changes to the taxation of U.S. business entities, including reducing the corporate income tax rate from 35% to 21%, eliminating the corporate alternative minimum tax, restricting deductions allowed for net operating losses beginning in 2018 to 80% of current year taxable income, permitting those net operating losses to be carried forward indefinitely, and limiting the deductibility of business interest to 30% of “adjusted taxable income” (which is similar to EBITDA before 2022 and EBIT beginning in 2022), among other changes. Proposed regulations, if enacted in their current form, would treat partnership guaranteed payments for the use of capital as interest for this purpose. See Note 13 for additional information regarding the effects of the TCJA.

Our structure is subject to other potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
As described above, the TCJA made significant changes to the taxation of U.S. business entities. If any change in the tax laws, rules, regulations or interpretations were to impose additional taxes or limitations, Class A Shareholders could be negatively affected because we could incur a material increase in our tax liability as a public company from the date any such changes applied to us, which could result in a reduction in the value of our Class A Shares.
You may be subject to U.S. federal income tax on your share of our taxable income, regardless of whether you receive any cash distributions from us, for periods prior to the Corporate Classification Change.
For periods prior to the Corporate Classification Change, so long as we are not required to register as an investment company under the 1940 Act and 90% of our gross income for each taxable year constitutes “qualifying income” within the meaning of the Code on a continuing basis, we will be treated, under current law, as a partnership for U.S. federal income tax purposes and not as an association or a publicly traded partnership taxable as a corporation. You may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on your allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow-through basis) for each of our taxable years ending with or within your taxable year, regardless of whether or not you receive cash distributions from us. You may not receive cash distributions equal to your allocable share of our net taxable income or even the tax liability that results from that income. Even in cases where we make cash distributions, our taxable income and losses will be apportioned among Class A Shareholders in a manner that may not correspond with the timing of cash distributions. In addition, certain of our holdings, including holdings, if any, in a Controlled Foreign Corporation, which we refer to as “CFC,” and a Passive Foreign Investment Company, which we refer to as “PFIC,” may produce taxable income prior to the receipt of cash relating to such income, and holders of our Class A Shares that are United States persons will be required to take such income into account in determining their taxable income. Under our operating agreement, in the event of an inadvertent partnership termination in which the IRS has granted us limited relief, each holder of our Class A Shares also is obligated to make such adjustments as are required by the IRS to maintain our status as a partnership. Such adjustments may require persons who hold our Class A Shares to recognize additional amounts in income during the years in which they hold such shares. We may also be required to make payments to the IRS.
There can be no assurance that amounts paid as distributions on Class A Shares will be sufficient to cover the tax liability arising from ownership of Class A Shares with respect to periods prior to the Corporate Classification Change.
For periods prior to the Corporate Classification Change, any distributions paid on Class A Shares will not take into account your particular tax situation (including the possible application of the alternative minimum tax) and, therefore, because of the foregoing as well as other possible reasons, may not be sufficient to pay your full amount of tax based upon your share of our net taxable income. In addition, the actual amount and timing of distributions will always be subject to the discretion of our Board of Directors, as well as contractual restrictions and obligations and restrictions under Delaware law, and we cannot assure you that we will in fact pay cash distributions as currently intended. In particular, the amount and timing of distributions will depend upon a number of factors, including, among others:

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

•
Contractual restrictions, including restrictions imposed by our Senior Credit Facility or Subordinated Credit Facility and the New Preferred Unit Designations and payment obligations under our tax receivable agreement.

•	Cash payments to our executive managing directors, including distributions in respect of their Class C Non-Equity Interests, and compensatory payments made to our employees.

•	The amount of cash that is generated by our investments.

•	Cash needed to fund liquidity requirements.

•	Contingent liabilities.

•	Other factors that our Board of Directors deems relevant.
Even if we do not distribute cash in an amount that is sufficient to fund your tax liabilities, you will still be required to pay income taxes on your share of our taxable income for periods prior to the Corporate Classification Change.
Tax gain or loss on disposition of our Class A Shares could be more or less than expected.
If you sell your Class A Shares, you will recognize a gain or loss equal to the difference between the amount realized and the adjusted tax basis in those Class A Shares. Prior distributions to you for periods prior to the Corporate Classification Change in excess of the total net taxable income allocated to you for such periods, which decreased the tax basis in your Class A Shares, will in effect become taxable income to you if the Class A Shares are sold at a price greater than your tax basis in those Class A Shares, even if the price is less than the original cost, or upon the Corporate Classification Change.
We cannot match transferors and transferees of our Class A Shares, and we have therefore adopted certain income tax accounting positions that may not conform with all aspects of applicable tax requirements for periods prior to the Corporate Classification Change. The IRS may challenge this treatment, which could materially adversely affect the value of our Class A Shares.
Because we cannot match transferors and transferees of Class A Shares, we have adopted depreciation, amortization and other tax accounting positions with respect to periods prior to the Corporate Classification Change that may not conform with all aspects of existing Treasury regulations. A successful IRS challenge to those positions could materially adversely affect the amount of tax benefits available to our holders with respect to such periods. It also could affect the timing of these tax benefits or the amount of gain on the sale of Class A Shares and could have a negative impact on the value of our Class A Shares or result in audits of and adjustments to our Class A Shareholders’ tax returns.
New rules regarding U.S. federal income tax liability arising from IRS audits of partnerships could adversely affect shareholders.
For taxable years of entities treated as partnerships for U.S. federal income tax purposes beginning on or after January 1, 2018, U.S. federal income tax liability arising from an IRS audit will be borne by the entity, unless certain alternative methods are available and the entity elects to utilize them. Under the new rules, it is possible that holders or the entity itself may bear responsibility for taxes attributable to adjustments to the taxable income of the entity with respect to tax years that closed before the holder owned an interest in the entity. Accordingly, this new legislation may adversely affect certain our shareholders for periods prior to the Corporate Classification Change in certain cases and could affect the Oz Operating Partnerships, which will continue to be classified as partnerships for U.S. federal income tax purposes. These new rules differ from the prior rules, which generally provided that tax adjustments only affected the persons who were shareholders in the tax year in which the item was reported on our tax return. The changes created by these new rules are uncertain and in many respects depend on the promulgation of future regulations or other guidance by the IRS or the U.S. Treasury.
As we currently do not intend to make, or cause to be made, an otherwise available election under Section 754 of the Internal Revenue Code to adjust our asset basis or the asset basis of OZ Advisors II LP for periods prior to the Corporate Classification Change, a holder of Class A Shares could be allocated more taxable income in respect of those shares prior to disposition than if such an election were made.
We have not made and currently do not intend to make, or cause to be made, an election to adjust asset basis under Section 754 of the Code with respect to the Registrant or OZ Advisors II LP for periods prior to the Corporate Classification Change. Without such an election, there will generally be no adjustment to the basis of the assets of OZ Advisors II LP upon our acquisition of interests in OZ Advisors II LP in connection with an exchange of Group A Units for Class A Shares, or to the assets of the Registrant or of OZ Advisors II LP upon a subsequent transferee’s acquisition of Class A Shares from a prior holder of such shares, even if the purchase price for those interests or shares, as applicable, is greater than the share of the aggregate tax basis of the assets of the Registrant or OZ Advisors II LP attributable to those interests or units immediately prior to the acquisition. Consequently, upon a sale of an asset by the Registrant or OZ Advisors II LP prior to the Corporate Classification Change, gain allocable to a holder of Class A Shares could include built-in gain in the asset existing at the time the Registrant acquired those interests, or such holder acquired such shares, which built-in gain would otherwise generally be eliminated if a Section 754 election had been made.
The IRS could assert that we are engaged in a U.S. trade or business and that some portion of our income is properly treated as effectively connected income, which we refer to as “ECI,” with respect to non-U.S. holders of Class A Shares prior to the Corporate Classification Change. Moreover, certain REIT dividends and other stock gains may be treated as effectively connected income with respect to non-U.S. holders of Class A Shares prior to the Corporate Classification Change.
While we expect that our method of operation will not result in a determination that we are engaged in a U.S. trade or business, there can be no assurance that the IRS will not assert successfully that we are engaged in a U.S. trade or business and that some portion of our income is properly treated as ECI with respect to non-U.S. holders. Moreover, dividends paid by an investment that we make in a Real Estate Investment Trust, which we refer to as a “REIT,” that is attributable to gains from the sale of U.S. real property interests will, subject to certain exceptions, and sales of certain investments in the stock of U.S. corporations owning significant U.S. real property may, be treated as effectively connected income with respect to non-U.S. holders. In addition, certain income of non-U.S. holders from U.S. sources not connected to any such U.S. trade or business conducted by us could be treated as ECI. To the extent our income is treated as ECI, for periods prior to the Corporate Classification Change, non-U.S. holders generally would be subject to withholding tax on their allocable shares of such income and would be required to file a U.S. federal income tax return for such year reporting their allocable shares of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). Non-U.S. holders that are treated as corporations for U.S. federal income tax purposes may also be subject to a 30% branch profits tax on such income.
Class A Shareholders may be subject to foreign, state and local taxes and return filing requirements for periods prior to the Corporate Classification Change as a result of investing in our Class A Shares.
While it is expected that our method of operation will not result in a determination that the holders of our Class A Shares, solely on account of their ownership of Class A Shares, are engaged in trade or business so as to be taxed on any part of their allocable shares of our income or subjected to tax return filing requirements in any jurisdiction in which we conduct activities or own property for periods prior to the Corporate Classification Change, there can be no assurance that the Class A Shareholders, on account of owning Class A Shares, will not be subject to certain taxes, including foreign, state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes, imposed by the various jurisdictions in which we conduct activities or own property now or in the future, even if the Class A Shareholders do not reside, or are not otherwise subject to such taxes, in any of those jurisdictions. Consequently, Class A Shareholders also may be required to file foreign, state and local income tax returns in some or all of these jurisdictions. Furthermore, Class A Shareholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each Class A Shareholder to file all United States federal, foreign, state and local tax returns that may be required of such Class A Shareholder.
Our delivery of required tax information for periods prior to the Corporate Classification Change may be subject to delay, which may require Class A Shareholders to request an extension of the due date for their income tax returns.
We have agreed to use reasonable efforts to furnish to you tax information (including Schedule K-1) which describes your allocable share of our income, gains, losses and deductions for our preceding taxable year for periods prior to the Corporate Classification Change. Delivery of this information by us will be subject to delay in the event of, among other reasons, the late receipt of any necessary tax information from lower-tier entities. It is therefore possible that, in respect of any such taxable year, our shareholders will need to apply for extensions of time to file their tax returns.

An investment in Class A Shares will give rise to UBTI to certain tax-exempt holders of Class A Shares for periods prior to the Corporate Classification Change.
Due to ownership interests we will hold in entities that are treated as partnerships, or are otherwise subject to tax on a flow-through basis, which will incur indebtedness or may engage in a trade or business, we will derive unrelated business taxable income, which we refer to as “UBTI,” from “debt-financed” property or from such trade or business, as applicable, and, thus, an investment in Class A Shares will give rise to UBTI to certain tax-exempt holders of Class A Shares for periods prior to the Corporate Classification Change. Och-Ziff Holding may borrow funds from Oz Corp or third parties from time to time to make investments. These investments will give rise to UBTI from “debt-financed” property prior to the Corporate Classification Change.
We may hold or acquire certain investments through an entity classified as a PFIC or CFC for U.S. federal income tax purposes, which may have adverse U.S. tax consequences to certain U.S. holders of Class A Shares prior to the Corporate Classification Change.
Certain of our investments may be in foreign corporations or may be acquired through a foreign subsidiary that would be classified as a corporation for U.S. federal income tax purposes. Such an entity may be a PFIC or a CFC for U.S. federal income tax purposes. U.S. holders of Class A Shares indirectly owning an interest in a PFIC or a CFC may experience adverse U.S. tax consequences prior to the Corporate Classification Change.
Special tax considerations may apply to mutual fund investors.
U.S. mutual funds that are treated as regulated investment companies, or RICs, for U.S. federal income tax purposes are required, among other things, to meet an annual 90% gross income and a quarterly 50% asset value test under Section 851(b) of the Code to maintain their favorable U.S. federal income tax status. The treatment of an investment by a RIC in Class A Shares for purposes of these tests for periods prior to the Corporate Classification Change will depend on whether our partnership will be treated as a “qualified publicly traded partnership.” If our partnership is so treated, then the Class A Shares themselves are the relevant assets for purposes of the 50% asset value test and the net income from the Class A Shares is the relevant gross income for purposes of the 90% gross income test. If, however, our partnership is not so treated, then the relevant assets are the RIC’s allocable share of the underlying assets held by our partnership and the relevant gross income is the RIC’s allocable share of the underlying gross income earned by our partnership. Whether our partnership will qualify as a “qualified publicly traded partnership” depends on the exact nature of its future investments, but we believe our partnership is not a “qualified publicly traded partnership.” We expect, however, that at least 90% of our annual gross income from the underlying assets held by our partnership for periods prior to the Corporate Classification Change will consist of dividends, interest and gains from the sale of securities or other income that qualifies for the RIC gross income test described above. As discussed above under “—You may be subject to U.S. federal income tax on your share of our taxable income, regardless of whether you receive any cash distributions from us for periods prior to the Corporate Classification Change,” RICs investing in Class A Shares may recognize income for U.S. federal income tax purposes without receiving a corresponding cash distribution. RICs should consult their own tax advisors about the U.S. tax consequences of an investment in Class A Shares.
Our ability to use net operating loss carryforwards to offset future taxable income may be subject to limitations.
Our ability to use our federal net operating losses and built-in losses (“NOLs”) to offset potential future taxable income and related income taxes may be limited. Section 382 of the Code imposes an annual limitation on the amount of taxable income that may be offset by loss carryforwards of a “loss corporation” if the corporation experiences an “ownership change” as defined in Section 382 (generally, a cumulative change in ownership that exceeds 50% of the value of a corporation’s stock over a rolling three-year period). We may experience an ownership change as a result of issuances or other changes in ownership of our shares, including as a result of issuances of Class A Shares upon future exchanges of Group A Units or Group P Units by active and former executive managing directors. In addition, Section 382 of the Code contains certain anti-avoidance rules that could result in the application of similar limitations on our ability to use our NOLs. To the extent we experience an ownership change at a time when we are a loss corporation, or Section 382 of the Code otherwise applies under such rules, our ability to utilize our federal NOLs could be significantly limited, and similar limitations may apply at the state level.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in leased office space in New York. We also lease space for our operations in London, Hong Kong, Mumbai and Shanghai. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon favorable terms. See Note 17 to our consolidated financial statements included in this report for additional information regarding our leases.
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
Our Class A Shares are listed and traded on the NYSE under the symbol “OZM.” Our Class B Shares are not listed on the NYSE and there is no, and we do not expect there would be any, other established trading market for these shares. All of our Class B Shares are owned by our executive managing directors and have no economic rights, but entitle holders to one vote per share on all matters submitted to a vote of our Class A Shareholders.
As of March 8, 2019, there were 8 holders of record of our Class A Shares. A substantially greater number of holders of our Class A Shares are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Recent Sales of Unregistered Securities
None.

OZM Stock Performance
The line graph and table below compares the cumulative total return on our Class A Shares with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Financials Index for the period of December 31, 2013 through December 31, 2018. The graph and table assume that $100 was invested simultaneously on December 31, 2013 in our Class A Shares, the S&P 500 Index and the S&P 500 Financials Index, respectively, that these investments were held until December 31, 2018, and that all dividends were reinvested. The past performance of our Class A Shares is not an indication of future performance.

	Period Ended December 31,
	2013	2014	2015	2016	2017	2018

Och-Ziff Capital Management Group LLC	$100.00	$89.49	$51.45	$27.34	$21.16	$8.30
S&P 500 Index	$100.00	$113.68	$115.24	$129.02	$157.17	$150.27
S&P 500 Financials Index	$100.00	$115.18	$113.38	$139.17	$169.98	$147.82

Item 6. Selected Financial Data

	As of and for the Year Ended December 31,
	2018	2017	2016	2015	2014

	(dollars in thousands)
Selected Operating Statement Data
Total revenues	$507,223	$858,337	$770,364	$1,322,981	$1,542,284
Total expenses	519,285	621,202	1,080,477	1,009,792	876,032
Total other income	(24,340)	234,796	5,012	(13,652)	184,108
Income taxes	12,500	317,559	10,886	132,224	139,048
Consolidated and Comprehensive Net (Loss) Income	(48,902)	154,372	(315,987)	167,313	711,312
Less: Net loss (income) attributable to noncontrolling interests	24,909	(131,630)	193,757	(191,177)	(535,288)
Less: Net (income) loss attributable to redeemable noncontrolling interests	(291)	(1,667)	(2,450)	49,604	(33,579)
Net (Loss) Income Attributable to Och-Ziff Capital Management Group LLC	(24,284)	21,075	(124,680)	25,740	142,445
Less: Change in redemption value of Preferred Units	—	(2,853)	(6,082)	—	—
Net (Loss) Income Attributable to Class A Shareholders	$(24,284)	$18,222	$(130,762)	$25,740	$142,445

(Loss) Earnings per Class A Share
(Loss) Income per Class A Share - basic	$(1.26)	$0.98	$(7.16)	$1.45	$8.24
(Loss) Income per Class A Share - diluted	$(1.26)	$0.97	$(7.29)	$1.42	$7.99
Weighted-average Class A Shares outstanding - basic	19,270,929	18,642,379	18,267,017	17,793,598	17,284,393
Weighted-average Class A Shares outstanding - diluted	19,270,929	18,718,176	47,998,727	18,089,395	17,817,911

Dividends Paid per Class A Share	$1.30	$0.70	$—	$8.70	$17.20

Selected Balance Sheet Data
Cash and cash equivalents	$315,809	$469,513	$329,813	$254,070	$250,603
Investments	389,897	238,974	37,980	24,750	40,822
Assets of consolidated funds	192,585	56,697	55,205	9,416,702	7,559,180
Total assets	1,447,391	1,639,433	1,485,555	10,685,643	9,295,696
Debt obligations	289,987	569,379	577,128	443,069	440,697
Securities sold under agreements to repurchase	62,801	—	—	—	—
Liabilities of consolidated funds	14,541	11,340	15,197	7,315,917	5,580,010
Total liabilities	879,186	1,289,745	1,495,526	8,612,791	7,057,848
Redeemable noncontrolling interests	577,660	445,617	284,121	832,284	545,771
Shareholders’ deficit attributable to Class A Shareholders	(428,886)	(453,831)	(466,021)	(415,830)	(290,759)
Shareholders’ equity attributable to noncontrolling interests	419,431	357,902	171,929	1,656,398	1,982,836
Total shareholders’ (deficit) equity	(9,455)	(95,929)	(294,092)	1,240,568	1,692,077

Economic Income Data
Economic Income Revenues— Non-GAAP	$483,207	$832,987	$730,178	$849,276	$1,209,756
Economic Income—Non-GAAP	85,867	337,735	(211,575)	345,216	729,943

Assets Under Management
Balance—beginning of period	$32,428,562	$37,880,303	$45,494,861	$47,534,415	$40,238,812
Inflows / (outflows)	1,415,977	(7,612,108)	(7,993,589)	(1,176,435)	6,134,745
Distributions / other reductions	(1,258,596)	(273,315)	(888,265)	(907,879)	(943,997)
Appreciation / (depreciation)	(58,265)	2,433,682	1,267,296	44,760	2,104,855
Balance—End of Period	$32,527,678	$32,428,562	$37,880,303	$45,494,861	$47,534,415

As a result of the adoption of ASU 2015-02 in 2016, we deconsolidated the majority of our previously consolidated funds. This resulted in a substantial decrease as compared to prior periods in assets of consolidated funds, liabilities of consolidated funds, redeemable noncontrolling interests, appropriated retained deficit and shareholders’ equity attributable to non-controlling interests in our consolidated balance sheet. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Year Ended December 31, 2017 Compared to Year Ended December 31, 2016”.
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
Overview
Recapitalization
In February 2019, we completed the Recapitalization. As part of the Recapitalization, a portion of the interests held by our former executive managing directors in the Oz Operating Group were reallocated to current members of senior management. In addition, we restructured the previously outstanding $400.0 million of Preferred Units into $200.0 million of “New Preferred Securities” and $200.0 million of Debt Securities. Additionally, we repaid $100.0 million of the debt outstanding under the 2018 Term Loan and terminated the $100.0 million of undrawn commitments under the 2018 Revolving Credit Facility.
As part of the Recapitalization, we initiated a “Distribution Holiday” with respect to Operating Group Units held by active and former executive managing directors, whereby holders of such units will not receive distributions on such units until certain balance sheet strengthening targets are met. Holders of Class A Shares may continue to receive dividends during the Distribution Holiday.
For additional details regarding the Recapitalization, please see Note 19 to our consolidated financial statements included in this report.
Changes in Debt Obligations
In the second quarter of 2018, we repaid our $400.0 million senior notes issued in 2014 (the “Senior Notes”) issued in 2014 and entered into a new credit and guarantee agreement (the “Senior Credit Agreement”) that originally included the 2018 Term Loan and the 2018 Revolving Credit Facility. We voluntarily pre-paid $50.0 million of the 2018 Term Loan during the second quarter of 2018. As of December 31, 2018, the balance outstanding under the 2018 Term Loan was $200.0 million. As discussed above, in February 2019, we repaid an additional $100.0 million of the outstanding 2018 Term Loan and terminated the 2018 Revolving Credit Facility in connection with the Recapitalization.
In addition, as a result of a recent court decision that vacates application of U.S. risk retention rules in certain CLO transactions, we sold a net of $134.8 million of risk retention investments in certain of our U.S. CLOs and repaid $118.2 million of related financing during the second quarter of 2018.
Reverse Share Split
In January 2019, we completed the 1-for-10 Reverse Share Split. Corresponding adjustments were made to the Group A Units, Group B Units, Group D Units, Group P Units and PSIs. All prior period share, unit, per share and per unit amounts have been restated to give retroactive effect to the Reverse Share Split.
Expected Corporate Classification Change
We intend to (i) change our tax classification from a partnership to a corporation effective April 1, 2019 and (ii) subsequently convert the Registrant from a limited liability company into a corporation.
Effects of Adoption of Revenue Recognition Standard
In the first quarter of 2018, we adopted new revenue recognition accounting guidance, which resulted in the acceleration of $128.3 million of previously accrued but unrecognized incentive income through an adjustment to opening equity. As it relates to Economic Income, amounts related to our real estate funds were partially offset by related compensation and benefits expense of $43.7 million on an Economic Income basis. As it relates to GAAP, the adoption of the accounting guidance did not impact the recognition of compensation and benefits as such amounts have already been recognized as expense.
Overview of Our Financial Results
We reported a GAAP net loss of $24.3 million in 2018, compared to income of $18.2 million in 2017. The year-over-year decline was due to lower incentive income and management fees, as well as settlements expenses related to previously disclosed matters, and costs related to the Recapitalization that were incurred in 2018. Also contributing to the year-over-year decline were net losses incurred on early retirement of debt in 2018 and net losses on investments in CLOs. These decreases in earnings were partially offset by lower bonus expenses and higher interest income. Additionally, during 2017, a reduction in deferred income tax assets due to the decrease in the U.S. federal corporate income tax rate pursuant to the TCJA resulted in a substantial charge to 2017 income tax expense, which was partially offset by a reduction in the tax receivable agreement liability.
Economic Income was $85.9 million in 2018, compared to $337.7 million in 2017. The year-over-year decline was primarily due to lower incentive income and management fees, as well as settlements expenses and costs related to the Recapitalization that were incurred in 2018. These decreases were partially offset by lower bonus expenses and higher interest income.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year over year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $32.5 billion as of December 31, 2018. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $20.4 billion, comprising 63% of our total assets under management as of December 31, 2018. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $22.1 billion, comprising 68% of assets under management as of December 31, 2018.
Assets under management in our multi-strategy funds totaled $10.4 billion as of December 31, 2018, decreasing $3.3 billion, or 24%, year-over-year. This change was driven by net capital outflows of $2.4 billion, primarily in the Oz Master Fund, our largest multi-strategy fund, and performance-related depreciation of $223.5 million. Also contributing to the decrease was $651.1 million of distributions to investors in certain smaller funds that we have decided to close.
Oz Master Fund generated a gross return of -0.1% and a net return of -1.9% year-to-date through December 31, 2018. Oz Master Fund’s performance was driven primarily by global equities, which experienced losses during the second half of 2018. The losses were partially offset with positive performance driven by the fund’s convertible and derivative arbitrage, credit-related, merger arbitrage and private investments strategies. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the Oz Master Fund.
Assets under management in our dedicated credit products totaled $19.2 billion as of December 31, 2018, increasing $3.6 billion, or 23%, year-over-year. This change was driven by capital net inflows of $3.8 billion and performance-related appreciation of $165.3 million, partially offset by $364.9 million of distributions and other reductions primarily in our closed-end opportunistic credit funds.
Assets under management in our opportunistic credit funds totaled $5.8 billion as of December 31, 2018, decreasing $237.8 million, or 4%, year-over-year. This change was driven by $243.1 million of performance-related appreciation and $165.6 million of net inflows, partially offset by $170.8 million of distributions in our closed-end opportunistic credit funds.
Oz Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 9.3% and a net return of 6.5% year-to-date through December 31, 2018. Performance was broad-based with gains across both the structured and corporate credit strategies, and geographies. This result represented outperformance versus high-yield benchmark indices which finished the year in negative territory. Assets under management for the fund were $1.8 billion as of December 31, 2018.

Assets under management in Institutional Credit Strategies totaled $13.5 billion as of December 31, 2018, increasing $3.4 billion, or 33%, year-over-year. The increase was driven primarily by the closing of additional CLOs and an aircraft securitization.
Assets under management in our real estate funds totaled $2.6 billion as of December 31, 2018, increasing $81.9 million, or 3%, year-over-year. Since inception through December 31, 2018, the gross internal rate of return (“IRR”) was 32.9% and 21.5% net for Och-Ziff Real Estate Fund II (for which the investment period ended in 2014), and 25.3% gross and 16.0% net for Och-Ziff Real Estate Fund I (for which the investment period ended in 2010).
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
In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific company events (including the Recapitalization and the Corporate Classification Change), we could experience increased redemptions and a consequent reduction in our assets under management. Over the past few years, our assets under management have declined and this trend may continue to some extent for some period of time in light of the 2016 settlements and the related inability to rely on Regulation D. However, throughout the latter part of 2017 and 2018, net outflows from our multi-strategy funds began to normalize and were partially offset by growth in our CLOs business, as well as positive fund performance. We believe that strong fund performance should translate to inflows, although we cannot pinpoint the timing.
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of December 31, 2018, approximately 6% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 29% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund, we waive or rebate a corresponding portion of the management fees charged to the fund.

As further discussed below in “—Understanding Our Results—Revenues—Management Fees,” we generally calculate management fees based on assets under management as of the beginning of each quarter. The assets under management in the tables below are presented net of management fees and incentive income as of the end of the period. Accordingly, the assets under management presented in the tables below are not the amounts used to calculate management fees for the respective periods.
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

	Year Ended December 31, 2018
	December 31, 2017	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2018

	(dollars in thousands)
Multi-strategy funds	$13,695,040	$(2,399,530)	$(651,129)	$(223,523)	$10,420,858
Credit
Opportunistic credit funds	5,513,618	165,550	(170,810)	243,053	5,751,411
Institutional Credit Strategies	10,136,991	3,626,562	(194,060)	(77,759)	13,491,734
Real estate funds	2,495,190	164,858	(82,882)	(126)	2,577,040
Other	587,723	(141,463)	(159,715)	90	286,635
Total	$32,428,562	$1,415,977	$(1,258,596)	$(58,265)	$32,527,678

	Year Ended December 31, 2017
	December 31, 2016	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2017

	(dollars in thousands)
Multi-strategy funds	$21,084,548	$(9,236,044)	$—	$1,846,536	$13,695,040
Credit
Opportunistic credit funds	5,376,080	(337,114)	(58,013)	532,665	5,513,618
Institutional Credit Strategies	8,019,510	2,114,320	—	3,161	10,136,991
Real estate funds	2,213,364	462,862	(181,586)	550	2,495,190
Other	1,186,801	(616,132)	(33,716)	50,770	587,723
Total	$37,880,303	$(7,612,108)	$(273,315)	$2,433,682	$32,428,562

	Year Ended December 31, 2016
	December 31, 2015	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2016

	(dollars in thousands)
Multi-strategy funds	$29,510,248	$(8,962,296)	$—	$536,596	$21,084,548
Credit
Opportunistic credit funds	5,383,629	(81,612)	(685,327)	759,390	5,376,080
Institutional Credit Strategies	7,241,680	784,165	—	(6,335)	8,019,510
Real estate funds	2,048,559	324,826	(152,655)	(7,366)	2,213,364
Other	1,310,745	(58,672)	(50,283)	(14,989)	1,186,801
Total	$45,494,861	$(7,993,589)	$(888,265)	$1,267,296	$37,880,303
In the year ended December 31, 2018, our funds experienced performance-related depreciation of $58.3 million and net inflows of $1.4 billion. The net inflows were comprised of $5.2 billion of gross inflows, primarily due to launches of new CLOs, and $3.8 billion of gross outflows due to redemptions, primarily in our multi-strategy funds. We also had $1.3 billion in distributions and other reductions related to certain smaller funds that we have decided to close, refinancing and subsequent pay down of notes of a CLO, and real estate and closed-end funds that are in the process of realizing investments and making distributions to investors in those funds. In 2018, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from pensions, related parties, and corporate and institutional investors, while related parties and pensions were the largest sources of gross outflows.
As of March 1, 2019, estimated assets under management decreased to $32.3 billion, which includes approximately $578.6 million of redemptions by related parties, the majority of which related to the anticipated redemptions disclosed in our Form 8-K filed on December 6, 2018, and we expect additional redemptions on April 1, 2019 as a result of these anticipated redemptions disclosed in the Form 8-K.
In the year ended December 31, 2017, our funds experienced performance-related appreciation of $2.4 billion and net outflows of $7.6 billion, which was comprised of $2.9 billion of gross inflows and $10.5 billion of gross outflows due to redemptions. We also had $273.3 million in distributions and other reductions related to investors in our real estate, closed-end opportunistic credit and other funds. We experienced elevated redemptions and reduced inflows in our multi-strategy funds during 2017 as a result of the investigation matter and the related inability to rely on Regulation D. In 2017, excluding CLOs, our largest source of gross inflows was from corporate, institutional and other, while pensions and foundations and endowments were our largest sources of gross outflows.
In the year ended December 31, 2016, our funds experienced performance-related appreciation of $1.3 billion and net outflows of $8.0 billion, which was comprised of $1.6 billion of gross inflows and $9.6 billion of gross outflows due to redemptions. We also had $888.3 million in distributions and other reductions, which were primarily related to investors in our closed-end opportunistic credit and real estate funds. Our largest sources of gross inflows related primarily to two additional CLOs launched in Institutional Credit Strategies, as well as additional commitments to Och-Ziff Real Estate Credit Fund I. We experienced elevated redemptions in our multi-strategy funds during 2016 as a result of the settlements, as well as the overall redemption cycle currently affecting the hedge fund industry. Our capital net outflows continued to be elevated in early 2017, due to additional redemptions in our multi-strategy funds as a result of the same factors identified above, resulting in assets under management decreasing to an estimated $33.6 billion as of February 1, 2017. Excluding CLOs, pensions and fund-of-funds were the largest sources of our gross inflows, while fund-of-funds, pensions and private banks were our largest sources of gross outflows during 2016.

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

	Year Ended December 31,
	2018	2017	2016

	(dollars in thousands)
Weighted-average assets under management	$32,707,353	$32,149,591	$40,405,332
Average management fee rates	0.81%	0.93%	1.22%
The decline in our average management fee rate for the periods presented occurred primarily because of a change in the mix of products that comprise our assets under management. Our average management fee will vary from period to period based on the mix of products that comprise our assets under management.
Fund Performance Information
The tables below present performance information for the funds we manage. All of our funds are managed by the Oz Funds segment with the exception of our real estate funds, which are managed by the real estate management business included within the Real Estate segment.
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
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 0.96% to 2.25% annually of assets under management. For the fourth quarter of 2018, our multi-strategy funds had an average management fee rate of 1.25%.
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

	Assets Under Management as of December 31,			Returns for the Year Ended December 31,						Annualized Returns Since Inception Through December 31, 2018
				2018		2017		2016
	2018	2017	2016	Gross	Net	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Oz Master Fund(1)	$9,403,028	$11,386,541	$17,671,856	-0.1%	-1.9%	15.0%	10.4%	6.5%	3.8%	16.0%	(1)	11.2%	(1)
Oz Enhanced Master Fund	689,398	635,197	817,971	-2.1%	-3.9%	27.8%	20.2%	10.2%	6.8%	11.8%		7.6%
Other funds	328,432	1,673,302	2,594,721	n/m	n/m	n/m	n/m	n/m	n/m	n/m		n/m
	$10,420,858	$13,695,040	$21,084,548
_______________
n/m not meaningful

(1)
The annualized returns since inception are those of the Oz Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Oz Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Oz Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Oz Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of December 31, 2018, the gross and net annualized returns since the Oz Master Fund’s inception on January 1, 1998 were 12.4% and 8.3%, respectively.

The $3.3 billion, or 24%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $2.4 billion, primarily from the Oz Master Fund, our largest multi-strategy fund, and distributions of $651.1 million in certain other multi-strategy funds that we have decided to close, and performance-related depreciation of $223.5 million. In 2018, the largest sources of gross outflows from our multi-strategy funds were attributable to pensions and related parties.
In 2018, the Oz Master Fund generated a gross return of -0.1% and a net return of -1.9%. Oz Master Fund’s performance was driven primarily by global equities, which experienced losses during the second half of 2018. The losses were partially offset with positive performance driven by the fund’s convertible and derivative arbitrage, credit-related, merger arbitrage and private investments strategies.
Convertible and derivative arbitrage led multi-strategy performance in 2018, as we generated gains across all geographies. Structured credit was a strong contributor with performance coming predominately from event-driven and process-oriented investments. Corporate credit achieved positive performance in both the U.S. and Europe despite the negative performance of high-yield benchmark indices. While global equities overall lost money in 2018, the U.S. was a bright spot, generating a positive return for the year, while generally down in Europe and Asia.
As a result of the performance-related depreciation in our multi-strategy funds in 2018, we will not earn incentive income in future periods on these assets under management until such losses from 2018 have been recovered for fund investors that have not redeemed. As of March 15, 2019, we have surpassed substantially all of our high-water marks due to performance-related appreciation generated in the first part of 2019.
In 2017, the Oz Master Fund generated a gross return of +15.0% and a net return of +10.4%. The largest positive contributors to the fund’s performance by strategy were merger arbitrage, structured credit, corporate credit and global equities.

Convertible and derivative arbitrage reported a modest loss in 2017. The fund also reported positive performance across all regions: the U.S., Europe and Asia.
Performance in merger arbitrage was strong in 2017 and driven by a wide range of positions. Structured credit delivered strong performance as our differentiated process-driven style of investing continued to deliver attractive and uncorrelated returns. In corporate credit, we experienced positive developments in a number of relatively long-held, late-stage restructuring positions. Losses in the convertible and derivative arbitrage strategy were primarily related to weakness in commodities positions. In global equities, a number of our largest positions played out according to plan.
Credit

	Assets Under Management as of December 31,
	2018	2017	2016

	(dollars in thousands)
Opportunistic credit funds	$5,751,411	$5,513,618	$5,376,080
Institutional Credit Strategies	13,491,734	10,136,991	8,019,510
	$19,243,145	$15,650,609	$13,395,590
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.50% to 1.75% annually of the net asset value of these funds. For the fourth quarter of 2018, our opportunistic credit funds had an average management fee rate of 0.77%.
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

	Assets Under Management as of December 31,			Returns for the Year Ended December 31,						Annualized Returns Since Inception Through December 31, 2018
	2018	2017	2016	2018		2017		2016
				Gross	Net	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Oz Credit Opportunities Master Fund	$1,771,832	$1,728,910	$1,818,649	9.3%	6.5%	16.9%	11.0%	21.1%	18.0%	16.3%	11.9%
Customized Credit Focused Platform	3,084,883	3,001,740	2,762,882	5.9%	4.3%	14.6%	10.9%	26.3%	19.8%	17.8%	13.4%
Closed-end opportunistic credit funds	471,207	325,312	316,360	See below for return information on our closed-end opportunistic credit funds.
Other funds	423,489	457,656	478,189	n/m	n/m	n/m	n/m	n/m	n/m	n/m	n/m
	$5,751,411	$5,513,618	$5,376,080
_______________
n/m not meaningful
Assets under management in our opportunistic credit funds increased by $237.8 million, or 4%, year-over-year. This change was driven by $243.1 million of performance-related appreciation and $165.6 million of net inflows, partially offset by $170.8 million of distributions in our closed-end opportunistic credit funds.
In 2018, the Oz Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of +9.3% and a net return of +6.5%. Performance was broad-based with gains across both the structured and corporate credit strategies, and geographies. This result represented outperformance versus high-yield benchmark indices which finished the year in negative territory.
In 2017, the Oz Credit Opportunities Master Fund, generated a gross return of +16.9% and a net return of +11.0%. Performance was broad-based with gains across both the structured and corporate credit strategies, and geographies. Similar to credit strategy performance in the Oz Master Fund, these returns were driven in part by realizations in structured credit and successful resolutions in various distressed situations in corporate credit. We continue to be focused on process-oriented and event-driven investments that are not correlated with the broader markets.

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

	Assets Under Management as of December 31,			Inception to Date as of December 31, 2018
						IRR
	2018	2017	2016	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Oz European Credit Opportunities Fund (2012-2015)	$3,867	$46,116	$79,760	$459,600	$305,487	15.8%	11.9%	1.5x
Oz Structured Products Domestic Fund II (2011-2014)	71,300	130,090	110,538	326,850	326,850	19.9%	15.7%	2.1x
Oz Structured Products Offshore Fund II (2011-2014)	75,666	136,687	108,822	304,531	304,531	17.4%	13.5%	1.9x
Oz Structured Products Offshore Fund I (2010-2013)	6,152	5,748	6,033	155,098	155,098	23.9%	19.1%	2.1x
Oz Structured Products Domestic Fund I (2010-2013)	5,472	5,187	4,836	99,986	99,986	22.8%	18.2%	2.0x
Other funds	308,750	1,484	6,371	309,000	—	n/m	n/m	n/m
	$471,207	$325,312	$316,360	$1,655,065	$1,191,952
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of December 31, 2018, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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
Assets under management for Institutional Credit Strategies, which are primarily comprised of our CLOs, are generally based on the par value of the collateral and cash held in the CLOs. However, assets under management are reduced for any investments in our CLOs held by our other funds in order to avoid double counting these assets. Management fees for Institutional Credit Strategies generally range from 0.35% to 0.50% annually of assets under management. For the fourth quarter of 2018, Institutional Credit Strategies had an average management fee rate of 0.40%.
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
The OZLM CLOs presented below are our U.S. CLOs, whereas the OZLME CLOs are our European CLOs.

			Assets Under Management as of December 31,
	Initial Closing Date (Most Recent Refinance Date)	Deal Size	2018	2017	2016

		(dollars in thousands)
CLOs
OZLM I	July 19, 2012 (July 24, 2017)	$523,550	$496,173	$496,283	$497,633
OZLM II	November 1, 2012 (August 29, 2018)	567,100	508,318	508,533	510,557
OZLM III	February 20, 2013 (December 15, 2016)	653,250	607,898	608,383	611,608
OZLM IV	June 27, 2013 (September 15, 2017)	615,500	539,326	540,283	540,979
OZLM V	December 17, 2013 (March 16, 2017)	501,250	—	466,719	468,465
OZLM VI	April 16, 2014 (April 17, 2018)	621,250	596,799	594,986	597,161
OZLM VII	June 26, 2014 (July 17, 2018)	636,775	597,112	792,776	796,547
OZLM VIII	September 9, 2014 (November 15, 2018)	622,250	597,424	595,096	597,194
OZLM IX	December 22, 2014 (November 8, 2018)	510,208	500,402	498,924	495,532
OZLM XI	March 12, 2015 (August 18, 2017)	541,532	515,562	515,782	491,949
OZLM XII	May 28, 2015 (September 18, 2018)	565,650	548,079	548,606	550,642
OZLM XIII	August 6, 2015 (September 18, 2018)	511,600	494,273	494,941	496,758
OZLM XIV	December 21, 2015 (June 4, 2018)	507,420	500,894	502,130	502,862
OZLM XV	December 20, 2016	409,250	395,642	395,864	396,489
OZLME I	December 15, 2016	430,490	456,431	478,142	422,982
OZLM XVI	June 8, 2017	410,250	400,003	401,172	—
OZLM XVII	August 3, 2017	512,000	498,110	497,108	—
OZLME II	September 14, 2017	494,708	454,075	476,090	—
OZLM XIX	November 21, 2017	610,800	600,297	599,644	—
OZLM XXI	January 26, 2018	510,600	500,386	—	—
OZLME III	January 31, 2018	509,118	456,674	—	—
OZLM XXII	February 22, 2018	509,200	464,042	—	—
OZLM XVIII	April 4, 2018	508,000	498,754	—	—
OZLM XX	May 11, 2018	464,150	446,995	—	—
OZLME IV	August 1, 2018	479,385	460,152	—	—
OZLME V	December 11, 2018	471,987	459,623	—	—
		13,697,273	12,593,444	10,011,462	7,977,358
STARR 2018-1	June 27, 2018	696,000	680,231	—	—
Other funds	n/a	n/a	218,059	125,529	42,152
		$14,393,273	$13,491,734	$10,136,991	$8,019,510
Assets under management in Institutional Credit Strategies totaled $13.5 billion as of December 31, 2018, increasing $3.4 billion, or 33%, year-over-year. The year-over-year increase in assets under management in Institutional Credit Strategies was driven primarily by the closing of additional CLOs and an aircraft securitization. In June 2018, in partnership with GE Capital Aviation Services, we closed a $696.0 million aircraft securitization, STARR 2018-1, where we serve as the asset manager.
In 2017, the year-over-year increase in assets under management was driven primarily by the closing of four new CLOs. 2017 was a strong year for Institutional Credit Strategies, which closed over $6.1 billion in CLOs, including refinancings.

Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.
Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.75% to 1.50% annually of assets under management; however, management fees for Och-Ziff Real Estate Credit Fund I are based on invested capital. For the fourth quarter of 2018, our real estate funds had an average management fee rate of 0.73%.
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

	Assets Under Management as of December 31,
	2018	2017	2016

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$13,578	$13,257	$15,871
Och-Ziff Real Estate Fund II	103,152	184,639	303,528
Och-Ziff Real Estate Fund III	1,458,499	1,455,200	1,457,722
Och-Ziff Real Estate Credit Fund I	698,318	695,371	288,344
Other funds	303,493	146,723	147,899
	$2,577,040	$2,495,190	$2,213,364

	Inception to Date as of December 31, 2018
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$386,298	$835,591	25.3%	16.0%	2.2x	$372,720	$835,614	26.8%	2.2x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	762,588	1,501,079	32.9%	21.5%	2.0x	718,888	1,421,757	33.0%	2.0x
Och-Ziff Real Estate Fund III (2014-2019)	1,500,000	950,475	1,489,597	32.2%	23.0%	1.6x	526,694	977,175	37.9%	1.9x
Och-Ziff Real Estate Credit Fund I(8) (2015-2020)	736,225	136,046	169,922	n/m	n/m	n/m	54,186	67,898	n/m	n/m
Other funds	443,057	205,333	285,000	n/m	n/m	n/m	60,594	108,071	n/m	n/m
	$3,926,871	$2,440,740	$4,281,189				$1,733,082	$3,410,515

	Unrealized Investments as of December 31, 2018
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$13,578	$(23)	0.0x
Och-Ziff Real Estate Fund II (2011-2014)(7)	43,700	79,322	1.8x
Och-Ziff Real Estate Fund III (2014-2019)	423,781	512,422	1.2x
Och-Ziff Real Estate Credit Fund I (2015-2020)(8)	81,860	102,024	n/m
Other funds	144,739	176,929	n/m
	$707,658	$870,674
_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of December 31, 2018. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of December 31, 2018.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of December 31, 2018, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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
Assets under management in our real estate funds increased $81.9 million, or 3%, year-over-year. Our real estate franchise continues to deploy capital and generate strong returns with a 23.0% annualized net return in our current opportunistic fund. We look to continue to grow this business by expanding our product offering and through raising successor funds.
In 2017, the $281.8 million, or 13%, increase year-over-year in assets under management in our real estate funds was driven primarily by additional commitments to Och-Ziff Real Estate Credit Fund I, which had its final closing during the second quarter of 2017, and which was partially offset by distributions, primarily related to Och-Ziff Real Estate Fund II. In 2017, the real estate funds invested over $200.0 million and had full or partial realizations of 21 investments at an average multiple of invested capital in excess of 2.2x. In total, we have committed approximately 60% of Och-Ziff Real Estate Fund III and 18% of the recently closed Och-Ziff Real Estate Credit Fund I.
Other
Management fees for these funds range from 0.75% to 1.50% annually of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. For the fourth quarter of 2018, our other funds had an average management fee rate of 0.48%.
Incentive income for these funds is generally 20% of realized and unrealized annual profits or of cumulative profits attributable to each investor. Incentive income for these funds is subject to hurdle rates generally 3% to 8%.

Longer-Term Assets Under Management
As of December 31, 2018, approximately 63% of our assets under management were subject to initial commitment periods of three years or longer. Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information.

	December 31, 2018
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$416,619	$4,148
Credit
Opportunistic credit funds	3,829,335	158,140
Institutional Credit Strategies	13,309,765	—
Real estate funds	2,577,039	100,883
Other	224,147	—
	$20,356,905	$263,171
We generally recognize incentive income on our longer-term assets under management in multi-strategy funds and open-end opportunistic credit funds at or near the end of their respective commitment periods, which are generally three to five years, when such amounts are probable of not significantly reversing. We may begin recognizing incentive income related to assets under management in our closed-end opportunistic credit funds and real estate funds after the conclusion of their respective investment period, when such amounts are probable of not significantly reversing. However, these investment periods may generally be extended for an additional one to two years.
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
The ability of investors to contribute capital to and redeem capital from our funds causes our assets under management to fluctuate from period to period. Fluctuations in assets under management also result from our funds’ investment performance. Both of these factors directly impact the revenues we earn from management fees and incentive income. For example, a $1.0 billion increase or decrease in assets under management subject to a 1% management fee would generally increase or decrease annual management fees by $10.0 million. If profits, net of management fees, attributable to a fee-paying fund investor were $10.0 million in a given year, we generally would earn incentive income equal to $2.0 million, assuming a 20% incentive income rate, a one-year commitment period, no hurdle rate and no high-water marks from prior years.
For any given quarter, our revenues are influenced by the combination of assets under management and the investment performance of our funds. For example, incentive income for the majority of our multi-strategy assets under management is recognized in the fourth quarter each year, based on full year investment performance.

Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. See “—Weighted-Average Assets Under Management and Average Management Fee Rates” for information on our average management fee rate and Note 11 to our consolidated financial statements for additional information regarding management fees.
Incentive Income. We earn incentive income based on the cumulative performance of our funds over a commitment period. Prior to the adoption of new revenue recognition accounting guidance in 2018, incentive income was recognized at the end of the applicable commitment period when the amounts were contractually payable, or “crystallized,” and when no longer subject to clawback. Beginning in 2018, as a result of the adoption of the new revenue recognition accounting guidance, we recognize incentive income when such amounts are probable of not significantly reversing. See Note 2 to our consolidated financial statements for additional information regarding incentive income.
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
On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses generally comprising a significant portion of total compensation and benefits. We accrue minimum annual discretionary cash bonuses on a straight-line basis during the year. The total amount of discretionary cash bonuses ultimately recognized for the full year, which is determined in the fourth quarter of each year, could differ materially from the minimum amount accrued, as the total discretionary cash bonus is dependent upon a variety of factors, including fund performance for the year. Prior to 2017, annual discretionary bonuses were generally determined and expensed in the fourth quarter of each year.
Compensation and benefits also includes equity-based compensation expense, which is primarily in the form of RSUs granted to our independent board members, employees and executive managing directors, as well as Partner Equity Units granted to executive managing directors. In February 2018, we also issued PSUs. See Note 12 to our consolidated financial statements for additional information regarding RSUs and PSUs.
We also issue Group D Units to executive managing directors. Group D Units are not considered equity under GAAP, and therefore no equity-based compensation expense is recognized related to these units when they are granted. Distributions to holders of Group D Units are included within compensation and benefits in the consolidated statements of comprehensive income (loss). Prior to the Distribution Holiday, these distributions were accrued in the quarter in which the related income was earned and were paid out the following quarter at the same time distributions on the Group A Units and dividends on our Class A Shares were paid. A Group D Unit converts into a Group A Unit to the extent it has become economically equivalent to a Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. Upon the conversion of Group D Units into Group A Units, we recognize a one-time charge for the grant-date fair value of the vested units and begin to amortize the grant-date fair value of the unvested units over the vesting period. As additional Group D Units are converted into Group A Units in the future, we may see increasing non-cash equity-based compensation expense related to these units, and these non-cash expenses could be material.
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
DCIs are also granted to certain employees and executive managing directors as a form of compensation. DCIs reflect notional fund investments made by us on behalf of an employee or executive managing director. DCIs generally vest over a three-year period, subject to an employee’s or executive managing director’s continued service. Upon vesting, we pay the employee or executive managing director an amount in cash equal to the notional investment represented by the DCIs, as adjusted for notional fund performance. Except as otherwise provided in the relevant deferred cash interest plan or in an award agreement, in the event of a termination of the employee’s or executive managing director’s service, any portion of the DCIs that are unvested as of the date of termination will be forfeited.
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
Net (Losses) Gains on Investments. Net (losses) gains on investments primarily consist of net gains and losses on investments in our funds.
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
The Registrant and the Oz Operating Partnerships are partnerships for U.S. federal income tax purposes. The Registrant intends to change its tax classification for U.S. federal income tax purposes to that of a corporation effective April 1, 2019 (the “Corporate Classification Change”). Due to our legal structure, only a portion of the income we earn has been subject to corporate-level income taxes in the United States and foreign jurisdictions. The amount of incentive income we earn in a given year, the resultant flow of revenues and expenses through our legal entity structure, the effect that changes in our Class A Share price may have on the ultimate deduction we are able to take related to the settlement of RSUs, and any changes in future enacted income tax rates may have a significant impact on our income tax provision and effective income tax rate. Following the Corporate Classification Change, generally all of the income the Registrant earns will be subject to corporate-level income taxes in the United States.
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
Results of Operations
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenues

	Year Ended December 31,		Change
	2018	2017	$	%

	(dollars in thousands)
Management fees	$281,862	$319,458	$(37,596)	-12%
Incentive income	202,896	528,000	(325,104)	-62%
Other revenues	15,976	6,777	9,199	136%
Income of consolidated funds	6,489	4,102	2,387	58%
Total Revenues	$507,223	$858,337	$(351,114)	-41%
Total revenues decreased $351.1 million, primarily due to the following:

•
A $37.6 million decrease in management fees, driven primarily by a $45.2 million decrease in management fees from our multi-strategy funds due to lower average assets under management, as well as a $3.7 million decrease from our opportunistic credit funds, primarily due to a contract modification that resulted in an offset to previously recognized management fees in the current period. These decreases were partially offset by a $14.8 million increase in Institutional Credit Strategies, primarily due to launches of additional CLOs. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rate.

•	A $325.1 million decrease in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $337.8 million decrease in incentive income from our multi-strategy funds, driven overall by lower relative fund performance, and included the following: (i) a $212.8 million decrease from assets under management subject to a one-year measurement period; (ii) a $63.3 million decrease from longer-term assets under management; (iii) a $55.7 million decrease related to fund investor redemptions; and (iv) a $6.0 million decrease in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management.

◦
Opportunistic credit funds. A $10.1 million decrease in incentive income from our opportunistic credit funds, driven overall by lower relative fund performance, and included the following: (i) a $28.3 million decrease from assets under management subject to a one-year measurement period; and (ii) an $8.3 million decrease related to the impacts of a modification in terms requiring an offset to previously recognized incentive income in the period. These decreases were partially offset by (i) a $23.3 million increase from longer-term assets under management and (ii) a $2.9 million increase in tax distributions.

◦
Real estate funds. An offsetting $33.2 million increase in incentive income from our real estate funds, primarily due to a $28.3 million increase in tax distributions, and the remainder driven by real estate realization events.

◦	Other funds. A $10.4 million decrease, primarily related to assets under management subject to a one-year measurement period in certain strategy-specific funds.

•	A $9.2 million increase in other revenues primarily due to higher interest income earned on our investments in CLOs and cash equivalents.
Expenses

	Year Ended December 31,		Change
	2018	2017	$	%

	(dollars in thousands)
Compensation and benefits	$312,723	$436,549	$(123,826)	-28%
Interest expense	24,179	23,191	988	4%
General, administrative and other	181,977	152,071	29,906	20%
Expenses of consolidated funds	406	9,391	(8,985)	-96%
Total Expenses	$519,285	$621,202	$(101,917)	-16%
Total expenses decreased $101.9 million, primarily due to the following:

•
A $123.8 million decrease in compensation and benefits expenses driven by (i) a $116.4 million decrease in bonus expense, primarily due to lower incentive income earned in the current year; and (ii) a $6.8 million decrease in salaries and benefits, as our worldwide headcount decreased to 416 as of December 31, 2018, from 483 as of December 31, 2017. Further contributing to the decrease was a $3.6 million decrease in expenses related to distributions accrued on Group D Units, as fewer units were outstanding in the current year period and lower operating group distributions. These decreases were partially offset by a $3.0 million increase in equity-based compensation expense, primarily driven by a higher average number of awards outstanding in the current year period.

•
A $9.0 million decrease in expenses of consolidated funds was primarily due to consolidation of a CLO in warehouse during the second and third quarters of 2017. The CLO was deconsolidated at launch in September of 2017.

•
An offsetting $29.9 million increase in general, administrative and other expenses, primarily due to (i) $31.8 million of settlements expense recorded in 2018, as further described in Note 17; (ii) an $8.8 million increase in professional services, which were driven by a $15.6 million increase related to expenses associated with the Recapitalization; and (iii) a $3.5 million increase in foreign exchange loss, which was driven in part by the increase in net exposure to investments in our European CLOs. These increases were partially offset by reductions across various operating expenses as a result of expense savings initiatives.

•
An offsetting $988 thousand increase in interest expense, which was driven primarily by a $3.5 million increase related to CLO risk retention financing, partially offset by a $2.5 million decrease on our other operating debt due to lower average debt balance in 2018.

Other (Loss) Income

	Year Ended December 31,		Change
	2018	2017	$	%

	(dollars in thousands)
Changes in tax receivable agreement liability	$2,218	$222,859	$(220,641)	-99%
Net losses on early retirement of debt	(14,303)	—	(14,303)	100%
Net (losses) gains on investments	(7,055)	3,465	(10,520)	-304%
Net (losses) gains of consolidated funds	(5,200)	8,472	(13,672)	-161%
Total Other (Loss) Income	$(24,340)	$234,796	$(259,136)	-110%
Total other income decreased year-over-year by $259.1 million, primarily due to (i) a $220.6 million decrease in the tax receivable agreement liability due to the decrease in future U.S. federal corporate income tax rate pursuant to the TCJA recorded in 2017; (ii) a $14.3 million decrease recognized on early retirement of our Senior Notes and certain CLO Investments Loans; (iii) a $13.7 million decrease in net gains of consolidated funds due to consolidation of a CLO in warehouse during the second and third quarters of 2017. The CLO was deconsolidated at launch in September of 2017; and (iv) a $10.5 million decrease in net gains on investments, primarily related to our investments in CLOs.
Income Taxes

	Year Ended December 31,		Change
	2018	2017	$	%

	(dollars in thousands)
Income taxes	$12,500	$317,559	$(305,059)	-96%
For the year to date period, income taxes decreased by $305.1 million, primarily due to (i) a $190.4 million increase in tax expense during 2017 due to the remeasurement of deferred tax assets as a result of the TCJA; and (ii) a $112.5 million decrease due to lower pre-tax book income.

Net (Loss) Income Attributable to Noncontrolling Interests
The following table presents the components of the net (loss) income attributable to noncontrolling interests and to redeemable noncontrolling interests:

	Year Ended December 31,		Change
	2018	2017	$	%

	(dollars in thousands)
Group A Units	$(25,716)	$130,730	$(156,446)	-120%
Other	807	900	(93)	-10%
Total	$(24,909)	$131,630	$(156,539)	-119%

Redeemable noncontrolling interests	$291	$1,667	$(1,376)	-83%
Net (loss) income allocated to noncontrolling interests decreased by $156.5 million. This year-over-year decrease was driven primarily by amounts attributable to the Group A Units due to lower profitability, the drivers of which are discussed above.
Net (Loss) Income Attributable to Class A Shareholders

	Year Ended December 31,		Change
	2018	2017	$	%

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders	$(24,284)	$18,222	$(42,506)	-233%
Net (loss) income attributable to Class A Shareholders increased by $42.5 million. The year-over-year decline was primarily due to lower profitability, the drivers of which are discussed above. In addition, the year-over-year decrease was partially offset by a $2.9 million adjustment to the redemption value of Preferred Units taken in 2017 that reduced the net income attributable to Class A Shareholders in 2017.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues

	Year Ended December 31,		Change
	2017	2016	$	%

	(dollars in thousands)
Management fees	$319,458	$533,156	$(213,698)	-40%
Incentive income	528,000	233,440	294,560	126%
Other revenues	6,777	2,006	4,771	238%
Income of consolidated funds	4,102	1,762	2,340	133%
Total Revenues	$858,337	$770,364	$87,973	11%

Total revenues increased by $88.0 million, primarily due to the following:

•
A $213.7 million decrease in management fees, driven primarily by lower assets under management in our multi-strategy funds, as well as lower average management fee rates. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rate.

•	A $294.6 million increase in incentive income driven overall by higher relative fund performance.

◦
Multi-strategy funds. A $271.6 million increase in incentive income from our multi-strategy funds, which was driven by: (i) a $163.0 million increase related to assets subject to a one-year measurement period; (ii) a $65.4 million increase related to fund investor redemptions; and (iii) a $48.0 million increase related to longer-term assets under management.

◦
Opportunistic credit funds. A $22.0 million increase in incentive income from our opportunistic credit funds, primary due to: (i) a $25.4 million increase related to assets subject to a one-year measurement period; (ii) a $3.7 million increase from tax distributions; and (iii) a $1.7 million increase related to crystallization of incentive from fund investor redemptions. These increases were partially offset by an $8.8 million decrease related to longer-term assets under management.

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

Other Income

	Year Ended December 31,		Change
	2017	2016	$	%

	(dollars in thousands)
Changes in tax receivable agreement liability	$222,859	$(1,663)	$224,522	NM
Net gains on investments	3,465	3,760	(295)	-8%
Net gains of consolidated funds	8,472	2,915	5,557	191%
Total Other Income	$234,796	$5,012	$229,784	NM
Total other income increased year-over-year by $229.8 million, primarily due to a change in the tax receivable agreement liability due to the decrease in future U.S. federal corporate income tax rate pursuant to the TCJA.
Income Taxes

	Year Ended December 31,		Change
	2017	2016	$	%

	(dollars in thousands)
Income taxes	$317,559	$10,886	$306,673	NM
Income taxes increased year-over-year by $306.7 million, primarily due to a $280.8 million reduction of deferred income tax assets as a result of the TCJA. The remaining increase in income taxes was primarily due to a change in state tax rates and an increase in the valuation allowance related to foreign tax credits.

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
Net income (loss) allocated to noncontrolling interests increased by $325.4 million. The year-over-year increase was primarily due to improved earnings of the Oz Operating Group, a portion of which was allocable to the Group A Units. The improvement was driven by the settlements expense taken in 2016, as well as higher incentive income, lower salaries and benefits, and lower general, administrative and other expenses, partially offset by lower management fees and higher bonus expense.
Net Income (Loss) Attributable to Class A Shareholders

	Year Ended December 31,		Change
	2017	2016	$	%

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders	$18,222	$(130,762)	$148,984	114%
Net income (loss) attributable to Class A Shareholders increased by $149.0 million. The year-over-year improvement was primarily due to investigation-related settlements expense of $412.1 million taken in 2016, as well as higher incentive income, lower general, administrative and other expenses, lower salaries and benefits, and a reduction in the tax receivable agreement liability. These improvements were partially offset by lower management fees, higher bonus expense, and higher income tax expense due to a reduction of our deferred tax assets as a result of the TCJA.
Economic Income Analysis
In addition to analyzing our results on a GAAP basis, management also reviews our results on an “Economic Income” basis. Economic Income excludes the adjustments described below that are required for presentation of our results on a GAAP basis, but that management does not consider when evaluating operating segment performance in any given period. Management uses Economic Income as the basis on which it evaluates our financial performance and makes resource allocation and other operating decisions. Management considers it important that investors review the same operating information that it uses.
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
As a result of the adjustments described above, as well as an adjustment to present management fees net of recurring placement and related service fees (rather than considering these fees an expense), management fees, incentive income, other revenues, compensation and benefits, general, administrative and other expenses and net income (loss) attributable to noncontrolling interests as presented on an Economic Income basis are also non-GAAP measures.
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
We currently have two operating segments: Oz Funds and Real Estate. The Oz Funds segment provides asset management services to our multi-strategy funds, dedicated credit funds and other alternative investment vehicles. The Real Estate segment provides asset management services to our real estate funds.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Economic Income Revenues (Non-GAAP)

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Oz Funds	Real Estate	Total Company	Oz Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Management fees	$245,124	$19,250	$264,374	$278,396	$20,911	$299,307
Incentive income	163,595	39,301	202,896	521,716	6,284	528,000
Other revenues	15,440	497	15,937	5,522	158	5,680
Total Economic Income Revenues	$424,159	$59,048	$483,207	$805,634	$27,353	$832,987

Oz Funds Segment
Economic Income revenues for the Oz Funds segment decreased $381.5 million, primarily due to the following:

•
A $33.3 million decrease in management fees, driven primarily by a $41.3 million decrease in management fees from our multi-strategy funds due to lower assets under management and a $3.7 million decrease from opportunistic credit funds, primarily due to a contract modification that resulted in an offset to previously recognized management fees in the current period. These decreases were partially offset by a $13.6 million increase in Institutional Credit Strategies, primarily due to the launches of additional CLOs. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rate.

•	A $358.1 million decrease in incentive income driven overall by lower relative fund performance, primarily due to the following:

◦
Multi-strategy funds. A $337.8 million decrease in incentive income from our multi-strategy funds, driven overall by lower relative fund performance, and included the following: (i) a $212.8 million decrease from assets under management subject to a one-year measurement period; (ii) a $63.3 million decrease from longer-term assets under management; (iii) a $55.7 million decrease related to fund investor redemptions; and (iv) a $6.0 million decrease in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management.

◦
Opportunistic credit funds. A $10.1 million decrease in incentive income from our opportunistic credit funds, driven overall by lower relative fund performance, and included the following: (i) a $28.3 million decrease from assets under management subject to a one-year measurement period; and (ii) an $8.3 million decrease related to the impacts of a modification in terms requiring an offset to previously recognized incentive income in the period. These decreases were partially offset by (i) a $23.3 million increase from longer-term assets under management and (ii) a $2.9 million increase in tax distributions.

◦	Other funds. A $10.4 million decrease, primarily related to assets under management subject to a one-year measurement period in certain strategy-specific funds.

•	A $9.9 million increase in other revenues primarily due to higher interest income earned on our investments in CLOs and cash equivalents.
Real Estate Segment
Economic Income revenues for the Real Estate segment increased $31.7 million, primarily due to the following:

•	A $33.0 million increase in incentive income from our real estate funds, primarily due to a $28.3 million increase in tax distributions, and the remainder driven by real estate realization events.

•	An offsetting $1.7 million decrease in management fees, driven primarily by lower average management fee rates.
We earned approximately 36%, 44%, 20% and 0% of our incentive income in 2018 from our multi-strategy, opportunistic credit, real estate and other funds, respectively, compared to 78%, 19%, 1% and 2%, respectively, in 2017.

Economic Income Expenses (Non-GAAP)

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Oz Funds	Real Estate	Total Company	Oz Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$176,174	$42,871	$219,045	$331,712	$20,049	$351,761
Interest expense	24,179	—	24,179	23,191	—	23,191
General, administrative and other expenses	151,279	2,834	154,113	118,126	2,172	120,298
Total Economic Income Expenses	$351,632	$45,705	$397,337	$473,029	$22,221	$495,250
Oz Funds Segment
Economic Income expenses for the Oz Funds segment decreased by $121.4 million, primarily due to the following:

•
A $155.5 million decrease in compensation and benefits expenses driven by (i) a $147.6 million decrease in bonus expense, primarily due to lower incentive income earned in the current year; and (ii) a $7.9 million decrease in salaries and benefits due to lower headcount.

•
An offsetting $33.2 million increase in general, administrative and other expenses primarily due to (i) $31.8 million of settlements expense recorded in 2018, as further described in Note 17; (ii) $15.6 million of expenses associated with the Recapitalization that were incurred in 2018; and (iii) a $3.6 million increase in foreign exchange loss, which was driven in part by the increase in net exposure to investments in our European CLOs. These increases were partially offset by reductions across various operating expenses as a result of expense savings initiatives.

•
An offsetting $988 thousand increase in interest expense, which was driven primarily by a $3.5 million increase related to CLO risk retention financing, partially offset by a $2.5 million decrease on our other operating debt due to lower average debt balance in 2018.

Real Estate Segment
Economic Income expenses for the Real Estate segment increased by $23.5 million, primarily due to higher bonus expense, which was driven by higher incentive income realizations.
Other Economic Items (Non-GAAP)

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Oz Funds	Real Estate	Total Company	Oz Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Net losses on joint ventures	$(24)	$—	$(24)	$(4)	$—	$(4)
Net loss attributable to noncontrolling interests	$(21)	$—	$(21)	$(2)	$—	$(2)
Net losses on joint ventures represent the net losses on joint ventures established to expand certain of our private investments platforms. Net loss attributable to noncontrolling interests represent the amount of loss that was reduced from Economic Income and attributed to residual interests in certain businesses not owned by us.

Economic Income (Non-GAAP)

	Year Ended December 31,		Change
	2018	2017	$	%

	(dollars in thousands)
Economic Income:
Oz Funds	$72,524	$332,603	$(260,079)	-78%
Real Estate	13,343	5,132	8,211	160%
Total Company	$85,867	$337,735	$(251,868)	-75%
Oz Funds Segment
The year-over-year decline in the Oz Funds segment was primarily due to lower incentive income and management fees, as well as settlements expenses and costs related to the Recapitalization that were incurred in 2018. These decreases were partially offset by lower bonus expense and higher interest income.
Real Estate Segment
The year-over-year improvement in the Real Estate segment was primarily due to higher incentive income, partially offset by higher bonus expenses.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Economic Income Revenues (Non-GAAP)

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Oz Funds	Real Estate	Total Company	Oz Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Management fees	$278,396	$20,911	$299,307	$473,982	$20,750	$494,732
Incentive income	521,716	6,284	528,000	224,990	8,450	233,440
Other revenues	5,522	158	5,680	1,978	28	2,006
Total Economic Income Revenues	$805,634	$27,353	$832,987	$700,950	$29,228	$730,178
Oz Funds Segment
Economic Income revenues for the Oz Funds segment increased by $104.7 million, primarily due to the following:

•
A $195.6 million decrease in management fees, driven primarily by a $193.8 million decrease in management fees from our multi-strategy funds due to lower assets under management, as well as lower average management fee rates. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rate. The decrease was partially offset by a $7.7 million increase in Institutional Credit Strategies due to the launches of new CLOs.

•	A $296.7 million increase in incentive income driven overall by higher relative fund performance, primarily due to the following:

◦
Multi-strategy funds. A $271.6 million increase in incentive income from our multi-strategy funds, which was driven by: (i) a $163.0 million increase driven by fund investors with annual commitment periods that matured during the period; (ii) a $65.4 million increase related to fund investor redemptions; and (iii) a $48.0 million increase related to longer-term assets under management.

◦
Opportunistic credit funds. A $22.0 million increase in incentive income from our opportunistic credit funds, primary due to: (i) a $25.4 million increase related to fund investors with annual commitment periods that matured during the period; (ii) a $3.7 million increase from tax distributions; and (iii) a $1.7 million increase related to crystallization of incentive from fund investor redemptions. These increases were partially offset by an $8.8 million decrease related to longer-term assets under management.

◦	Other funds. An $11.2 million increase due to higher incentive income from our equity funds.

•	A $3.5 million increase in other revenues primarily due to higher interest income from our investments in CLOs.
Real Estate Segment
Economic Income revenues for the Real Estate segment decreased by $1.9 million, primarily due to a $2.2 million decrease in incentive income, driven primarily by lower realizations in one of our real estate co-investment vehicles as compared to the prior year period, this decrease was partially offset by slight increases in segment management fees.
We earned approximately 78%, 19%, 1% and 2% of our incentive income in 2017 from our multi-strategy, opportunistic credit, real estate and other funds, respectively, compared to 59%, 33%, 8% and 0%, respectively, in 2016.
Economic Income Expenses (Non-GAAP)

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Oz Funds	Real Estate	Total Company	Oz Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$331,712	$20,049	$351,761	$309,170	$20,596	$329,766
Interest expense	23,191	—	23,191	23,776	—	23,776
General, administrative and other expenses—Non-GAAP	118,126	2,172	120,298	584,961	3,201	588,162
Total Economic Income Expenses	$473,029	$22,221	$495,250	$917,907	$23,797	$941,704
Oz Funds Segment
Economic Income expenses for the Oz Funds segment decreased by $444.9 million, primarily due to the following:

•
A $466.8 million decrease in general, administrative and other expenses driven primarily by $412.1 million of settlements expense incurred in 2016. Also contributing to the decline was a $31.0 million decrease in professional services, driven by lower legal fees, as well as reductions across various other operating expenses as a result of expense savings initiatives.

•
An offsetting $22.5 million increase in compensation and benefits expenses driven by a $36.8 million increase in bonus expense due to higher relative fund performance. The increase was partially offset by a $14.2 million decrease in salaries and benefits due to lower headcount.

Real Estate Segment
Economic Income expenses for the Real Estate segment remaining relatively flat year-over-year.

Other Economic Items (Non-GAAP)

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Oz Funds	Real Estate	Total Company	Oz Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Net losses on joint ventures	$(4)	$—	$(4)	$(63)	$—	$(63)
Net loss attributable to noncontrolling interests	$(2)	$—	$(2)	$(14)	$—	$(14)
Net losses on joint ventures represent the net losses on joint ventures established to expand certain of our private investments platforms. Net loss attributable to noncontrolling interests represents the amount of loss that was reduced from Economic Income and attributed to residual interests in certain businesses not owned by us.
Economic Income (Non-GAAP)

	Year Ended December 31,		Change
	2017	2016	$	%

	(dollars in thousands)
Economic Income:
Oz Funds	$332,603	$(217,006)	$549,609	253%
Real Estate	5,132	5,431	(299)	-6%
Total Company	$337,735	$(211,575)	$549,310	260%
Oz Funds Segment
The year-over-year improvement in Economic Income was mainly driven by the settlements expense of $412.1 million taken in 2016, as well as higher incentive income, lower general, administrative and other expenses, and lower salaries and benefits. These improvements were partially offset by lower management fees and higher bonus expense.
Real Estate Segment
Economic Income for the Real Estate segment remained relatively flat year-over-year.
Liquidity and Capital Resources
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned by the Oz Operating Group from our funds, as well as other sources of liquidity noted above and below.
Over the next 12 months, we expect that our primary liquidity needs will be to:

•	Pay our operating expenses.

•	Pay interest and principal on our debt obligations, Restructured Securities (as defined in Note 19) and repurchase agreements.

•	Provide capital to facilitate the growth of our business, including making risk retention investments in CLOs managed by us that are subject to EU risk retention rules.

•	Pay income taxes as well as compensation-related tax withholding obligations.

•	Make cash distributions in accordance with our distribution policy as discussed below under “—Dividends and Distributions.”

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
Debt Obligations
Senior Credit Facility
On April 10, 2018 (the “Closing Date”), OZ Management LP, as borrower, (the “Senior Credit Agreement Borrower”), and certain other subsidiaries, as guarantors, entered into the Senior Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Senior Credit Agreement Administrative Agent”) originally consisting of (i) the 2018 Term Loan and (ii) the 2018 Revolving Credit Facility. As of December 31, 2018, $200.0 million remained outstanding under the 2018 Term Loan. In February 2019, we repaid $100.0 million of the 2018 Term Loan and terminated the 2018 Revolving Credit Facility. See Note 19 for additional details.
Preferred Restructuring
In the Recapitalization, (i) $200.0 million of the existing Preferred Units (the “Existing Preferred”) was restructured into the Debt Securities and (ii) the remaining $200.0 million of Existing Preferred was restructured into the New Preferred Securities, each as described below. In addition, the holders of the Existing Preferred have forfeited an additional 749,813 Group A Units (which were recapitalized into Group A-1 Units).
CLO Investments Loans
We enter into loans to finance portions of our investments in CLOs (collectively “the CLO Investments Loans”). In general, we will make interest and principal payments on the loans at such time interest payments are received on our investments in the CLOs, and will make principal payments on the loans to the extent principal payments are received on its investments in the CLOs. See Note 8 to our consolidated financial statements for additional details.
Securities Sold Under Agreements to Repurchase
See Note 9 to our consolidated financial statements included in this report for a description of securities sold under agreements to repurchase, which we use to finance risk retention investments in certain of our European CLOs.

Cash Sweep
As part of the Recapitalization, we also instituted the Cash Sweep. See Note 19 for detailed information regarding how the Cash Sweep amount is determined. As of December 31, 2018, the amount that will need to be used to pay down the 2018 Term Loan was $20.0 million. This amount was paid during the first quarter of 2019.
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and the Ziffs. The purchase by the Oz Operating Group of Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings, and subsequent taxable exchanges by them of Group A Units (including Group A Units into which Group D Units or Group E Units may convert) or Group P Units for our Class A Shares on a one-for-one basis (or, at our option, the cash equivalent thereof), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Oz Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Oz Operating Group, and we will derive our tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expenses and will therefore reduce the amount of tax that Oz Corp and any other future corporate taxpaying entities that acquire Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group LLC once it is treated as a corporate taxpayer following the Corporate Classification Change) have agreed to pay our executive managing directors and the Ziffs a percentage of the amount of cash savings, if any, in federal, state and local income taxes in the United States that these entities actually realize related to their units as a result of such increases in tax basis. Such percentage was originally 85% of such annual cash savings under the tax receivable agreement.
In September 2016, we amended the tax receivable agreement to provide that no amounts were due or payable under the agreement with respect to the 2015 and 2016 tax years. In connection with the Recapitalization, in February 2019, we amended the tax receivable agreement to provide that, conditioned on Och-Ziff Capital Management Group LLC electing to be classified as, or converting into, a corporation for U.S. tax purposes during 2019, (i) no amounts are due or payable with respect to the 2017 tax year, (ii) only partial payments (equal to 85% of the excess of such cash savings that would otherwise be due over 85% of such cash savings determined assuming that taxable income equals Economic Income (the “2018 excess amount”)) are due and payable in respect of the 2018 tax year and (iii) the percentage of cash savings required to be paid with respect to the 2019 tax year and thereafter, as well as with respect to cash savings from subsequent exchanges, is reduced to 75%.
In connection with the departure of certain former executive managing directors since the 2007 Offerings, the right to receive payments under the tax receivable agreement by those former executive managing directors was contributed to the Oz Operating Group. As a result, we expect to pay to the other executive managing directors and the Ziffs approximately 78% of the 2018 excess amount and 69% of the amount of cash savings, if any, in federal, state and local income taxes in the United States that we actually realize as a result of such increases in tax basis with respect to the 2019 tax year and future tax years. To the extent that we do not realize any cash savings, we would not be required to make corresponding payments under the tax receivable agreement.
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
As of December 31, 2018, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets (and without taking into account the effect of the 2019 amendment to the tax receivable agreement, the Recapitalization or the Corporate Classification Change), we expected to pay our executive managing directors and the Ziffs approximately $277.8 million as a result of the cash savings to our intermediate holding companies from the purchase of Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Oz Corp, and any other corporate taxpaying entities that hold Group B Units, and not of the Oz Operating Group. We may need to incur debt to finance payments under the tax receivable agreement to the extent the Oz Operating Group does not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.
The actual increase in tax basis of the Oz Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including the following:

•
The amount and timing of our income will impact the payments to be made under the tax receivable agreement. To the extent that we do not have sufficient taxable income to utilize the amortization deductions available as a result of the increased tax basis in the Oz Operating Partnerships’ assets, payments required under the tax receivable agreement would be reduced.

•
The price of our Class A Shares at the time of any exchange will determine the actual increase in tax basis of the Oz Operating Partnerships’ assets resulting from such exchange; payments under the tax receivable agreement resulting from future exchanges, if any, will be dependent in part upon such actual increase in tax basis.

•
The composition of the Oz Operating Group assets at the time of any exchange will determine the extent to which we may benefit from amortizing the increased tax basis in such assets and thus will impact the amount of future payments under the tax receivable agreement resulting from any future exchanges.

•
The extent to which future exchanges are taxable will impact the extent to which we will receive an increase in tax basis of the Oz Operating Group’ assets as a result of such exchanges, and thus will impact the benefit derived by us and the resulting payments, if any, to be made under the tax receivable agreement.

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
Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2018 and 2017, and the related cash distributions to our executive managing directors on their Group A Units and Group D Units.

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors (dollars in thousands)
November 20, 2018	November 13, 2018	$0.20	$5,943
August 20, 2018	August 13, 2018	$0.20	$5,943
May 21, 2018	May 14, 2018	$0.20	$6,016
March 5, 2018	February 26, 2018	$0.70	$20,771
November 20, 2017	November 13, 2017	$0.20	$6,904
August 21, 2017	August 14, 2017	$0.20	$6,904
May 19, 2017	May 12, 2017	$0.20	$6,904
March 6, 2017	February 27, 2017	$0.10	$3,228

As discussed in Note 19, in connection with the Recapitalization, and pursuant to the Cash Sweep, we and our executive managing directors agreed to a “Distribution Holiday” on the Group A Units, Group D Units, Group E Units, Group P Units and certain RSUs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Economic Income adjusted for certain items described in the Oz Operating Partnership limited partnership agreements is realized and (y) April 1, 2026. During the Distribution Holiday, dividends may continue to be paid on our Class A Shares.
As agreed to as part of the Recapitalization, during the Distribution Holiday, pursuant to the Cash Sweep, we expect to pay dividends on our Class A Shares annually in an aggregate amount equal to not less than 20% of our annual Economic Income less an estimate of payments under the tax receivable agreement and income taxes related to the earnings for the periods (“Distributable Earnings”) or more than 30% of Distributable Earnings; provided, that, if the minimum amount of dividends eligible to be made hereunder would be $1.00 or less per Class A Share, then up to $1.00 per Class A Share (subject to appropriate adjustment in the event of any equity dividend, equity split, combination or other similar recapitalization with respect to the Class A Shares).
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
Historically, when we have paid dividends on our Class A Shares, we also made distributions to our executive managing directors on their interests in the Oz Operating Group, subject to the terms of the limited partnership agreements of the Oz Operating Partnerships. However, as part of the Recapitalization, the Oz Operating Partnerships initiated the Distribution Holiday on the Group A Units, Group D Units, Group E Units and Group P Units and on certain RSUs until the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income (as defined in the limited partnership agreements of the Oz Operating Partnerships) is realized and (y) April 1, 2026. During the Distribution Holiday, (i) the Oz Operating Partnerships will only make distributions with respect to Group B Units, (ii) the performance thresholds of Group P Units will be adjusted to take into account performance and distributions during such period, and (iii) RSUs will receive in-kind distributions in respect of dividends or distributions paid on the Class A Shares, in each of the foregoing clauses (i) and (ii) in an aggregate amount not to exceed $4.00 per Group P Unit or RSU (equivalent to $0.40 prior to adjustment for the Reverse Share Split), as applicable, cumulatively during the Distribution Holiday, and in accordance with their existing terms (provided that such $4.00 cap shall not apply to any RSUs held by non-executive managing director employees or executive managing directors who are not receiving Group E Units). In addition, we entered into a letter agreement with Robert Shafir, our Chief Executive Officer, and letter agreements with each of the independent directors of the Board who holds RSUs, each of which provides that the Distribution Holiday applies to the RSUs owned by Mr. Shafir and the independent directors of the Board, respectively.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the years ended December 31, 2018, 2017 and 2016 was $188.2 million, $(283.7) million and $(281.5) million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments in CLO’s, less cash used for operating expenses, including interest paid on our debt obligations. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate.
Net cash flows from operating activities for the years ended December 31, 2018 increased from the prior year period due to higher incentive income earned in 2017, a large portion of which was collected in the beginning of 2018, as compared to incentive earned in 2016, a large portion of which was collected in the beginning of 2017. The increase in operating cash flow was partially offset by higher discretionary bonuses paid in 2018 as compared to 2017. The majority of our cash bonus expenses are paid out during the first quarter of the following year. Also contributing to higher cash inflows in 2018 were the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders. Partially offsetting the increase in operating cash in 2018 were legal provisions recorded and settled in the year.
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

Investing Activities. Net cash from investing activities for the years ended December 31, 2018, 2017and 2016 was $(168.7) million, $(118.4) million and $(16.5) million, respectively. Investing cash outflows in 2018 primarily related to purchases of U.S. government obligations used to manage excess liquidity and risk retention investments in our CLOs, partially offset by maturities of U.S. government obligations and proceeds from sales of certain risk retention investments in our CLOs as previously discussed.
Investing cash outflows in 2017 primarily related to purchases of investments in CLOs and in U.S. government obligations, partially offset by the proceeds from the sale of our corporate aircraft. Investment-related cash flows of the consolidated funds are classified within operating activities.
Investing cash flows in 2016 primarily related to the purchases and maturities of U.S. government obligations to manage excess liquidity, and investments made in and returns of capital from our investments in funds.
Financing Activities. Net cash from financing activities for the years ended December 31, 2018, 2017 and 2016 was $(165.1) million, $541.7 million and $373.7 million, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and proceeds from repurchase agreements used to finance risk retention investments in our European CLOs. Proceeds from the Preferred Units offerings were also included in net cash from financing activities. Contributions from noncontrolling interests, which primarily relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which primarily relate to fund investor redemptions from the consolidated funds and distributions to our executive managing directors on their Group A Units, are also included in net cash from financing activities.
In the second quarter of 2018, we repaid our $400.0 million Senior Notes and entered into the Senior Credit Facility, borrowing $250.0 million under the 2018 Term Loan and repaying $50.0 million of the balance thereof during the period. We also entered into the 2018 Revolving Credit Facility with a borrowing capacity of $100.0 million, which remained undrawn until it was terminated in February 2019. In addition, we made borrowings under our CLO Investments Loans during 2018 and repaid borrowings made in connection with the sale of certain CLO risk retention investments in the second quarter of 2018. In the second half of 2018, we entered into repurchase agreements to finance risk retention investments in our European CLOs.
We paid dividends of $24.8 million to our Class A Shareholders and distribution of $33.9 million to our executive managing directors on their Group A Units in the years ended December 31, 2018.
In April 2016, we borrowed and in March 2017, we repaid the balance of $120.0 million on our Revolving Credit Facility using proceeds from the second offering of Preferred Units. Additionally, in March 2017, we repaid $46.4 million outstanding on our Aircraft Loan using proceeds from the sale of one of our corporate aircraft. We also paid dividends of $13.0 million to our Class A Shareholders and $19.0 million of distributions to our executive managing directors on their Group A Units in 2017. We did not make dividend or distribution payments in 2016.
In October 2016, we sold $250.0 million of Preferred Units to the EMD Purchasers. We used the proceeds from the Preferred Units issued in October 2016, as well as cash on hand, to pay the $412.1 million of penalties and disgorgement related to the settlements expenses. In November 2016, we borrowed $16.0 million under our CLO Investments Loan to fund 75% of our investment in a CLO. In 2016, we paid no dividends to our Class A Shareholders and paid no distributions to our executive managing directors on their Group A Units.

Contractual Obligations
The table below summarizes our contractual cash obligations as of December 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. In February 2019, we paid down $100.0 million of the 2018 Term Loan, see Note 8 to our consolidated financial statements for additional details. We also restructured our Preferred Units into the Restructured Securities described in Note 19.

	2019	2020 - 2021	2022 - 2023	2024 - Thereafter	Total

	(dollars in thousands)
Long-term debt(1)	$36,693	$75,000	$126,737	$57,891	$296,321
Estimated interest on long-term debt(2)	15,533	26,521	13,088	10,215	65,357
Operating leases(3)	16,516	45,150	38,902	97,587	198,155
Tax receivable agreement(4)	72,249	58,777	62,108	84,639	277,773
Unrecognized tax benefits(5)	—	—	—	—	—
Incentive income subject to clawback(6)	—	—	—	—	—
Total Contractual Obligations	$140,991	$205,448	$240,835	$250,332	$837,606
_______________

(1)
Represents indebtedness outstanding under the 2018 Term Loan and the CLO Investments Loans. In relation to CLO Investments Loans, presents our best estimate of the timing of expected payments on investments in CLOs, as the timing of payments on CLO Investments Loans is contingent on principal payments made to us on our investments in CLOs. Amounts presented represent expected cash payments, and have not been reduced for any discounts or deferred debt issuance costs that are netted against these balance for presentation in our consolidated balance sheet.

(2)
Represents expected future interest payments on our Senior Notes which is a fixed-rate borrowing, and on our CLO Investments Loans which are variable rate borrowings, based on the LIBOR and EURIBOR rates that were in effect as of December 31, 2018.

(3)	Represents the minimum rental payments required under our various operating leases for office space.

(4)
Represents the maximum amounts that would be payable to our executive managing directors and the Ziffs under the tax receivable agreement assuming that we will have sufficient taxable income each year to fully realize the expected tax savings resulting from the purchase by the Oz Operating Group of Group A Units with proceeds from the 2007 Offerings, as well as subsequent exchanges as discussed above under the heading “—Liquidity and Capital Resources—Tax Receivable Agreement.” In light of the numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table above. The impact of any net operating losses is included in the table above in the column “2024 - Thereafter.”

(5)
We are not currently able to make a reasonable estimate of the timing of payments in individual years in connection with our unrecognized tax benefits of $7.0 million, and therefore these amounts are not included in the table above.

(6)
As of December 31, 2018, we had incentive income collected from our real estate funds that is subject to clawback in the event of future losses in the respective fund. We are not currently able to make a reasonable estimate of the timing of payments, if any, as the payments are contingent on future realizations of investments in the respective fund, the timing of which is uncertain.

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
As of December 31, 2018, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 36% within Level I; approximately 41% within Level II; and approximately 23% within Level III. As of December 31, 2017, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 43% within Level I; approximately 35% within Level II; and approximately 22% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
We have established an internal control infrastructure over the valuation of financial instruments that includes ongoing oversight by our Valuation Controls Group and Valuation Committee, as well as periodic audits by our Internal Audit Group. These management control functions are segregated from the trading and investing functions.
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
The Valuation Committee has assigned the responsibility of performing price verification and related quality controls in accordance with the valuation policy to the Valuation Controls Group. The Valuation Controls Group’s other responsibilities include the following: overseeing the collection and evaluation of counterparty prices, broker-dealer quotations, exchange prices and pricing information provided by independent pricing services. Additionally, the Valuation Controls Group is responsible for performing back testing by comparing prices observed in executed transactions to valuations and valuations provided by independent pricing service providers on a bi-weekly and monthly basis; performing stale pricing analysis on a monthly basis; performing due diligence reviews on independent pricing services on an annual basis; and recommending changes in valuation policies to the Valuation Committee. The Valuation Controls Group also verifies that indicative broker quotations used to value certain investments are representative of fair value through procedures such as comparison to independent pricing services, back testing procedures, review of stale pricing reports and performance of other due diligence procedures as may be deemed necessary.
Investment professionals and members of the Valuation Controls Group review a daily profit and loss report, as well as other periodic reports that analyze the profit and loss and related asset class exposure of the funds’ investments.
The Internal Audit Group employs a risk-based program of audit coverage that is designed to provide an assessment of the design and effectiveness of controls over our operations, regulatory compliance, valuation of financial instruments and reporting. Additionally, the Internal Audit Group meets periodically with management and the Audit Committee of the our Board of Directors to evaluate and provide guidance on the existing risk framework and control environment assessments.
For information regarding the impact that the fair value measurement of assets under management has on our results, please see “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Recognition of Incentive Income
The determination of whether to recognize incentive income under GAAP requires a significant amount of judgment regarding whether it is probable that a significant revenue reversal of incentive income that we are potentially entitled to as of a point in time will not occur in future periods, which would preclude the recognition of such amounts as incentive income. Management considers a variety of factors when evaluating whether the recognition of incentive income is appropriate, including: the performance of the fund, whether the we have received or are entitled to receive incentive income distributions and whether such amounts are restricted, the investment period and expected term of the fund, where the fund is in its life-cycle, the volatility and liquidity of investments held by the fund, our team’s experience with similar investments and potential sales of investments within the fund. Management continuously evaluates whether there are additional considerations that could potentially impact the recognition of incentive income and notes that the recognition, and potential reversal, of incentive income is subject to potentially significant variability due to changes to the aforementioned considerations.
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
Oz Corp generated taxable income of $48.7 million for the years ended December 31, 2018, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.3 billion over the remaining five-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $1.3 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $31.8 billion as of January 1, 2019, we would need to generate a minimum compound annual growth rate in assets under management of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Oz Operating Partnerships, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of December 31, 2018, the Company had $260.8 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $91.8 million of net operating losses available to be carried forward without expiration. Additionally, $167.1 million of net operating losses are available to offset future taxable income for state income tax purposes and $163.4 million for local income tax purposes that will expire between 2035 and 2038. Based on the analysis set forth above, as of December 31, 2018, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $12.0 million has been established for these items.
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
None of the other changes to GAAP that went into effect during the years ended December 31, 2018 are expected to impact our future trends.
Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends
Listed below are ASUs that have been issued but that we have not yet adopted that may impact our future trends. For additional details regarding these ASUs, including methods of adoption, see Note 2 to our consolidated financial statements included in this report.
ASU 2016-02, Leases. ASU 2016-02 significantly changes accounting for lease arrangements, in particular from the perspective of the lessee. Upon adoption of the ASU, where we are the lessee, we will likely be required to recognize certain lease arrangements on our balance sheet for the first time, but will continue to recognize associated expenses on our statement of comprehensive income in a manner similar to existing accounting principles. The requirements of ASU 2016-02 are effective for us beginning in the first quarter of 2019. We have determined that most of our operating leases will be reported on our consolidated balance sheet at their present values. As of December 31, 2018, we had $198.2 million of undiscounted minimum operating lease payments, substantially all of which will be recognized as a lease obligation, along with an associated right-of-use asset, subject to certain adjustments, upon adoption of ASU 2016-02. For the impacted lease arrangements we will continue to recognize expense on a straight-line basis over the life of the arrangements. We do not expect the adoption of ASU 2016-02 to have a material effect on our future consolidated net income or expense trends. Additionally, see Note 17 to our consolidated financial statements included in this report for details related to our existing operating lease obligations as of December 31, 2018.
None of the other changes to GAAP that have been issued but that we have not yet adopted are expected to impact our future trends.

Economic Income Reconciliations
The tables below present the reconciliations of total segments Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A and in “Item 6. Selected Financial Data.”

	Year Ended December 31,
	2018	2017	2016

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders—GAAP	$(24,284)	$18,222	$(130,762)
Change in redemption value of Preferred Units	—	2,853	6,082
Net (Loss) Income Allocated to Och-Ziff Capital Management Group LLC—GAAP	(24,284)	21,075	(124,680)
Net (loss) income allocated to Group A Units	(25,716)	130,730	(195,087)
Equity-based compensation, net of RSUs settled in cash	83,268	84,039	75,217
Adjustment to recognize deferred cash compensation in the period of grant	10,445	(28,893)	(1,851)
Income taxes	12,500	317,559	10,886
Net losses on early retirement of debt	14,303	—	—
Allocations to Group D Units	3,060	6,674	—
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(3,094)	22,967	6,752
Changes in tax receivable agreement liability	(2,218)	(222,859)	1,663
Depreciation, amortization and net gains and losses on fixed assets	10,308	10,334	19,882
Other adjustments	7,295	(3,891)	(4,357)
Economic Income	$85,867	$337,735	$(211,575)

	Year Ended December 31,
	2015	2014

	(dollars in thousands)
Net Income Attributable to Class A Shareholders—GAAP	$25,740	$142,445
Change in redemption value of Preferred Units	—	—
Net Income Allocated to Och-Ziff Capital Management Group LLC—GAAP	25,740	142,445
Net income allocated to the Group A Units	136,449	365,793
Equity-based compensation, net of RSUs settled in cash	106,565	104,334
Income taxes	132,224	139,048
Adjustment for incentive income allocations from consolidated funds subject to clawback	(45,077)	(32,737)
Allocations to Group D Units	12,675	27,010
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	8,612	2,816
Reorganization expenses	14,064	16,083
Changes in tax receivable agreement liability	(55,852)	(40,383)
Depreciation and amortization and loss on asset held for sale	11,331	6,990
Other adjustments	(1,515)	(1,456)
Economic Income—Non-GAAP	$345,216	$729,943

Economic Income Revenues

	Year Ended December 31,
	2018	2017	2016	2015	2014

	(dollars in thousands)
Management fees—GAAP	$281,862	$319,458	$533,156	$643,991	$664,221
Adjustment to management fees(1)	(17,488)	(20,151)	(38,424)	(1,804)	(14,938)
Management Fees—Economic Income Basis—Non-GAAP	264,374	299,307	494,732	642,187	649,283

Incentive income—GAAP	202,896	528,000	233,440	187,563	507,261
Adjustment to incentive income(2)	—	—	—	17,449	51,909
Incentive Income—Economic Income Basis—Non-GAAP	202,896	528,000	233,440	205,012	559,170

Other revenues—GAAP	15,976	6,777	2,006	2,077	1,303
Adjustment to other revenues(3)	(39)	(1,097)	—	—	—
Other Revenues—Economic Income Basis—Non-GAAP	15,937	5,680	2,006	2,077	1,303
Total Revenues—Economic Income Basis—Non-GAAP	$483,207	$832,987	$730,178	$849,276	$1,209,756
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated funds.

(3)	Adjustment to exclude gains on fixed assets.

Economic Income Expenses

	Year Ended December 31,
	2018	2017	2016

	(dollars in thousands)
Compensation and benefits—GAAP	$312,723	$436,549	$409,883
Adjustment to compensation and benefits(1)	(93,678)	(84,788)	(80,117)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$219,045	$351,761	$329,766

Interest Expense—Economic Income Basis—GAAP and Non-GAAP	24,179	23,191	23,776

General, administrative and other expenses—GAAP	$181,977	$152,071	$646,468
Adjustment to general, administrative and other expenses(2)	(27,864)	(31,773)	(58,306)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$154,113	$120,298	$588,162
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

Other Economic Income Items

	Year Ended December 31,
	2018	2017	2016

	(dollars in thousands)
Net (losses) gains on investments—GAAP	$(7,055)	$3,465	$3,760
Adjustment to net (losses) gains on investments(1)	7,031	(3,469)	(3,823)
Net Losses on Investments—Non-GAAP	$(24)	$(4)	$(63)

Net (loss) income attributable to noncontrolling interests—GAAP	$(24,909)	$131,630	$(193,757)
Adjustment to net (loss) income attributable to noncontrolling interests(2)	24,888	(131,632)	193,743
Net Loss Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(21)	$(2)	$(14)
_______________

(1)	Adjustment to exclude gains and losses on investments in funds, as management does not consider these items to be reflective of our operating performance.

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

Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of December 31, 2018 and 2017, would have resulted in a change of approximately $1.5 billion and $1.9 billion in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of January 1, 2019 (the date management fees are calculated for the first quarter of 2019) would impact management fees charged on that day by approximately $4.0 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2018, would have impacted management fees charged on that day by approximately $5.1 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of December 31, 2018 and 2017, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income attributable to Class A Shareholders or Economic Income.
Interest Rate Risk
Borrowings under the CLO Investments Loans, the Senior Credit Facility and the Subordinated Credit Facility, if any, as well as our investments in CLOs accrue interest at variable rates. Our funds also have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest income and interest expense, future earnings and cash flows.
We estimate that as of December 31, 2018 and 2017, a 100 basis point increase or decrease in variable rates would not have a material effect on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.
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
Management assessed our internal control over financial reporting as of December 31, 2018. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018. We reviewed the results of management’s assessment and re-assessment with the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has audited our financial statements included in this annual report and issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which is set forth on the following page.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Och-Ziff Capital Management Group LLC
Opinion on Internal Control over Financial Reporting
We have audited Och-Ziff Capital Management Group LLC’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Och-Ziff Capital Management Group LLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017 and the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 15, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
March 15, 2019

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS AND EXECUTIVE OFFICERS
Our Board of Directors
Our Board currently consists of seven members and may consist of such other number of directors as may from time to time be determined by a majority of our Board to be appropriate in accordance with the terms of our Operating Agreement and the Class B Shareholders Agreement. Pursuant to the Operating Agreement, the size of the Board may not be expanded beyond seven members without the approval of the Class B Shareholder Committee and our Board is divided into three classes of approximately equal size. Each Class of directors is elected for a three-year term, and the election of the classes is staggered such that only one Class of directors is elected each year.
The following table provides a summary of the membership of the Board as of the date of this filing:

Director	Age	Class	Expiration of Term	Position
Allan S. Bufferd	81	I	2020	Director, Chair of Compensation Committee
Marcy Engel	59	II	2021	Director, Chair of Nominating, Corporate Governance and Conflicts Committee
Michael D. Fascitelli	62	II	2021	Director
Richard G. Ketchum	68	III	2019	Director, Chair of Committee on Corporate Responsibility and Compliance
Georganne C. Proctor	62	II	2021	Director, Chair of Audit Committee
Daniel S. Och	58	III	2019	Chairman of the Board
Robert S. Shafir	60	I	2020	Director, Chief Executive Officer and Executive Managing Director
Following are the biographies for our directors noted above, including information concerning the particular experience, qualifications, attributes or skills that led the Nominating, Corporate Governance and Conflicts Committee and the Board to conclude that the director should serve on the Board:
Daniel S. Och, is the founder of Oz Management. Mr. Och serves as Chairman of the Board and the Partner Management Committee. Prior to founding Oz Management in 1994, Mr. Och spent 11 years at Goldman, Sachs & Co. He began his career in the Risk Arbitrage Department, and later responsibilities included Head of Proprietary Trading in the Equities Division and Co-Head of U.S. Equities Trading. Mr. Och holds a B.S. in Finance from the Wharton School of the University of Pennsylvania.
For additional information regarding Mr. Och’s resignations from various roles at the Company, please see “Certain Agreements of the Registrant and the Oz Operating Group Entities—Governance Agreement—Director and Officer Positions.”
Allan S. Bufferd joined our Board in November 2007. Mr. Bufferd has been Treasurer Emeritus of the Massachusetts Institute of Technology (“MIT”) since his retirement in May 2006 as MIT’s Treasurer and Chief Investment Officer. From July 2004 until his retirement from MIT, Mr. Bufferd served as the first president of the MIT Investment Management Company, which provides stewardship of MIT’s financial resources. Mr. Bufferd holds S.B., S.M. and Sc.D. degrees in Materials Engineering from MIT and a J.D. from Suffolk University.
Mr. Bufferd was a member of the Board of Directors of the City of London Investment Management Group from May 2008 until June 2017, serving as a member of the Audit Committee, the Remuneration Committee (also as Chair), and the Nominating and Governance Committee (also as Chair). From August 2006 until December 2009, he served as a director of

RAM Holdings Ltd., where he was a member of the Nominating and Corporate Governance Committee and Risk Management Committee. Mr. Bufferd also serves on the advisory boards of various private investment funds and as a director or trustee of various non-profit organizations.
During his 30-year career at MIT, Mr. Bufferd supervised the formulation and implementation of investment policy for $12.0 billion of endowment and retirement fund assets of MIT. This experience provides him with a thorough understanding of institutional asset management and the hedge fund industry. Mr. Bufferd is a current or former member of a large number of corporate, foundation and investment advisory boards. Furthermore, his service on the audit, compensation and governance committees of other public companies gives him a strong background in corporate governance.
Marcy Engel joined our Board in June 2018 and serves as our Lead Independent Director. Ms. Engel is an Executive Vice President and General Counsel of a family office. Prior to this role, Ms. Engel was the Chief Operating Officer and General Counsel of Eton Park Capital Management, L.P., a global alternatives investment firm, which she joined in 2005. In this role she was responsible for all of the non-investment aspects of Eton Park’s business including Investor Relations, Technology, Operations, Finance, Treasury, Risk, Legal and Compliance, and Human Resources and Facilities. In addition, she focused on strategy and other firm wide matters.
Prior to joining Eton Park, Ms. Engel worked for Citigroup and its predecessor firms, Salomon Smith Barney and Salomon Brothers, Inc., where, among other roles, she was Head of Planning and Operating Risk for its Fixed Income Division and served as General Counsel of Salomon Smith Barney and Managing Deputy General Counsel of Citigroup’s Global Corporate and Investment Bank and was a member of its Management Committee. Since 2003, Ms. Engel has been a member of the Board of Overseers of the University of Pennsylvania Law School and since 2007, she has been a member of the Dean’s Advisory Committee of the Literature, Science and the Arts School at the University of Michigan. Ms. Engel holds a B.A. from the University of Michigan and a J.D. from the University of Pennsylvania Law School.
Ms. Engel has significant experience in the financial services sector, including serving as a senior executive with an alternative investment firm and an investment bank. She has in depth knowledge and experience in financial services regulation, legal and compliance, risk management and controls, along with an overall strong background in management and operational aspects of such companies.
Michael D. Fascitelli joined our Board in March 2018. Mr. Fascitelli is the Chairman of the Investment Committee of Cadre, a technology-enabled real estate investment platform. He is also a managing partner and co-founder of the Imperial Companies and owner and managing member of MDF Capital LLC, an investment firm. Mr. Fascitelli has served as a member of the Invitation Homes (formerly, Starwood Waypoint Residential Trust) board from January 2014 to January 2016 and currently serves on the Board of Trustees. He is the former President (1996 - 2013) and Chief Executive Officer (2009 - 2013) of Vornado Realty Trust and former President of Alexander’s, Inc. He currently serves as a Trustee of the Board of Vornado Realty Trust. Early in his career, Mr. Fascitelli worked at the Bristol Myers Company and McKinsey & Company, Inc. Following these roles, in 1985, he joined Goldman, Sachs & Co. in the Real Estate Department. He became partner in 1992 and was head of the real estate investment banking business. He served on the Investment Committee for the Whitehall Real Estate Fund.
Mr. Fascitelli received a B.S. in Industrial Engineering, Summa Cum Laude, from the University of Rhode Island, an MBA with highest distinction from the Harvard Graduate School of Business Administration, and a J.D. from the University of Rhode Island. He is a Trustee and Director of the Urban Land Institute. He is past Chairman of the Wharton Real Estate Center and still serves on the Executive Committee. He serves on the Board of the Child Mind Institute and The Rockefeller University Board of Trustees.
Mr. Fascitelli has significant experience in the asset management industry with extensive time focused on real estate investing. Through his background holding senior roles at sophisticated asset managers and corporations, he brings a deep understanding of the industry, financial markets and helping lead organizations that serves our Company well.
Richard G. Ketchum joined our Board in July 2018. Mr. Ketchum served as Chairman of the Board of Governors (2007-2016) and CEO (2009-2016) of the Financial Regulatory Authority, Inc. (FINRA).Prior to joining FINRA, Mr. Ketchum served as Chief Executive Officer of New York Stock Exchange Regulation from 2006 to 2009, and previously as Chief Regulatory Officer of the NYSE from March 2004. He has also served as Chief Legal Officer and General Counsel of the

Global Corporate Investment Bank of Citigroup, Inc. from June 2003 to March 2004. Prior to that, Mr. Ketchum spent 13 years at the National Association of Securities Dealers Inc. (NASD) in various roles, including as President.
Prior to working at the NASD and NASDAQ, Inc., he spent 13 years at the U.S. Securities and Exchange Commission, eight of those as Director of the Division of Market Regulation. Previous to that, he was in private practice at Milbank, Tweed, Hadley & McCloy, LLP.Since April 2017, Mr. Ketchum has been a director of MarketAxess Holdings Inc., where he serves as a member of the Risk Committee.
He has also been a member of the Board and Audit Committee of Greystone Managed Investments Inc. since December 2016. Mr. Ketchum is also a member of the Board of GSS, a subsidiary of BNY Mellon and SBH, the owner and operator of Saint Barnabas Hospital, New York. He is a member of the bar in both New York and the District of Columbia and earned his J.D. from the New York University School of Law in 1975 and his B.A. from Tufts University in 1972. Mr. Ketchum has significant experience in the financial industry with extensive time in senior roles with various regulatory agencies. Through his background holding leadership and policy-making positions at these various regulatory agencies, he brings a deep understanding of the industry, regulations and financial markets that will serve the Company well.
Georganne C. Proctor joined our Board in June 2011. Ms. Proctor is the former Chief Financial Officer of TIAA-CREF, a national financial services organization, a position she held from 2006 to 2010. From 2003 to 2005, Ms. Proctor was Executive Vice President, Finance of Golden West Financial Corporation. Ms. Proctor served as Chief Financial Officer of Bechtel Group, Inc. from 1997 to 2002 and as a director of Bechtel from 1999 to 2002. Ms. Proctor has been a director of Redwood Trust, Inc. since 2006, where she currently is Chair of the Compensation Committee and a member of the Audit Committee. Ms. Proctor has been a director of Blucora, Inc. since 2017, where she currently is Chair of the Audit Committee and a member of the Compensation Committee. She served on the Board of Directors of SunEdison, Inc. from 2013 to 2017 and Kaiser Aluminum Corporation from 2006 to 2009. Ms. Proctor holds a B.S. in Business Management from the University of South Dakota and an M.B.A. from California State University at Hayward.
Ms. Proctor has significant financial and accounting experience and has worked closely with boards and board committees throughout her career, including as the chief financial officer of large financial institutions. This experience provides her with a thorough understanding of public company reporting obligations, Sarbanes-Oxley compliance and planning, and treasury and liquidity management. Furthermore, her service on the audit and compensation committees of another public company gives her a strong background in the oversight of financial and corporate governance matters.
Robert S. Shafir joined our Board in February 2018 and is our Chief Executive Officer. He is an Executive Managing Director and a member of the Firm’s Board of Directors. Prior to joining Oz Management in February 2018, Mr. Shafir served in various capacities at Credit Suisse Group AG from 2007 to 2016. Most recently, he served as Chairman and CEO of Credit Suisse Americas and Co-Head of Private Banking & Wealth Management, which included oversight of Asset Management. He was a member of the Executive Board of Credit Suisse Group and Credit Suisse. Prior to joining Credit Suisse, in August 2007, Mr. Shafir worked at Lehman Brothers for 17 years serving as Head of Global Equities, as well as a member of their Executive Board. He also held other senior roles, including Head of European Equities and Global Head of Equities Trading, and played a key role in building Lehman’s equities business into a global, institutionally-focused franchise. Prior to that, he worked at Morgan Stanley in the preferred stock business within the fixed income division. Mr. Shafir received a B.A. in Economics from Lafayette College and an M.B.A. from Columbia Business School.
Mr. Shafir has decades of experience in the financial services industry, with extensive time focuses on asset and wealth management. This experience provides him with a thorough understanding of the industry, financial markets, along with an overall strong background in management and operational aspects of financial institutions. Mr. Shafir’s prior experience and deep understanding of the industry will serve our Company well.
Our Executive Officers
Set forth below is certain information regarding our executive officers (except Mr. Shafir, whose biography is above under “—Our Board of Directors”), as of the date of this filing:

Thomas M. Sipp, 48, is Chief Financial Officer and an Executive Managing Director. Prior to joining Oz Management in 2018, Mr. Sipp was a Managing Partner at Magis Partners. Prior to this, he held several senior executive positions at Credit Suisse, including Chief Financial Officer and Chief Operating Officer for Credit Suisse’s Asset Management division and Global Chief Operating Officer for the Wealth & Asset Management division. Prior to joining Credit Suisse, Mr. Sipp served as Chief Operating Officer for the Institutional Investment Division of Fidelity Investments. He also spent eight years with Gartmore Global Investments as the Chief Financial Officer, Head of Product Development and Chief Operating Officer for the Investment Division. Tom received a B.A. in Finance from Alfred University and an M.B.A from the University of Pittsburgh. He is a CFA charterholder and is on the Board of Directors of Fiduciary Exchange LLC.
James S. Levin, 36, is Chief Investment Officer for Oz Management. He is also an Executive Managing Director and member of the Company’s Partner Management Committee. Mr. Levin is also an Executive Managing Director and a member of the Portfolio Committee. Prior to joining Oz Management in 2006, Mr. Levin was an Associate at Dune Capital Management LP. Prior to that, Mr. Levin was an analyst at Sagamore Hill Capital Management, L.P. Mr. Levin holds a B.A. in Computer Science from Harvard University.
Wayne Cohen, 44, is President and Chief Operating Officer for Oz Management. He is also an Executive Managing Director and member of the Company’s Partner Management Committee. In this role, Mr. Cohen has a broad scope of responsibilities managing day-to-day operations of Oz Management, including overseeing non-investment functions and leading strategic initiatives. Mr. Cohen joined the Firm in 2005 working as an Attorney and General Counsel. Prior to joining Oz Management, he was an Attorney at Schulte Roth & Zabel LLP. Mr. Cohen holds a B.A. in International Relations from Tulane University and a J.D. from New York University School of Law.
David M. Levine, 51, is Chief Legal Officer for Oz Management. He is also an Executive Managing Director and a member of the Company’s Partner Management Committee. In this role, Mr. Levine oversees the Company’s legal team and the management of its legal affairs. Mr. Levine has over 20 years practicing securities law. Prior to joining Oz Management in January 2017, Mr. Levine spent 15 years at Deutsche Bank AG, where he served as Global Head of Litigation and Regulatory Enforcement. From 1993 through 2001, Mr. Levine worked at the SEC in both New York and in the Washington headquarters. During this time he served in a variety of roles including as the agency’s Chief of Staff, as well as Senior Adviser to the Director of Enforcement. Mr. Levine holds a B.S. from SUNY Albany, and a J.D. Degree from Hofstra University School of Law where he was valedictorian and an editor of the law review.
CORPORATE GOVERNANCE
Director Independence
Based on the standards set forth by the NYSE and in our Director Independence Standards, the Board has affirmatively determined that Allan S. Bufferd, Marcy Engel, Michael D. Fascitelli, Richard G. Ketchum and Georganne C. Proctor are each independent. Daniel S. Och and Robert S. Shafir are current or former members of management and therefore are not independent.
Committees of the Board
The Board has four standing committees: the Audit Committee, the Compensation Committee, the Nominating, Corporate Governance and Conflicts Committee and the Committee on Corporate Responsibility and Compliance. Our Corporate Governance Guidelines provide that the Board may establish and maintain other committees from time to time, as it deems necessary and appropriate. The following table provides a summary of the membership of the Board and each of its standing committees as of March 15, 2019:

Director	Board	Audit Committee	Nominating, Corporate Governance and Conflicts Committee	Compensation Committee	Committee on Corporate Responsibility and Compliance
Daniel S. Och	Chairman(1)
Allan S. Bufferd	X	X	X	Chair
Marcy Engel	X	X	Chair	X	X
Michael D. Fascitelli	X			X
Richard G. Ketchum	X				Chair
Georganne C. Proctor	X	Chair	X		X
Robert S. Shafir	X
_______________

(1)	Pursuant to the Recapitalization, Mr. Och will resign as a Chairman, effective March 31, 2019.
Each of the four standing committees operate under a written charter adopted by the Board. For additional information regarding each committee’s duties and responsibilities, please refer to the committee charters, which are available in the “Public Investors—Corporate Governance—Corporate Governance Documents” section of our website (www.ozm.com). Copies of the committee charters may also be obtained upon written request to us at Och-Ziff Capital Management Group LLC, 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary.
Audit Committee
The current members of the Audit Committee are Messr. Bufferd, Ms. Engel and Ms. Proctor. Ms. Proctor currently serves as Chair. The Board has determined that each of Messr. Bufferd, Ms. Engel, and Ms. Proctor is an “Audit Committee Financial Expert” for purposes of SEC rules, as each possesses accounting and related financial management expertise. The Board also has determined in its business judgment that each member of the Audit Committee is financially literate, as required by the NYSE. All members of our Audit Committee are independent directors within the meaning of the Director Independence Standards included in the Company’s Corporate Governance Guidelines, the NYSE listing standards and Section 10A(m)(3) of the “Exchange Act”. Our Corporate Governance Guidelines and Audit Committee Charter restrict Audit Committee members from simultaneously serving on the audit committees of more than two other public companies without a specific Board determination that such simultaneous service will not impair the ability of such member to serve on our Audit Committee. Currently, none of the members of the Audit Committee sits on the audit committees of more than two other public companies.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of our Class A Shares, to file with the SEC reports of ownership and changes in ownership of our equity securities. To the Company’s knowledge, and based on a review of the copies of such reports filed with the SEC or provided to us, together with written representations from our officers and directors that no other reports were required to be filed during 2018, we believe that during the year ended December 31, 2018, our executive officers, directors and shareholders who beneficially own more than 10% of our Class A Shares filed on a timely basis all reports due under Section 16(a).
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics applicable to all our directors, officers and employees. Our Code of Business Conduct and Ethics is posted in the “Public Investors” section of our website (www.ozm.com). We will provide printed copies of our code free of charge on written request to us at Och-Ziff Capital Management Group LLC, 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary. We intend to disclose any amendments to, or waivers from, provisions of our code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing in similar functions, on our website promptly following the date of such amendment or waiver.

Item 11. Executive Compensation
The “Compensation Committee Report” contained herein shall not be deemed “soliciting material” or “filed” with the SEC or otherwise subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.
COMPENSATION DISCUSSION AND ANALYSIS
Executive Summary
Leadership Changes in 2018
On February 5, 2018, Mr. Shafir joined the Company as Chief Executive Officer, replacing Mr. Och who had previously served in such capacity. For the remainder of 2018, Mr. Och served as the Company’s Chairman and as an Executive Managing Director. In connection with the Recapitalization, Mr. Och will resign as Chairman effective March 31, 2019. For additional information regarding Mr. Och’s departure from the Board in connection with the Recapitalization, see “—Subsequent Events—Recapitalization.”
On April 16, 2018, Mr. Sipp joined the Company as Chief Financial Officer, replacing Ms. Haas who had previously served in such capacity. Ms. Haas resigned from the Company effective June 1, 2018.
Each of Messrs. Levin, Cohen, and Levine continued in their capacity as Co-Chief Investment Officer and Head of Global Credit, President and Chief Operating Officer, and Chief Legal Officer, respectively.
Messrs. Shafir, Och, Sipp, Levin, Cohen, and Levine and Ms. Haas are included in the “Summary Compensation Table for 2018” below (each, a “Named Executive Officer”).
Background and Evolution of Compensation Programs
Each of our Named Executive Officers, other than Ms. Haas, is a limited partner of each of the Oz Operating Group entities. The compensation of our executive managing directors is generally provided through their interests in the Oz Operating Group entities and pursuant to the issuance of Class A restricted share units (“RSUs”). For that reason, and except where otherwise provided, the discussion below addresses our compensation philosophy for our executive managing directors in general, including our Chief Executive Officer, Chief Financial Officer and other Named Executive Officers.
Since our inception in 1994, our objective in setting compensation for our executive managing directors has been to align their interests with those of the investors in the funds by entering into agreements with our executive managing directors that provide for the payment of discretionary distributions on their interests in the Oz Operating Group as their primary form of compensation. To further align interests, we have offered them the opportunity to invest their own capital in our funds.
When we became a public company in November 2007, we continued implementing this objective and also sought to significantly align the interests of our executive managing directors with those of our Class A Shareholders by reclassifying each executive managing director’s interests in the Oz Operating Group as Group A Units, which represent common equity interests in the Oz Operating Group entities. The Group A Units are exchangeable for our Class A Shares on a one-for-one basis (subject to certain exchange rate adjustments for splits, unit distributions and reclassifications). The holders of such Group A Units generally receive distributions only when distributions are made to our Class A Shareholders. The Group A Units granted to our pre-IPO partners (“Pre-IPO Partners”) in connection with the reorganization of our business that took place prior to the 2007 Offerings generally became fully vested in 2012, although they remain subject to minimum retained ownership requirements and transfer restrictions. For details on the treatment of Group A Units in the Recapitalization, please see “—Subsequent Events—Recapitalization,” below.

In addition, all of our active executive managing directors hold a Class C non-equity interest in each of the Operating Partnerships (“Class C Non-Equity Interests”), in respect of which the Compensation Committee, together with the Chairman of the Partnership Management Committee, may determine to make discretionary income allocations to such active executive managing directors. These interests are issued to our executive managing directors to provide us with flexibility in compensating our executive managing directors and to help ensure our ability to attract and retain top executive talent. The terms of the Group A Units, Class C Non-Equity Interests and other interests in the Oz Operating Group entities that are and may be held by our executive managing directors are set forth in the Operating Group Limited Partnership Agreements.
New executive managing directors admitted to the Oz Operating Group following the IPO have in connection with their admission generally received grants of Group D Units, which represent non-equity profits interests in the Oz Operating Group entities. We have also issued Group D Units to certain executive managing directors, as distributions on PSIs, and in connection with other performance-related grants. Group D Units receive cash distributions equal in amount to, and at the same time as, distributions paid with respect to Group A Units, corresponding to the timing of dividends paid to holders of our Class A Shares, and each Group D Unit automatically converts into a Group A Unit when there has been sufficient appreciation (as described in “—Executive Officer Incentive Compensation Programs—Group D Units,” below) to result in such Group D Unit becoming economically equivalent to one Group A Unit. In 2018, we made grants of Group D Units to our executive managing directors, including some of our Named Executive Officers, as discussed in “—Partner Agreements, Severance Benefits and Change in Control Provisions” below.
Beginning in 2016, the Oz Operating Group began to issue PSIs to active executive managing directors. PSIs are non-equity, limited partner profits interests in the Oz Operating Group entities that generally participate in distributions of future profits of the Oz Operating Group on a pro rata basis with the Group A, B and D Units, with distributions payable in a combination of cash, deferred cash interests (“DCIs”) and Group D Units, and are described more fully in “—Executive Officer Incentive Compensation Programs—Profit Sharing Interests,” below. The Oz Operating Group has not granted any PSIs since March 2017.
Beginning in 2017, the Oz Operating Group entities began making grants of DCIs pursuant to the Och-Ziff Deferred Cash Interest Plan (the “DCI Plan”), discussed further in “—Executive Officer Incentive Compensation Programs—Deferred Cash Interests” below. We believe that the vesting terms of DCIs, described further below, create retention incentives for Named Executive Officers. Also beginning in 2017, the Oz Operating Group entities began making grants of Group P Units pursuant to Operating Group Limited Partnership Agreements, discussed further in “—Executive Officer Incentive Compensation Programs—Group P Units,” below. We believe that the service portion of the vesting terms of Group P Units, described further below, create retention incentives for Named Executive Officers. In addition, the associated performance threshold creates significant alignment with our Class A Shareholders.
We may grant RSUs to our executive managing directors, including grants of RSUs instead of the portion of distributions we make in respect of PSIs that would otherwise be made in the form of Group D Units as described above. In 2018, we granted Class A performance-based RSUs (“PSUs”) to Mr. Shafir and RSUs to Messrs. Shafir, Sipp and Levin, and in 2019, we granted RSUs to certain of our Named Executive Officers in respect of their 2018 annual bonus, in each case, pursuant to the 2013 Plan, as discussed further in “—Executive Officer Incentive Compensation Programs—PSUs and RSUs” below.
We believe that ownership of substantial interests in the Oz Operating Group by our executive managing directors, including each of our Named Executive Officers, creates significant alignment with our Class A Shareholders and investors in our funds and strengthens our culture of teamwork and collaboration. These ownership interests are also subject to transfer restrictions which are designed to ensure continuation of that ownership. Furthermore, we continue to encourage our Named Executive Officers and other executive managing directors to invest their own capital in the funds that we manage. As a result of these investments, our executive managing directors continue to have significant interests in our funds.
Highlights of 2018 Compensation
The compensation awarded in respect of 2018 to our executive managing directors, including each of the Named Executive Officers, was consistent with our long-term compensation philosophy of aligning the interests of our executive managing directors with those of the investors in the funds and our Class A Shareholders by providing them with income payments based primarily on their interests in our business.

For 2018, Mr. Och was not awarded any salary, bonus, cash compensation or other discretionary compensation except for personal security and certain other limited perquisites of the type that we have customarily paid to all of our executive managing directors.
Our other Named Executive Officers received the following cash and other incentive compensation for 2018:

•
Mr. Shafir received a base salary of $1,809,524 (which represents his prorated annual base salary of $2,000,000 per year since he joined the Company on February 5, 2018). In addition to his base salary, Mr. Shafir received a discretionary annual bonus in the amount of $2,000,000, of which $1,200,000 was paid in cash, and the remaining $800,000 was delivered in the form of DCIs awarded under the DCI Plan.

•
Mr. Sipp received aggregate quarterly payments totaling $331,044, (which represents his prorated quarterly payments of $500,000 per year since he joined the Company on April 16, 2018). In addition to those quarterly payments, Mr. Sipp received a guaranteed annual bonus in the amount of $1,500,000 and an additional discretionary bonus in the amount of $868,956. With respect to his guaranteed annual bonus, of which $767,582 was paid in cash, $366,209 was delivered in the form of DCIs awarded under the DCI Plan, and the remaining $366,209 was delivered in the form of RSUs under the 2013 Plan. The discretionary bonus was paid entirely in cash.

•
Mr. Levin received aggregate quarterly payments totaling $4,000,000. In addition to those quarterly payments, Mr. Levin received a guaranteed annual bonus in the amount of $2,000,000, of which $200,000 was paid in cash, $900,000 was delivered in the form of DCIs awarded under the DCI Plan, and the remaining $900,000 was delivered in the form of RSUs under the 2013 Plan.

•
Mr. Cohen received aggregate quarterly payments totaling $2,000,000. In addition to those quarterly payments, Mr. Cohen received a discretionary annual bonus in the amount of $700,000, of which $525,000 was paid in cash, $87,500 was delivered in the form of DCIs awarded under the DCI Plan, and the remaining $87,500 was delivered in the form of RSUs under the 2013 Plan.

•
Mr. Levine received aggregate quarterly payments totaling $500,000. In addition to those quarterly payments, Mr. Levine received a guaranteed annual bonus in the amount of $1,500,000 and an additional discretionary bonus in the amount of $520,000. With respect to his guaranteed annual bonus, $1,000,000 was paid in cash, $250,000 was delivered in the form of DCIs awarded under the DCI Plan, and the remaining $250,000 was delivered in the form of RSUs under the 2013 Plan. The discretionary bonus was paid $390,000 in cash, $65,000 was delivered in the form of DCIs awarded under the DCI Plan, and the remaining $65,000 was delivered in the form of RSUs under the 2013 Plan.

•
Each of Messrs. Sipp, Cohen and Levine received payments in the amounts of $49,587 for 2018 pursuant to the Partner Incentive Pool (the “Partner Incentive Pool”) which amounts were paid on January 31, 2019.

•	Ms. Haas, who resigned from the Company on June 1, 2018, received aggregate quarterly payments totaling $250,000.

•	Messrs. Levin and Cohen were awarded cash distributions with respect to their Group D Units of $215,091 and $228,624, respectively.

•	Messrs. Shafir, Sipp, Levin, Cohen and Levine each received limited perquisites of the type that we have customarily paid to all of our executive managing directors.
Our Named Executive Officers received the following additional equity or equity-based compensation in 2018:

•
In connection with his appointment as Chief Executive Officer, Mr. Shafir received (i) a grant of one vested Group D Unit upon his admission as a limited partner of the Operating Partnerships, (ii) a one-time sign-on grant of 1,200,000 RSUs under the 2013 Plan (the “Shafir Sign-On RSUs”), (iii) a one-time sign-on grant of 1,000,000 PSUs under the 2013 Plan (the “Sign-On PSUs”), and (iv) a grant of 199,203 RSUs in connection with his first annual grant of RSUs, in each case, pursuant to the Shafir Employment Agreement (as defined below).

•
In connection with his appointment as Chief Financial Officer, Mr. Sipp received (i) a grant of one vested Group D Unit upon his admission as a limited partner of the Operating Partnerships and (ii) a sign-on grant of 300,000 RSUs under the 2013 Plan (the “Sipp Sign-On RSUs”), in each case, pursuant to the Sipp Partner Agreements (as defined below).

•	Mr. Levin received a grant of 1,340,000 RSUs under the 2013 Plan pursuant to the 2018 Levin Partner Agreements (as defined below).

•	Pursuant to the 2018 Levin Partner Agreements, Mr. Levin forfeited his entire grant of 3,900,000 Group D Units that was previously made to him in 2017.
Summary of Compensation Program Changes for 2019
In connection with the Recapitalization, we made certain changes to our compensation program effective as of the closing of the Recapitalization (as described in “—Subsequent Events—Recapitalization” below).
Compensation Philosophy and Process
We believe that our long-term philosophy of seeking to align the interests of our executive managing directors with those of the investors in our funds and our Class A Shareholders has been a key contributor to our historical growth and success. In furtherance of this philosophy, our compensation programs are designed to attract, retain and motivate executives and other professionals of the highest level of talent and effectiveness. Our Compensation Committee and management regularly reevaluate our compensation programs to ensure we are meeting these objectives.
The Compensation Committee reviews the goals and objectives relevant to our Chief Executive Officer’s compensation.
For the portion of 2018 during which Mr. Shafir served as Chief Executive Officer, Mr. Shafir’s annual compensation included a base salary, discretionary annual bonus and an annual RSU grant under the 2013 Plan. In addition, in connection with his appointment as Chief Executive Officer, Mr. Shafir received the following one-time awards: (i) a grant of one vested Group D Unit upon his admission as a limited partner of the Operating Partnerships, (ii) a sign-on grant of RSUs under the 2013 Plan, and (iii) a sign-on grant of PSUs under the 2013 Plan. For further information, see “—Partner Agreements, Severance Benefits and Change in Control Provisions—Shafir Employment Agreement and Partner Agreements” below. The Compensation Committee intends to evaluate Mr. Shafir’s performance annually to determine whether to provide any additional cash or equity-based compensation in recognition of his performance.
For the portion of 2018 during which Mr. Och served as Chief Executive Officer, Mr. Och’s compensation was limited to certain perquisites. Pursuant to the Operating Group Limited Partnership Agreements, Mr. Och has received, and may prior to the Transition Date receive, his pro rata portion of vested or unvested Group Units forfeited by executive managing directors who have withdrawn from the Oz Operating Group. Such forfeited Group Units are reallocated on a pro rata basis to the remaining active executive managing directors. Mr. Och did not receive any reallocated units in 2018. Considering these items, the Compensation Committee evaluates Mr. Och’s performance annually to determine whether to provide any additional cash or equity-based compensation in recognition of Mr. Och’s performance. The Compensation Committee determined that Mr. Och’s compensation remained appropriate in form and, with respect to perquisites, amount, and the Compensation Committee therefore made no changes to Mr. Och’s compensation for 2018.
The Compensation Committee, with input from the Chief Executive Officer, also reviews the goals and objectives relevant to each of our other Named Executive Officers and similarly undertakes annual performance evaluations to determine whether to provide any additional compensation to these executives. Furthermore, our Compensation Committee may, in its sole discretion, consider recommendations of the Chairman of the Partner Management Committee solely with respect to discretionary income allocations payable on Class C Non-Equity Interests to those of our executive managing directors who are also our Named Executive Officers.

The Compensation Committee is also provided with information concerning the Company’s practices for compensating its managing directors and other employees. In general, our managing directors execute a managing director agreement with us, which provides for a fixed annual salary and an annual discretionary bonus, generally payable in a mix of cash, RSUs and DCIs. Other employees, who do not have employment agreements with us, are compensated with a fixed salary, and may receive an annual discretionary bonus payable in cash and in some cases partly in RSUs. In general, our employee compensation programs are designed to enable us to attract and retain the most talented employees in our industry in keeping with our one-firm, team-based culture, which emphasizes employee collaboration and the success of our Company as a whole. These attributes foster alignment with our Class A Shareholders and investors in our funds. The annual discretionary cash bonuses we pay represent a significant element of our annual compensation and benefits program and are determined in accordance with our team-based culture and, for any given year, are based on a combination of individual performance and the Company’s annual financial performance.
Executive Officer Incentive Compensation Programs
We believe that ownership of substantial interests in the Oz Operating Group and RSUs held by our executive managing directors, including each of our Named Executive Officers, creates significant alignment with our Class A Shareholders and investors in our funds and strengthens our culture of teamwork and collaboration, and in alignment with that philosophy, we sponsor several equity and equity-based incentive plans for our executive managing directors, including our Named Executive Officers, as further described below. For additional information regarding the effects of the Recapitalization on our equity and equity-based incentive plans, please see “—Subsequent Events—Recapitalization.”
Group D Units
Beginning in 2013, executive managing directors have been eligible to receive grants of Group D Units under the Operating Group Limited Partnership Agreements and related plans. Group D Units represent non-equity profits interests in the Oz Operating Group entities and can be granted alone or as a PSI distribution. Generally, Group D Units are entitled to receive cash distributions in equal amounts and at the same time as distributions are paid with respect to Group A Units. Group D Units are only entitled to share in residual assets upon liquidation, dissolution or winding up, and become eligible to participate in any exchange right or tag along right in a change of control transaction to the extent that there has been a threshold amount of appreciation. Each Group D Unit automatically converts into one Group A Unit to the extent they have become economically equivalent to one Group A Unit.
With respect to our Named Executive Officers, each of Messrs. Shafir and Sipp received a grant of one vested Group D Unit upon their admission as a limited partner in the Oz Operating Group entities. On February 16, 2018, each of the Operating Partnerships entered into a partner agreement with Mr. Levin (the “2018 Levin Partner Agreements”). Pursuant to the 2018 Levin Partner Agreements, Mr. Levin forfeited his entire grant of 3,900,000 Group D Units that was previously made to him in 2017. For details on each of the Named Executive Officer’s Group D Units, including the terms of such grants that vary from the terms generally applicable under the Operating Group Limited Partnership Agreements, please see “—Partner Agreements, Severance Benefits and Change in Control Provisions” below.
The Recapitalization also provides for a “Group D Election” and a “Distribution Holiday,” each as defined and described below in “—Subsequent Events—Recapitalization.” For further details on the effect of the Recapitalization on the Group D Units, please see “—Subsequent Events—Recapitalization.”
Group P Units
In February 2017, the Board approved the 2017 incentive program and creation of Group P Units in order to provide awards which vest on performance metrics relating to total shareholder return. Group P Units entitle the holders to receive distributions of future profits of the Oz Operating Group once the Group P Units vest by satisfying both a Service Condition and a Performance Condition (further discussed below). Once vested, holders are entitled to receive the same distributions per unit on each Group P Unit as holders of the Group A Units and Group D Units. Each vested Group P Unit also becomes exchangeable for one Class A Share (or the cash equivalent thereof) on the terms described in the Group P Unit Exchange Agreement upon achievement of sufficient appreciation to meet a prescribed capital account book-up target. Generally upon a Class P Liquidity Event (as defined in the Operating Group Limited Partnership Agreements), the Service Condition will be waived and each Group P Unit will be entitled to participate pro rata with other Group Units to the extent that (i) the applicable

Performance Condition is deemed satisfied based on the price implied by the Class P Liquidity Event; and (ii) sufficient appreciation has occurred to meet a prescribed capital account book-up target.
An award of Group P Units will generally vest if: (i) the executive managing director has continued in uninterrupted service until the third anniversary of the date of grant (the “Service Condition”), and (ii) on or after such date, the total shareholder return on Class A Shares based on the average closing price on the NYSE for the calendar month prior to the date of grant (or for the month of January 2017 with respect to the Group P Units granted to the Named Executive Officers on March 1, 2017) equals or exceeds certain specified thresholds (expressed as percentages, “Performance Thresholds”) (the “Performance Condition”). The Performance Thresholds are set on the date of grant. The Performance Thresholds for the Group P Units granted on March 1, 2017 are as follows: 20% of the Group P Units vest upon a Performance Threshold of 25% being achieved; an additional 40% (for a total of 60%) of the Group P Units vest upon a Performance Threshold of 50% being achieved; an additional 20% (for a total of 80%) of the Group P Units vest upon a Performance Threshold of 75% being achieved; and an additional 20% (for a total of 100%) of the Group P Units vest upon a Performance Threshold of 125% being achieved. Generally, all of an executive managing director’s unvested Group P Units will be forfeited upon the earlier of (i) the termination of the executive managing director’s service for any reason and (ii) the last day of the sixth anniversary of the date of grant. If the executive managing director’s service is terminated for cause at any time, all of the executive managing director’s vested and unvested Group P Units will be forfeited. If the executive managing director retires on or after the date on which the Service Condition is satisfied but prior to the Performance Condition being satisfied, the executive managing director will conditionally retain all of the Group P Units subject to satisfaction of the Performance Condition. If the executive managing director resigns (other than for retirement) or is terminated for any reason other than for cause on or after the date on which the Service Condition is satisfied, any unvested Group P Units will be conditionally retained until the earlier of the first anniversary of the date of such termination and the sixth anniversary of the date of grant, subject to satisfaction of the Performance Condition.
With respect to our Named Executive Officers, Mr. Levin forfeited 2,900,000 Group P Units pursuant to the 2018 Levin Partner Agreements. None of the Named Executive Officers received grants of Group P Units in 2018.
For further details on the effect of the Recapitalization on the Group P Units, including the Distribution Holiday, please see “—Subsequent Events—Recapitalization.”
Profit Sharing Interests
Beginning in 2016, the Oz Operating Group began to grant PSIs to new executive managing directors upon their admission as limited partners to the Oz Operating Group entities. PSIs are non-equity, limited partner profits interests in the Oz Operating Group that participate in distributions of future profits of the Oz Operating Group on a pro rata basis with the Group A, B and D Units. Distributions on the PSIs are made in a combination of cash (which may include DCIs) and Group D Units, at such times and in such proportions as set forth in the Operating Group Limited Partnership Agreements, subject to the discretion of the Chairman of the Partner Management Committee (currently Mr. Och). The Company may grants RSUs to executive managing directors, instead of Group D Units for the portion of the distribution it makes in respect of PSIs that would otherwise be made in the form of Group D Units. PSIs are subject to forfeiture upon the departure of an executive managing director, and the number of PSIs held by an executive managing director can be increased or decreased each year at the PMC Chairman’s discretion. In the PMC Chairman’s sole discretion, PSIs may participate in a PSI Liquidity Event (as defined in the Operating Group Limited Partnership Agreements) on the same terms as Group A Units, but only to the extent that the PSIs have become economically equivalent to Group A Units, although PSIs do not convert into Group A Units upon becoming economically equivalent to them. PSIs may share in residual assets upon liquidation, dissolution or winding up to the extent that there has been a threshold amount of appreciation subsequent to issuance of the PSIs. The Oz Operating Group has not granted any PSIs since 2017.
For further details on the effect of the Recapitalization on the PSIs, including the Distribution Holiday, please see “—Subsequent Events—Recapitalization.”
Deferred Cash Interests
On February 27, 2017, the Board approved the DCI Plan, pursuant to which DCIs may be granted. DCIs reflect notional fund investments made by the Oz Operating Group on behalf of an executive managing director. Under the terms of the DCI Plan, unless otherwise provided for in an award agreement, DCIs vest in three equal portions over three (3) years commencing on January 1st of the calendar year following the applicable grant date, subject to an executive managing director’s continued service. Upon vesting, the Oz Operating Group pays the executive managing director an amount in cash equal to the notional investment represented by the DCIs, as adjusted for notional fund performance. Under the DCI Plan, except as otherwise provided in an award agreement or partner agreement, in the event of a termination of the executive managing director’s service, any portion of the DCIs that is unvested as of the date of termination will be forfeited.
With respect to our Named Executive Officers, each of Messrs. Shafir, Sipp, Levin, Cohen and Levine are eligible to receive DCIs as a component of payment of their respective annual bonus pursuant to their respective partner agreements, discussed further in “—Partner Agreements, Severance Benefits and Change in Control Provisions” below.
In 2018, each of Mr. Levine and Ms. Haas received a grant of DCIs in respect of their 2017 annual bonus in the amount of $945,000 and $1,400,000, respectively, pursuant to the DCI Plan. Ms. Haas subsequently forfeited her DCIs upon her departure in 2018.
In 2019, we granted DCIs to certain of our Named Executive Officers in respect of their 2018 annual bonus, in each case, pursuant to the DCI Plan.
PSUs and RSUs
In 2018, we granted to Mr. Shafir the Sign-On PSUs in connection with his appointment as Chief Executive Officer pursuant to the Shafir Employment Agreement (as defined below). PSUs entitle the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board, upon completion of the requisite service period, as well as satisfying certain performance conditions based on achievement of targeted total shareholder return on Class A Shares. PSUs do not begin to accrue dividend equivalents until the requisite service period has been completed and performance conditions have been achieved.
In addition, we have granted RSUs as a form of compensation to certain executive managing directors pursuant to the 2013 Plan. An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board, upon completion of the requisite service period. All of the RSUs granted to date accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs that also accrue additional dividend equivalents. Delivery of dividend equivalents on outstanding RSUs is contingent upon the vesting of the underlying RSUs.
In 2018, Mr. Shafir received a grant of RSUs in connection with his first annual grant of RSUs pursuant to the Shafir Employment Agreement, Mr. Sipp received a sign-on grant of RSUs in connection with his appointment as Chief Financial Officer pursuant to the Sipp Partner Agreements (as defined below), and Mr. Levin received a grant of RSUs pursuant to the 2018 Levin Partner Agreements.
In 2019, we granted RSUs to certain of our Named Executive Officers in respect of their 2018 annual bonuses, in each case, pursuant to the 2013 Plan.
Partner Incentive Pool
In July 2018, the Board established the Partner Incentive Pool to further the retention of certain executive managing directors by providing for participation in a cash incentive pool for fiscal year 2018. Three of our Named Executive Officers, Messrs. Sipp, Cohen and Levine, along with certain other of our active executive managing directors, participated in the Partner Incentive Pool for fiscal year 2018. Any amount that becomes payable to participants under the Partner Incentive Pool is in addition to the compensation they are entitled to receive under their existing partner agreements. The Partner Incentive Pool will be calculated based on (i) the gross profit and loss of certain Oz funds multiplied by (ii) a percentage of the pool size, which is subject to a minimum amount of 25 basis points (which is equal to 0.25%). The Chief Executive Officer, in his sole discretion, will determine the amount of the pool based on each of these two factors. The CEO will also determine which active executive managing directors will participate in the Partner Incentive Pool and in what percentages, subject to approval by the Compensation Committee. For 2018, each of Messrs. Sipp, Cohen and Levine received payments in the amounts of $49,587 pursuant to the Partner Incentive Pool which amounts were paid on January 31, 2019. In connection with the Recapitalization, the Compensation Committee approved the extension of the Partner Incentive Pool to continue during the Distribution Holiday (as defined below). For additional information regarding the extension of the Partner Incentive Pool in connection with the Recapitalization, see “—Subsequent Events—Recapitalization—Extension of Partner Incentive Pool.”

Compensation Committee and Compensation Consultants
The Compensation Committee has the power and authority to oversee our compensation policies and programs and makes all compensation related decisions relating to our Named Executive Officers. The Compensation Committee operates under a written charter adopted by the Board. The Compensation Committee reviews the charter on an annual basis. The Compensation Committee’s membership is determined by the Board. The Compensation Committee’s members are all independent directors under the rules of the NYSE.
Pursuant to its charter, the Compensation Committee has the sole authority to retain, terminate, obtain advice from, oversee and compensate its outside advisors, including its compensation consultant. The Company has provided appropriate funding to the Compensation Committee to do so.
In 2018, the Compensation Committee again retained Semler Brossy Consulting Group, LLC (“Semler Brossy”) as a third-party advisor to provide independent advice, research and evaluation in connection with: the terms of compensation for Mr. Shafir, as discussed under “Shafir Employment Agreement and Partner Agreements,” the terms of compensation for Mr. Sipp, as discussed under “Sipp Partner Agreements,” and the terms of compensation for Mr. Levin, as discussed under “Levin Partner Agreements.”
In 2018, Semler Brossy reported directly to the Compensation Committee. Semler Brossy did not provide services to the Company other than as described in the prior paragraph. Specifically, Semler Brossy did not provide, directly or indirectly through affiliates, any other consulting services to management or the Board. The Compensation Committee conducted a specific review of its relationship with Semler Brossy, and determined that Semler Brossy’s work for the Compensation Committee did not raise any conflicts of interest, consistent with the guidance provided under the Dodd-Frank Act of 2010, by the SEC and by the NYSE. The Compensation Committee continues to monitor the independence of its compensation consultant on a periodic basis.
Compensation and Risk
Our compensation program includes elements that discourage excessive risk-taking and that align the compensation of our executive managing directors, managing directors and other employees with our long-term performance. For example, all Group Units held by our executive managing directors at the time of our IPO or issued to our executive managing directors that were admitted after our IPO upon their admission to the Oz Operating Group entities are, or have been, subject to multi-year service vesting conditions. Group Units held by our executive managing directors are also subject to transfer restrictions and a minimum retained ownership requirement. Similarly, the DCIs that may be granted as part of a distribution on an executive managing director’s PSIs or as part of a bonus paid to our executive managing directors or our employees are subject to transfer restrictions and multi-year service vesting conditions. In addition, the PSUs and RSUs held by our executive managing directors, managing directors and other employees are also generally subject to multi-year service vesting conditions. Because of these significant vesting provisions and because of the transfer restrictions applicable to our executive managing directors, the actual amount of compensation realized by our executive managing directors, managing directors and other employees is tied to our long-term performance.
Shareholder Vote on Named Executive Officer Compensation
At our 2017 annual meeting of shareholders, our shareholders voted to hold an advisory vote on executive compensation every three (3) years. Consistent with that vote, the Board resolved to accept the shareholders’ recommendation, and will next hold an advisory vote on executive compensation at the 2020 annual meeting of shareholders. At our 2017 annual meeting of shareholders, our shareholders again expressed their support of the Company’s executive compensation programs. Approximately 95% of the votes cast supported our executive compensation policies and practices. The Compensation Committee viewed the vote as an expression of our shareholders’ general satisfaction with the Company’s current executive compensation programs. As a result of the shareholder advisory vote, the Compensation Committee decided that it was not necessary to implement changes to our executive compensation programs. However, in connection with the Recapitalization, the Compensation Committee determined to implement certain changes to our executive compensation, as discussed above in “Executive Summary—Summary of Compensation Program Changes for 2019” and below in “—Subsequent Events—Recapitalization.”

Partner Agreements, Severance Benefits and Change in Control Provisions
In furtherance of our long-term philosophy of seeking to align the interests of our executive managing directors with those of the investors in our funds and our Class A Shareholders, the Oz Operating Group entities have entered into partner agreements with certain of our executive managing directors. We have entered into partner agreements with each of our Named Executive Officers other than Mr. Och, which provide for certain advances, guaranteed payments and equity grants, as described further below.
Shafir Employment Agreement and Partner Agreements
In connection with Mr. Shafir’s appointment as Chief Executive Officer as of February 5, 2018, Mr. Shafir entered into an executive employment agreement, dated January 27, 2018, between Mr. Shafir and the Company (the “Shafir Employment Agreement”). In addition, Mr. Shafir was appointed to the Board as of February 5, 2018. Given that Mr. Shafir is a member of management, he will not receive any compensation with respect to his service as a director, but he will be reimbursed for reasonable costs and expenses incurred in attending meetings of the Board. The term of the Shafir Employment Agreement ends on February 5, 2022.
As required by the terms of the Shafir Employment Agreement, on March 6, 2018, Mr. Shafir was admitted as a limited partner of each of the Oz Operating Group entities and entered into the Operating Group Limited Partnership Agreements and partner agreements with each such entity (the “Shafir Partner Agreements”), the terms of which are substantially similar to those in the Shafir Employment Agreement, which are described below. The Shafir Partner Agreements superseded and replaced the Shafir Employment Agreement.
Cash Compensation. The Shafir Employment Agreement provides that Mr. Shafir will receive an annual base salary of $2,000,000 and a discretionary annual bonus with a minimum annual bonus equal to 100% of his base salary and a maximum annual bonus equal to 200% of his base salary, which may be paid in a combination of cash, deferred cash or equity awards of the Company; provided, that no less than 60% of each annual bonus will be paid in cash.
Equity Compensation. In connection with entering into the Shafir Employment Agreement, on February 5, 2018, Mr. Shafir received (i) the Shafir Sign-On RSUs, and (ii) the Sign-On PSUs, in each case, subject to the terms of the 2013 Plan.
The Shafir Employment Agreement also provides that Mr. Shafir will receive an annual grant of RSUs equal to $5,000,000 in value at grant (the “Shafir Annual RSUs”) for each year of the term of the Shafir Employment Agreement, subject to the terms of the 2013 Plan. The grant of Shafir Annual RSUs may be reduced in the sole discretion of the Board to no less than 250,000 RSUs in the event that the fair market value of Class A Shares of the Company is less than $20.00 on the date of grant, in which case the remainder of the value of the annual grant will be made in the form of cash-based awards subject to the same terms and conditions as the Shafir Annual RSUs. The first grant of Shafir Annual RSUs was made on February 5, 2018.
The Shafir Sign-On RSUs and the Shafir Annual RSUs will vest in four equal installments on each of the first four anniversaries of the grant date, provided that Mr. Shafir is employed by the Company on each vesting date.
The Sign-On PSUs will conditionally vest if: (i) Mr. Shafir has continued in uninterrupted service until the third anniversary of the grant date (the “PSUs Service Condition”), and (ii) on or after such date, the total shareholder return on Class A Shares of the Company based on the average closing price on the NYSE for the 10 trading days immediately following the date of the public announcement of the appointment of Mr. Shafir as CEO equals or exceeds certain performance thresholds (the “PSUs Performance Condition”) as follows: 20% of the Sign-On PSUs vest if a total shareholder return of 25% is achieved; an additional 40% of the Sign-On PSUs vest if a total shareholder return of 50% is achieved; an additional 20% of the Sign-On PSUs vest if a total shareholder return of 75% is achieved; and the final 20% of the Sign-On PSUs vest if a total shareholder return of 125% is achieved.
If the Sign-On PSUs have not satisfied both the PSUs Service Condition and the PSUs Performance Condition by the sixth anniversary of the grant date, it will be forfeited and canceled immediately.

The Shafir Employment Agreement also provides that for so long as Mr. Shafir is employed by the Company, he will continue to hold at least 50% of the after-tax portion of Class A Shares of the Company delivered in respect of any equity awards (including on settlement of the Shafir Annual RSUs, Shafir Sign-On RSUs and Sign-On PSUs). This restriction will lapse on a termination of employment for any reason or upon a Change in Control.
Change in Control. In the event of a Change in Control (as defined in the Shafir Employment Agreement), all outstanding Shafir Sign-On RSUs and Shafir Annual RSUs will remain outstanding and continue to vest subject to Mr. Shafir’s continued employment with the Company or successor entity in a Substantially Equivalent Position (as defined in the Shafir Employment Agreement); provided, that (A) if Mr. Shafir’s employment with the Company or successor entity is terminated by the Company without cause or by Mr. Shafir because his position has ceased to be a Substantially Equivalent Position, in each case during the period beginning six (6) months prior to a Change in Control and ending on the earlier of the two-year period following a Change in Control and February 5, 2022, or (B) if Mr. Shafir is not offered a Substantially Equivalent Position in such Change in Control and terminates his employment within 30 days following such Change in Control, in each case, then Mr. Shafir will be entitled to the payments and benefits payable on a termination without cause as described below.
In the event of a Change in Control, the PSUs Service Condition with respect to the Sign-On PSUs will be waived (if not already satisfied) but only to the extent that the applicable PSUs Performance Condition has been satisfied pursuant to the price per Class A Share of the Company implied by the Change in Control and the Sign-On PSUs will become vested to the extent the PSUs Performance Condition has been so satisfied, and the remaining unvested Sign-On PSUs, if any, will be forfeited on such date.
Termination of Employment. The Shafir Employment Agreement provides that upon a termination of Mr. Shafir’s employment by the Company without cause, or by Mr. Shafir by reason of his position no longer being a Substantially Equivalent Position, in each case, prior to the expiration of the term, Mr. Shafir will be entitled to receive the following severance benefits (the “Severance Benefit”): (1) a lump sum cash payment equal to (A) if such termination occurs prior to February 5, 2020, the lower of (x) the Base Severance Benefit (as defined below) and (y) $18,000,000, and (B) if such termination occurs on or after February 5, 2020, the lower of (x) the Base Severance Benefit, multiplied by a fraction, the numerator of which is the number of full months remaining in the initial term, and the denominator of which is 24, and (y) $18,000,000; (2) his minimum annual bonus, pro-rated for the fiscal year in which the termination occurs through the termination date; and (3) his annual bonus earned for the most recently completed fiscal year, to the extent such annual bonus was not previously paid. For purposes of the Shafir Employment Agreement, “Base Severance Benefit” means the product of (x) base salary and maximum annual bonus, multiplied by (y) 3.0.
In addition, upon Mr. Shafir’s termination without cause or by reason of his position no longer being a Substantially Equivalent Position as described above, his outstanding equity awards will also be treated as follows: (A) (i) the next two installments of the Shafir Sign-On RSUs will become vested on the termination date (or, for a qualifying termination in connection with a Change in Control, the later of the termination date and the date of the Change in Control), and in addition, to the extent unvested following application of the previous clause, a portion of an additional installment of Shafir Sign-On RSUs, pro-rated for the year of the employment term in which the termination occurs through the termination date, shall also become vested as of such date (and the remaining unvested Shafir Sign-On RSUs, if any, will be forfeited on such date); and (ii) the next two installments of the Shafir Annual RSUs will become vested as of the termination date (or, for a qualifying termination in connection with a Change in Control, the later of the termination date and the date of the Change in Control) and the remaining unvested Shafir Annual RSUs, if any, will be forfeited on such date; and (B) the PSUs Service Condition with respect to the Sign-On PSUs will be waived and Mr. Shafir will conditionally retain any remaining Sign-On PSUs for a period of up to twenty-four (24) months following the termination date, at which time any such Sign-On PSUs that have not satisfied the PSUs Performance Condition will be forfeited.
If the Company does not offer to renew the Shafir Employment Agreement at the expiration of its term on substantially similar terms, (i) all unvested Shafir Annual RSUs and all unvested Shafir Sign-On RSUs then-held by Mr. Shafir will vest, (ii) Mr. Shafir will retain all of his remaining Sign-On PSUs until the sixth anniversary of the grant date, at which time any such Sign-On PSUs that have not satisfied the Performance Condition will be forfeited, (iii) all equity and deferred awards granted in payment of any annual bonuses then-held by Mr. Shafir will vest and he will receive his annual bonus earned for the most recently completed fiscal year, to the extent such annual bonus was not previously paid, and (iv) Mr. Shafir will receive his minimum annual bonus, pro-rated for the fiscal year in which the termination occurs.

The payment of the Severance Benefit and the treatment of the equity awards upon a qualifying termination of employment as described above under “Change in Control” and “Termination of Employment” in each case, is subject to Mr. Shafir’s execution of a general release of claims against the Company.
Restrictive Covenants. The Shafir Employment Agreement contains non-competition and non-solicitation restrictions, ending on the second anniversary of the date of Mr. Shafir’s termination for any reason (or on the 18-month anniversary in the case of a termination of employment upon or following the expiration of the term of the Shafir Employment Agreement in the case of the restrictions on competition and solicitation of the Company’s investors), as well as confidentiality and other restrictions that are generally consistent with those applicable to the Company’s other executives.
Sipp Partner Agreements
    In connection with Mr. Sipp’s appointment as Chief Financial Officer and admission as a limited partner of the Oz Operating Group entities, each of the Oz Operating Group entities entered into an agreement with Mr. Sipp on July 19, 2018, effective as of May 3, 2018 (the “Sipp Partner Agreements”). The Sipp Partner Agreements were subsequently amended in connection with the Recapitalization by an omnibus agreement described below in “—Subsequent Events—Recapitalization—Management Arrangements.”
Under the terms of the Sipp Partner Agreements, upon admission, Mr. Sipp was granted one vested Group D Unit. The term of the Sipp Partner Agreements continues through December 31, 2020 or such earlier date as Mr. Sipp ceases to serve as an active limited partner, which may be extended by mutual agreement of Mr. Sipp and the Oz Operating Group entities pursuant to the terms thereof.
Pursuant to the Sipp Partner Agreements, Mr. Sipp is entitled to a quarterly cash payment, paid to him at a rate of $500,000 per year (as prorated for 2018 to reflect his partial year of service). In addition to those quarterly cash payments, each year during the term, Mr. Sipp is eligible to receive conditional performance-based discretionary awards under the Sipp Partner Agreements (i.e. an annual bonus), which may be paid in a combination of cash, DCIs or RSUs; provided, that no less than 60% of the total annual amount of compensation (consisting of quarterly cash payments and annual bonus) will be paid in cash; provided, further, that minimum total annual amount may be no less than $1,831,043 for fiscal year 2018 or $2,000,000 for each of fiscal years 2019 and 2020. Any RSUs granted in respect of Mr. Sipp’s annual bonus will be subject to three-year annual vesting; provided, that if Mr. Sipp’s service is terminated by the Oz Operating Group entities without cause or as a result of his death or disability, then any unvested RSUs will remain outstanding and continue to vest on the applicable vesting date, subject to Mr. Sipp’s execution of a general release of claims and compliance with the restrictive covenants set forth in the Sipp Partner Agreements. In addition, for any DCIs awarded in respect of Mr. Sipp’s annual bonus, if Mr. Sipp’s service is terminated by the Oz Operating Group entities without cause, then any unvested DCIs will remain outstanding and continue to vest on the applicable vesting date, subject to Mr. Sipp’s execution of a general release of claims and compliance with the restrictive covenants set forth in the Sipp Partner Agreements.
On May 3, 2018, pursuant to the Sipp Partner Agreements, Mr. Sipp received the Sipp Sign-On RSUs. The Sipp Sign-On RSUs will vest in three equal annual installments on each of May 3, 2019, 2020 and 2021, so long as Mr. Sipp is an active limited partner on each vesting date and has not provided notice of his intention to resign on or before each vesting date. Notwithstanding the foregoing, if (i) Mr. Sipp’s service is terminated by the Oz Operating Group entities without cause at any time prior to the end of the term, then 50% of any unvested Sipp Sign-On RSUs will remain outstanding and continue to vest on the applicable vesting date and the remaining 50% of any unvested Sipp Sign-On RSUs will be forfeited, or (ii) Mr. Sipp’s service is terminated due to his death or disability at any time prior to the end of the term or if the term is not extended, in either case, then any unvested Sipp Sign-On RSUs will remain outstanding and continue to vest on the applicable vesting date, in each case, subject to Mr. Sipp’s execution of a general release of claims and compliance with the restrictive covenants set forth in the Sipp Partner Agreements.
Pursuant to the Sipp Partner Agreements, if Mr. Sipp’s service is terminated by the Oz Operating Group entities without cause at any time prior to the end of the term and subject to his execution of a general release of claims and compliance with the restrictive covenants set forth therein, Mr. Sipp will be entitled to receive a lump-sum cash severance payment within 60 days following the date of termination in an amount equal to the product of (i) fifty percent (50%) and (ii) the difference between (x) an amount equal to the sum of (A) the pro-rated portion of his quarterly cash payments in respect of the second quarter of fiscal year 2018 and (B) $5,750,000, less (y) the aggregate amount of quarterly cash payments and annual bonuses paid or awarded (based on their grant date fair value as applicable) to Mr. Sipp prior to the date of termination; provided that no amount of annual bonus will be deemed to be more than $1,500,000 for purposes of computing this severance payment.
Levin Partner Agreements
General. In connection with Mr. Levin’s admission as a limited partner of the Oz Operating Group entities, each of the Oz Operating Group entities entered into an agreement with Mr. Levin on November 10, 2010 (the “Initial Levin Partner Agreements”). In addition, (i) on January 28, 2013 each of the Oz Operating Group entities entered into an additional agreement with Mr. Levin reflecting certain additional terms and conditions of his arrangements with the Oz Operating Group entities (the “2013 Levin Partner Agreements”); and (ii) on February 14, 2017, each of the Oz Operating Group entities entered into an additional agreement with Mr. Levin, in connection with Mr. Levin’s commitment to remain with the Oz Operating Group entities for ten (10) years and serve as Co-Chief Investment Officer (the “2017 Levin Partner Agreements”). On February 16, 2018, each of the Oz Operating Group entities entered into a partner agreement with Mr. Levin (the “2018 Levin Partner Agreements”) in order to more closely align Mr. Levin’s potential compensation with his then current role and responsibilities as Co-Chief Investment Officer and importantly strongly align his economic interests with our clients. The 2018 Levin Partner Agreements, as summarized below, replaced and superseded the Initial Levin Partner Agreements, the 2013 Levin Partner Agreements and the 2017 Levin Partner Agreements. The 2018 Levin Partner Agreements were subsequently amended in connection with the Recapitalization by an omnibus agreement described below in “—Subsequent Events—Recapitalization—Management Arrangements.”
Term. The 2018 Levin Partner Agreements are effective as of January 1, 2018, and include provisions that are applicable for the period ending on December 31, 2019. The term shall be subject to extension by mutual agreement of Mr. Levin and the intermediate holding companies, as general partners of the Oz Operating Group entities (the “General Partners”), upon approval by the majority of the Board.
Responsibility and Reporting. Mr. Levin shall serve as a Co-Chief Investment Officer (or sole Chief Investment Officer) of the Company, and shall report to the Chief Executive Officer of the Company. The Chief Executive Officer shall have ultimate authority over investment activities and the Co-Chief Investment Officers (or sole Chief Investment Officer) shall have day-to-day management responsibility for such activities.
Compensation. Mr. Levin shall be entitled to $4,000,000 in cash annually (the “Annual Draw”). The Annual Draw shall be distributed in advance on a quarterly basis and shall be treated as a non-refundable credit against the annual bonus (as defined below) that Mr. Levin may receive in respect of such fiscal year.
The annual bonus shall be calculated as the product of (i) the gross profit and loss for such fiscal year based on the performance of certain specified Oz funds and (ii) the Participation Ratio (as defined in the 2018 Levin Partner Agreements) for such fiscal year, subject to a high water mark adjustment. The Participation Ratio shall range from 1.1% to 1.5%, as determined by the Compensation Committee based on a recommendation of the Chief Executive Officer. The minimum annual bonus for any year shall be $7,500,000 inclusive of the Annual Draw.
The annual bonus (including the Annual Draw) shall be paid consistent with the following percentages: 70% in cash, 15% in RSUs under the 2013 Plan (such RSUs, the “Bonus Equity”), and 15% in DCIs. The Bonus Equity and DCIs shall generally vest over three (3) years from the time of grant, subject to various exceptions. In the event Mr. Levin is terminated or resigns, then all or a portion of these RSUs and DCIs may be forfeited in accordance with the terms of the 2018 Levin Partner Agreements as described below.
Equity Interests. The 2018 Levin Partner Agreements provide the following with respect to Mr. Levin’s outstanding equity interests in the Oz Operating Group entities and the Company:

•
Mr. Levin shall retain 1,100,000 vested Group A Units and Group D Units that he received under the Initial Levin Partner Agreements and the 2013 Levin Partner Agreements (the retained units he received under the 2013 Levin Partner Agreements, the “Retained 2013 Units”) and forfeit an aggregate of 4,850,000 unvested Group A Units and Group D Units that he received under the 2013 and the 2017 Levin Partner Agreements;

•	Mr. Levin shall retain 1,000,000 of the Group P Units (the “Retained P Units”) and forfeit 2,900,000 of the Group P Units that he received under the 2017 Levin Partner Agreements; and

•
Mr. Levin shall receive 1,340,000 RSUs, of which 390,000 shall vest on December 31, 2018 and the remainder generally vest over the next five (5) years, subject to his continued service on the applicable vesting dates and various exceptions.

In the event Mr. Levin’ is terminated or resigns, then all or a portion of the Group Units and RSUs described above may be forfeited in accordance with the terms of the 2018 Levin Partner Agreements as described below.
Treatment of Equity in the Event of Withdrawal. The 2018 Levin Partner Agreements provide that in the event of Mr. Levin’s withdrawal from the Oz Operating Group entities:

•	The Retained 2013 Units shall be treated as follows:

◦	If Mr. Levin is terminated with cause, then he forfeits 50% of the Retained 2013 Units and retains the other 50% of the Retained 2013 Units;

◦
If Mr. Levin resigns (other than due to the General Partners not making a Company Extension Offer (as described below)), then he forfeits 30% of the Retained 2013 Units and retains the other 70% of the Retained 2013 Units; and

◦	If Mr. Levin is terminated without cause or the General Partners elect not to make a Company Extension Offer, then he retains 100% of the Retained 2013 Units;

•	The Retained P Units shall be treated as follows:

◦	If Mr. Levin is terminated with cause during the term of the 2018 Levin Partner Agreements, then he forfeits 100% of his vested and unvested Retained P Units;

◦	If Mr. Levin resigns (other than due to the General Partners not making a Company Extension Offer), then he forfeits 100% of his unvested Retained P Units;

◦	If Mr. Levin is terminated without cause prior to March 1, 2020, or the General Partners elect not to make a Company Extension Offer, then he conditionally retains 75% of the Retained P Units; and

◦	In the case of any other withdrawal, the Retained P Units shall be treated the same as other Group P Units under the Operating Group Limited Partnership Agreements;

•	The 2013 RSUs shall be treated as follows:

◦
If Mr. Levin is terminated with cause, then he forfeits 100% of any 2013 RSUs he holds, 50% of any Class A Shares of the Company delivered to him upon settlement of such RSUs (the “Related Class A Shares”), 50% of the after-tax proceeds from any sale of any Related Class A Shares and 50% of any distributions received in respect of any Related Class A Shares;

◦
If Mr. Levin resigns (other than due to the General Partners not making a Company Extension Offer), then he forfeits 30% of any Related Class A Shares, 30% of the after tax proceeds from any sale of any Related Class A Shares and 30% of any distributions received in respect of any Related Class A Shares;

◦
If Mr. Levin resigns (other than due to the General Partners not making a Company Extension Offer or following a Change in Position (as defined in the 2018 Levin Partner Agreements)), then he forfeits 100% of the 2013 RSUs;

◦
If Mr. Levin is terminated without cause, resigns following a Change in Position or the General Partners elect not to make a Company Extension Offer, then the next two installments of the 2013 RSUs scheduled to vest shall vest upon the occurrence of such event; and

◦	If Mr. Levin does not accept a Company Extension Offer, then he forfeits all 2013 RSUs;

•	The 2017 RSUs shall be treated as follows:

◦
If Mr. Levin is terminated with cause, then he forfeits 100% of any 2017 RSUs he holds, 50% of any Related Class A Shares, 50% of the after-tax proceeds from any sale of any Related Class A Shares and 50% of any distributions received in respect of any Related Class A Shares;

◦
If Mr. Levin resigns prior to March 1, 2021 (other than due to the General Partners not making a Company Extension Offer), then he forfeits 32.5% of the Related Class A Shares, 32.5% of the after-tax proceeds from any sale of any Related Class A Shares and 32.5% of any distributions received in respect of any Related Class A Shares;

◦	If Mr. Levin resigns for any reason, then he forfeits 100% of any 2017 RSUs he holds; and

◦	If Mr. Levin is terminated without cause, then the 2017 RSUs continue to vest;

•	Any unvested Bonus Equity and DCIs shall be treated as follows:

◦	If Mr. Levin is terminated with cause or resigns during the term of the 2018 Levin Partner Agreements (other than following a Change in Position), then he forfeits the Bonus Equity and DCIs;

◦	If Mr. Levin is terminated without cause or resigns following a Change in Position, in each case during the term of the 2018 Levin Partner Agreements, then the Bonus Equity and DCIs continue to vest;

◦	If Mr. Levin is terminated without cause within twelve (12) months of a Change of Control (as defined for this purpose in the 2018 Levin Partner Agreements), then the Bonus Equity fully vests; and

◦	If Mr. Levin remains with the Oz Operating Group entities until the end of the Term, then the Bonus Equity and DCIs generally continue to vest.
Restrictive Covenants. Mr. Levin shall be prohibited from competing with us or soliciting our fund investors or employees for a two-year period upon Mr. Levin’s withdrawal from the Oz Operating Group entities for any reason prior to December 31, 2019, subject to the provisions described below solely in the case of the non-compete. The non-compete may be reduced to one (1) year upon Mr. Levin’s withdrawal from the Oz Operating Group entities (i) for any reason on or after December 31, 2019 or (ii) as a result of (x) the termination of Mr. Levin during the term of the 2018 Levin Partner Agreements without cause or (y) a resignation following (A) a Change of Control in which his role or the 2018 Levin Partner Agreements are not continued or (B) a Change in Position, unless in the case of this clause (ii) the Oz Operating Group entities elect to make a $30,000,000 payment to Mr. Levin payable in installments over a 24-month period. Mr. Levin is also subject to confidentiality and other restrictions that are generally consistent with those applicable to our other executive managing directors. For the avoidance of doubt, the prohibition on Mr. Levin’s ability to solicit our fund investors or employees shall continue until the end of the two-year period after his withdrawal from the Oz Operating Group entities, regardless of when he leaves the firm and under what circumstances.
Rights in Connection with Liquidity Events. In connection with a Tag-Along Sale (as defined in the 2018 Levin Partner Agreements) for 50% or less of the Class A Shares and Group Units, all of Mr. Levin’s vested Group A Units and 10% of his unvested Group A Units may participate regardless of whether he is offered a Substantially Similar Position (as defined in the 2018 Levin Partner Agreements) following the Tag-Along Sale. In connection with a Tag-Along Sale for more than 50% of the Class A Shares and Group Units, then at the option of the Tag-Along Purchaser (as defined in the 2018 Levin Partner Agreements) either (a) all of Mr. Levin’s vested and unvested Group A Units may participate or (b) only vested Group A Units may participate provided that Mr. Levin must be offered a Substantially Similar Position and may be required to enter into an employment contract following the Tag-Along Sale. In the event of a Drag-Along Sale (as defined in the 2018 Levin Partner Agreements), at the option of the General Partners, either (a) all of Mr. Levin’s vested and unvested Group A Units and Group D Units may participate or (b) only vested Group A Units and Group D Units may participate provided that Mr. Levin must be offered a Substantially Similar Position and may be required to enter into an employment contract following the Drag-Along Sale. The Tag-Along Sale and Drag-Along Sale provisions above do not apply to the Retained P Units.
Generally in the event of a Change of Control (as defined for this purpose in the 2018 Levin Partner Agreements), 75% of Mr. Levin’s Group P Units shall be entitled to participate on the same terms and to the same extent as other holders of Group P Units and the remaining 25% of his Group P Units shall vest on the second anniversary of the Change of Control, subject to Mr. Levin’s continued service in a Comparable Position (as defined for this purpose in the 2018 Levin Partner Agreements). The service condition shall be waived and each Group P Unit shall be entitled to participate pro rata with other Group Units to the extent that (i) the applicable performance condition is deemed satisfied based on the price implied by the Change of Control, and (ii) sufficient appreciation has occurred with respect to each Oz Operating Group entity for such Group P Unit to have become economically equivalent to one Group A Unit.
Generally, in the event of a Change of Control, 50% of Mr. Levin’s 2017 RSUs shall vest upon the Change of Control, and the remaining 50% of Mr. Levin’s unvested 2017 RSUs shall convert into RSUs relating to the same form of consideration paid to the other Class A Shareholders and shall vest on the second anniversary of the Change of Control, subject to his continued service in a Comparable Position.
Severance. Upon Mr. Levin’s withdrawal from the Oz Operating Group entities during the term of the 2018 Levin Partner Agreements as a result of (x) the termination of Mr. Levin during the term without cause or (y) a resignation following (A) a Change of Control in which his role or the 2018 Levin Partner Agreements are not continued or (B) a Change in Position, Mr. Levin shall (i) receive the annual bonus for the portion of the year in which the termination occurs; (ii) receive vesting of the next two installments of the 2013 RSUs scheduled to vest (as described above); (iii) receive either (x) a reduction in his non-compete from two (2) years to one (1) year or (y) a $30,000,000 cash payment payable in three installments over a 24-month period (as described above); (iv) conditionally retain 75% of the Group P Units to the extent provided in the 2018 Levin Partner Agreements in the case of a withdrawal without cause; and (v) receive continued vesting of any Bonus Equity and DCIs (as described above), including the Bonus Equity and DCIs granted in respect of the annual bonus for the year in which the termination occurs.
End of Term. Whether or not the term of the 2018 Levin Partner Agreements is extended beyond December 31, 2019, and provided that Mr. Levin has not withdrawn from the Oz Operating Group entities as of such date, Mr. Levin shall receive his annual bonus for 2019 and continued vesting of any Bonus Equity and DCIs (as described above). In addition, (x) if the General Partners elect not to make a Company Extension Offer, then Mr. Levin shall vest in the next two installments of the 2013 RSUs scheduled to vest (as described above), and (y) if the General Partners elect to make a Company Extension Offer and Mr. Levin elects not to accept such offer, then Mr. Levin is not entitled to vest in the next two installments of the 2013 RSUs. Any non-extension of the term shall be treated as a withdrawal from the Oz Operating Group entities effective as of the last day of the term for all purposes under the 2018 Levin Partner Agreements.
The payment of severance and the treatment of the equity awards upon a withdrawal from the Oz Operating Group entities as described above under “Severance,” “Equity in the Event of Withdrawal” and “End of Term,” in each case, is subject to Mr. Levin’s execution of a general release of claims against the Oz Operating Group entities.
Cohen Partner Agreements
General. In connection with Mr. Cohen’s admission as a limited partner of the Oz Operating Group entities, each of the Oz Operating Group entities entered into an agreement with Mr. Cohen on November 10, 2010 (the “Initial Cohen Partner Agreements”). In addition, (i) on April 15, 2013, each of the Oz Operating Group entities entered into an additional agreement with Mr. Cohen reflecting certain additional terms and conditions of his arrangements with the Oz Operating Group entities (the “2013 Cohen Partner Agreements”), and (ii) on February 22, 2017, each of the Oz Operating Group entities entered into an additional agreement with Mr. Cohen, in connection with Mr. Cohen’s commitment to remain with the Oz Operating Group entities for six (6) years and serve as the President and Chief Operating Officer (the “2017 Cohen Partner Agreements” and, together with the Initial Cohen Partner Agreements and the 2013 Cohen Partner Agreements, the “Cohen Partner Agreements”).

The 2017 Cohen Partner Agreements were subsequently amended in connection with the Recapitalization by an omnibus agreement described below in “—Subsequent Events—Recapitalization—Management Arrangements.”
2013 Cohen Retention D Units. The 2013 Cohen Partner Agreements provided for the grant of 262,367 Group D Units to Mr. Cohen (the “2013 Cohen Retention D Units”), which will vest, subject to Mr. Cohen’s continued active involvement with us, in seven equal annual installments commencing on April 15, 2014, and ending on April 15, 2020. Mr. Cohen will forfeit his unvested 2013 Cohen Retention D Units if he departs from the firm prior to April 15, 2020. In addition, in the event that Mr. Cohen is terminated with cause, he will retain only 50% of his vested 2013 Cohen Retention D Units, and forfeit the remaining 2013 Cohen Retention D Units.
2017 Cohen Incentive D Units. Under the terms of the 2017 Cohen Partner Agreements, on March 1, 2017, Mr. Cohen received a grant of 380,000 Group D Units (the “2017 Cohen Incentive D Units”). Subject to Mr. Cohen’s continued service, 50% of the 2017 Cohen Incentive D Units will vest on the third anniversary of the grant date, and the remaining 50% will vest in equal annual installments on each of the following three anniversaries of the grant date, ending on March 1, 2023. Upon a termination, Mr. Cohen generally retains his vested 2017 Cohen Incentive D Units and forfeits his unvested 2017 Cohen Incentive D Units, with the following exceptions: (i) if Mr. Cohen is terminated for cause prior to the sixth anniversary of the grant date, all of Mr. Cohen’s unvested 2017 Cohen Incentive D Units and 50% of his vested 2017 Cohen Incentive D Units will be forfeited upon such termination; (ii) if Mr. Cohen is terminated without cause, then all then-vested 2017 Cohen Incentive D Units will be retained, and a portion of the then-unvested 2017 Cohen Incentive D Units (determined based on years of service since the grant date) will become vested as of the date of termination (with the remaining unvested 2017 Cohen Incentive D Units forfeited); and (iii) if Mr. Cohen resigns at any time, he forfeits all unvested 2017 Cohen Incentive D Units and a portion of his vested 2017 Cohen Incentive D Units (determined based on years of service since the grant date).
2017 Cohen Incentive P Units. Under the terms of the 2017 Cohen Partner Agreements, Mr. Cohen was also granted 670,000 Group P Units on March 1, 2017 (the “2017 Cohen Incentive P Units”). The 2017 Cohen Incentive P Units will generally be subject to the same Service Condition and Performance Condition vesting and forfeiture conditions applicable to the Group P Units of other executive managing directors (see “Compensation Discussion and Analysis—Executive Officer Incentive Compensation Programs—Group P Units”), except as follows: (i) if Mr. Cohen is terminated without cause, all then-vested 2017 Cohen Incentive P Units will be retained, and a portion of the then-unvested 2017 Cohen Incentive P Units (determined based on years of service since the grant date) will become eligible to vest as of the date of termination (with the remaining unvested 2017 Cohen Incentive P Units forfeited) and, depending on length of service, remain outstanding and eligible to vest for a specified period following such termination; (ii) if Mr. Cohen resigns at any time, he forfeits all unvested 2017 Cohen Incentive P Units and a portion of his vested 2017 Cohen Incentive P Units (determined based on years of service since the grant date); and (iii) upon a Change of Control (as defined in the Operating Group Limited Partnership Agreements), as described below. In addition, at such time as the 2017 Cohen Incentive P Units have satisfied the conditions for exchangeability applicable to the other Group P Units (as described in “Compensation Discussion and Analysis—Executive Officer Incentive Compensation Programs—Group P Units”), (I) (x) at any time on or after the third anniversary of the grant date, 50% of the 2017 Cohen Incentive P Units will be immediately exchangeable, and (y) on and after each of the fourth, fifth and sixth anniversaries of the grant date, an additional portion of the 2017 Cohen Incentive P Units may be exchanged such that up to a cumulative percentage of the 2017 Cohen Incentive P Units equal to 66.67%, 83.33% and 100%, respectively, may be exchanged on and after such anniversary, and (II) on a termination without cause after the third, fourth and fifth anniversaries of the grant date, up to a cumulative percentage of the 2017 Cohen Incentive P Units equal to 66.67%, 83.33% and 100%, respectively, may be exchanged on and after such anniversary.
Change of Control (2017 Cohen Incentive Units). With respect to the 2017 Cohen Incentive D Units, generally in the event of a Change of Control, 50% of Mr. Cohen’s unvested 2017 Cohen Incentive D Units will vest and participate in the Change of Control to the extent provided in the Operating Group Limited Partnership Agreements, and the remaining 50% of Mr. Cohen’s unvested 2017 Cohen Incentive D Units will remain outstanding following such Change of Control and will vest on the second anniversary of such Change of Control, subject to Mr. Cohen’s continued service in a Comparable Position (as defined for this purpose in the 2017 Cohen Partner Agreements) (and subject to acceleration upon certain qualifying terminations within two (2) years of the Change of Control). With respect to the 2017 Cohen Incentive P Units, generally in the event of a Change of Control prior to the third anniversary of the grant date, 50% of the 2017 Cohen Incentive P Units that would otherwise be entitled to participate under the terms of the Limited Partnership Agreements (as defined for this purpose in the 2017 Cohen Partner Agreements) shall vest and participate on the same terms and to the same extent as other Group P Units (see “Partner

Agreements, Severance Benefits and Change in Control Provisions—Cohen Partner Agreements—2017 Cohen Incentive P Units”), and the remaining 50% of the 2017 Cohen Incentive P Units that would otherwise be entitled to participate under the terms of the Limited Partnership Agreements will vest on the second anniversary of the Change of Control, subject to his continued service in a Comparable Position (and subject to acceleration upon certain qualifying terminations within two (2) years of the Change of Control), and any remaining unvested 2017 Cohen Incentive P Units shall be forfeited. If Mr. Cohen is not offered a Comparable Position upon a Change of Control, then 100% of his 2017 Cohen Incentive D Units and 2017 Cohen Incentive P Units vest as of such Change of Control. In the event of a Change of Control on or after the third anniversary of the grant date, the 2017 Cohen Incentive P Units will participate to the same extent as other Group P Units.
Additional Payments. Under the terms of the 2017 Cohen Partner Agreements, Mr. Cohen will receive cash payments for each of fiscal years 2017, 2018 and 2019 in the aggregate amount of $2,000,000 per year, which will reduce quarterly distributions for such years on an after-tax basis.
Other Provisions. Upon vesting, all of the Group Units granted to Mr. Cohen continue to be subject to transfer restrictions, and, to the extent applicable to such Units, the conditions to conversion into Group A Units (except with respect to Mr. Cohen’s rights to exchange his 2017 Cohen Incentive P Units, to the extent described above).
Levine Partner Agreements
In connection with Mr. Levine’s appointment as Chief Legal Officer and admission as a limited partner of the Oz Operating Group entities, Mr. Levine received an offer letter, dated November 21, 2016 (the “Levine Offer Letter”), outlining the terms and conditions of his service with us. On December 9, 2016, each of the Oz Operating Group entities entered into an agreement with Mr. Levine (the “Initial Levine Partner Agreements”), pursuant to which Mr. Levine was admitted as a limited partner of the Oz Operating Group entities on January 23, 2017, and which superseded and replaced the Levine Offer Letter. On June 2, 2017, each of the Oz Operating Group entities entered into an agreement with Mr. Levine (the “Amended and Restated Levine Partner Agreements”), which amended and restated the Initial Levine Partner Agreements in their entirety. Mr. Levine entered into the Amended and Restated Levine Partner Agreements to align the terms applicable to him with the updated terms applicable to certain of our other executive managing directors which were adopted subsequent to Mr. Levine’s joining the Company. The Amended and Restated Levine Partner Agreements were subsequently amended in connection with the Recapitalization by an omnibus agreement described below in “—Subsequent Events—Recapitalization—Management Arrangements.”
In consideration of his forfeiture of certain compensation from his former employer, Mr. Levine received a sign-on cash bonus payment totaling $98,136 which was paid on May 16, 2017, and a sign-on grant of 49,557 RSUs on January 23, 2017. The RSUs are scheduled to vest in periodic installments through March 1, 2021, subject to Mr. Levine’s continued service with us on each vesting date, provided, that in the event of a withdrawal by Mr. Levine other than for cause or Mr. Levine’s resignation, any unvested RSUs will become vested on the date that the RSUs would have vested if Mr. Levine had otherwise remained in service through such date, subject to Mr. Levine’s execution of a release of claims and continued compliance with his restrictive covenant obligations.
Under the terms of the Amended and Restated Levine Partner Agreements, upon admission, Mr. Levine received a grant of 100,000 PSIs as of January 23, 2017, which number of PSIs may be increased or reduced from time to time, in accordance with the terms of the Operating Group Limited Partnership Agreements.
Under the Amended and Restated Levine Partner Agreements, Mr. Levine receives variable distributions (i.e. an annual bonus) consisting of PSI distributions and additional performance-based discretionary distributions. Mr. Levine’s variable distributions are paid partly in Group D Units and partly in cash and DCIs. Any such Group D Units granted to Mr. Levine will vest in three equal annual installments. Upon vesting, all of the Group D Units granted to Mr. Levine continue to be subject to transfer restrictions, and the conditions to conversion into Group A Units. Any DCIs granted to Mr. Levine as a part of his variable distribution in respect of 2017 will generally be subject to four-year vesting and forfeiture conditions, and DCIs granted thereafter will generally be subject to three-year vesting and the forfeiture terms contained in the DCI Plan (described above in “—Executive Officer Incentive Compensation Programs—Deferred Cash Interests”). Upon vesting, Mr. Levine will receive an amount equal to the notional investment represented by the DCIs.

Under the Amended and Restated Levine Partner Agreements, Mr. Levine is entitled to quarterly cash payments, paid to him at a rate of $500,000 per year, which amounts are paid in addition to the amounts of distributions that are made in respect of his variable distributions.
Non-Competition, Non-Solicitation and Confidentiality Restrictions
We believe that each of our executive managing directors, including all of the Named Executive Officers, should be subject to certain obligations and restrictions to not compete with us, not solicit our employees or the investors in our funds, not disparage us, and not disclose confidential information about our business and related matters. The following is a description of the material terms of such obligations and restrictions contained in the Operating Group Limited Partnership Agreements applicable to each of our executive managing directors as limited partners of the Oz Operating Group entities.
Term of Service or Employment; Full-Time Commitment. Each executive managing director has agreed to devote substantially all of his business time, skill, energy and attention to his responsibilities at the Company in a diligent manner.
Confidentiality. Each executive managing director is required, both during and after his service with us, to protect and only use confidential information in accordance with strict restrictions placed by us on its use and disclosure. Every employee of ours is subject to similar strict confidentiality obligations imposed by agreements entered into upon commencement of service with us.
Non-Competition. During the term of service of each executive managing director and during the Restricted Period (as such term is defined below for this purpose), no executive managing director may, directly or indirectly:

•	engage or otherwise participate in any manner or fashion in any business that is a competing business, either in the United States or in any other place in the world where we engage in our business;

•	render any services to any competing business; or

•	acquire a financial interest in or become actively involved with any competing business (other than as a passive investor holding minimal percentages of the stock of public companies).
Pursuant to the Governance Agreement, dated as of February 7, 2019, among the Company, intermediate holding companies, Operating Partnerships and Mr. Och, certain non-competition restrictions included in the Operating Group Limited Partnership Agreements applicable to the limited partners during the Restricted Period will not apply to any investment related activities or other activities of Willoughby Capital Holdings, LLC (“Willoughby Capital”), Mr. Och’s family office, its employees or related trusts or affiliates (collectively, “Willoughby”) or Mr. Och or his related trusts, affiliates or related parties (collectively, the “DSO Parties”); provided that (i) for so long as Mr. Och is on the Board, the DSO Parties will be subject to restrictions with respect to investment related activities that are no more restrictive than those applicable to any other non-employee director and (ii) during the Restricted Period, Willoughby and the DSO Parties may not invest in an operating entity of, or in the case of Mr. Och, serve as a director, officer, employee or consultant of, any hedge fund or real estate private equity fund except (a) as a passive investor holding less than 2% of the issued and outstanding stock of public companies or (b) as an investor in any operating entity that invests solely on behalf of Willoughby or the DSO Parties.
So long as Willoughby Capital qualifies for the “family office” exemption under the Advisers Act as amended from time to time, certain non-competition and non-solicitation restrictions included in the Operating Group Limited Partnership Agreements applicable to the limited partners during the Restricted Period will not prohibit Willoughby or the DSO Parties from engaging in any investment activities alongside any of the Company, its subsidiaries and their respective affiliates’ current or prospective investors.
Non-Solicitation and Non-Interference. Generally, during the term of service of each executive managing director and during the Restricted Period, no executive managing director may, directly or indirectly, in any manner solicit any of our other executive managing directors, directors, officers or employees to terminate their relationship or service with us, or hire any person who was employed by us or was one of our executive managing directors or directors as of the date of such executive managing director’s termination or whose service or relationship with us terminated within two (2) years prior to or after the date of such executive managing director’s termination. Additionally, in general, no executive managing director may solicit, or encourage ceasing to work with us, any consultant, agent or senior adviser who the individual knows or should know is under contract with us.

In addition, generally during the term of service of each executive managing director and during the Restricted Period, such executive managing director may not, directly or indirectly, in any manner solicit or induce any of our current, former or prospective investors, financing sources, capital market intermediaries or consultants to terminate (or diminish in any material respect) his or its relationship with us for the purpose of associating with any competing business, or otherwise encourage such investors, financing sources, capital market intermediaries or consultants to terminate (or diminish in any respect) his or its relationship with us for any other reason.
Non-Disparagement. During the term of service of each executive managing director, and at all times following the termination of the executive managing director’s service, the executive managing director is prohibited from disparaging us in any way or making any defamatory comments regarding us.
Restricted Period. For purposes of the foregoing covenants, the “Restricted Period” for each of our Named Executive Officers (other than Mr. Och) and for most of our other executive managing directors, means the two-year period immediately following the date of termination of his association with us for any reason. With respect to Mr. Och and his related trusts, affiliates and related parties, the “Restricted Period” ends on December 5, 2020.
Intellectual Property. Each executive managing director is subject to customary intellectual property covenants with respect to works created, invented, designed or developed by such individual that are relevant to or implicated by the executive managing director’s service with us.
Other Provisions. In the case of any breach of the non-competition or non-solicitation provisions described above by an executive managing director, all of such executive managing director’s vested and unvested Group Units and any Class A Shares issued upon exchange of Group A Units, will be reallocated to the remaining active executive managing directors. In addition, in the case of any breach of the non-competition or non-solicitation provisions described above by an executive managing director, the executive managing director will be required to pay us an amount equal to the total after-tax proceeds received from the sale of any Class A Shares, and any distributions thereon, issued upon exchange of Group A Units during the two-year period prior to the date of such breach, along with the after-tax portion of any performance cash awards conditionally granted to our executive managing directors under the Partner Incentive Pool in respect of the two-year period prior to the date of such breach. In addition, such breaching executive managing director will no longer be entitled to receive payments under the tax receivable agreement we executed with our executive managing directors and the Ziffs in connection with our IPO. We may elect to waive enforcement of any or all of the foregoing consequences in our sole discretion.
Resignation of Chief Executive Officer During 2018
On January 30, 2018, we announced that Mr. Shafir was succeeding Mr. Och as Chief Executive Officer of the Company, as of February 5, 2018. Pursuant to the Recapitalization, Mr. Och recently delivered a resignation as Chairman of the Board effective March 31, 2019. Mr. Och also delivered a resignation as a member of the Board of Directors to become effective as of the next annual meeting of shareholders that occurs at least 30 days following the Transition Date. In addition, Mr. Och delivered a resignation (to become effective as of the Transition Date) from all officer positions of, and from the internal committees, boards of directors, boards of managers and similar governing bodies of, all subsidiaries of the Company and all investment funds or accounts managed by us.
Resignation of Chief Financial Officer During 2018
On April 12, 2018, Ms. Haas submitted her resignation as Chief Financial Officer of the Company and her service with us ended on June 1, 2018. Ms. Haas did not receive an annual bonus for 2018.
Modification to Relinquishment Agreement
The General Partners entered into a Relinquishment Agreement with Daniel S. Och and certain family trusts over which Mr. Och has investment control (the “Och Trusts”) effective as of March 1, 2017 (the “Relinquishment Agreement”). Pursuant to the terms of the Relinquishment Agreement, Mr. Och and the Och Trusts agreed to cancel, in the aggregate, 3.0 million of their vested Group A Units (equivalent to 30.0 million prior to adjustment for the Reverse Share Split). The Relinquishment Agreement also provided that if any of the Group D Units granted to James S. Levin on March 1, 2017 were forfeited, such forfeited units would be reallocated to Mr. Och and the Och Trusts pursuant to the terms of the limited partnership agreements of the Operating Partnerships, up to an aggregate amount of 3.0 million Group Units (equivalent to 30.0 million prior to adjustment for the Reverse Share Split).
The Company and the parties to the Relinquishment Agreement subsequently entered into a Cancellation, Reallocation and Grant Agreement, dated March 28, 2018 and effective as of February 16, 2018, which replaced and superseded the Relinquishment Agreement in its entirety (the “Reallocation Agreement”). Pursuant to the Reallocation Agreement, Mr. Och and the Och Trusts relinquished their rights to receive the 3.0 million Group Units (equivalent to 30.0 million prior to adjustment for the Reverse Share Split) forfeited by Mr. Levin described above, which have been canceled, and Mr. Och instead was provided with the right to direct the General Partners to issue, for strategic hires and/or other business initiatives, up to 2.7 million Group Units (equivalent to 27.0 million prior to adjustment for the Reverse Share Split) (the “Reallocable Group Units”). Subsequently, as part of the Recapitalization, Mr. Och waived his right to reallocate (and, under certain circumstances, be reissued) the Reallocable Group Units.
Subsequent Events
Recapitalization
As previously disclosed, on December 6, 2018, the Company announced that the Company and certain of its subsidiaries, and Daniel S. Och, the Chairman of the Board and its largest shareholder, entered into the Letter Agreement providing for, among other things, the Recapitalization. On February 7, 2019, the Company and certain of its subsidiaries entered into the Implementing Agreements providing for the consummation of the Recapitalization (the “Recapitalization Closing”).
Pursuant to the Recapitalization, Mr. Och and the other holders of Group A Units in each of the Operating Partnerships have collectively reallocated 35% of their Group A Units to existing members of senior management and for potential grants to new hires (the “Class A Reallocation”). The Class A Reallocation has been effected by (i) recapitalizing such Group A Units into Group A-1 Units held by the holders of the Group A Units and (ii) creating and making grants to existing members of senior management (and reserving for future grants to active executive managing directors and new hires) of Group E Units. As more fully described below, the Group A-1 Units will be canceled at such time and to the extent as such Group E Units vest and achieve a book-up. Upon vesting, holders of Group E Units will be entitled to vote a corresponding number of Class B Shares. Following the Liquidity Redemption and Mr. Och’s receipt of the Credit Fund Balance Redemption (as defined below), and until such time as the relevant Group E Units become vested, the Class B Shares corresponding to the Group A-1 Units will be voted pro rata in accordance with the vote of the Class A Shares held by non-affiliates (the “Class A-1 Voting Holiday”). The Recapitalization also provided holders of Group D Units with a one-time election (the “Class D Election”) to convert such holders’ Group D Units into Group E Units, discussed further below.
The receipt by Mr. Och and his related parties of redemption proceeds associated with the redemption of all of their liquid balance in the investment funds or accounts managed by the Company, its subsidiaries and their respective affiliates (other than their liquid balances in the OZ Credit Opportunities Master Fund, Ltd.), for which redemption notices were delivered to effect such redemptions for the quarters ended December 31, 2018 and March 31, 2019 is referred to as the “Liquidity Redemption.” Mr. Och submitted redemption notices for all liquid balances of Mr. Och and his related parties to effect the Liquidity Redemption. The redemption by Mr. Och and his related parties of all their liquid balances in the OZ Credit Opportunities Master Fund, Ltd., which is expected to be redeemed in full on September 30, 2019, for which redemption notices have been delivered is referred to as the “Credit Fund Balance Redemption.”
In the Recapitalization, (i) $200.0 million of the existing preferred units issued by the Operating Partnerships (the “Existing Preferred”) was restructured into new debt of the Operating Partnerships (the “Debt Securities”) and (ii) the remaining $200.0 million of Existing Preferred was restructured into new preferred equity securities of the Operating Partnerships (the “New Preferred Securities”), each as described below (collectively, the “Existing Preferred Restructuring”). In addition, the holders of the Existing Preferred have forfeited an additional 749,813 Group A Units (which were recapitalized into Group A-1 Units).

In addition, as part of the Recapitalization, Oz Operating Group initiated a distribution holiday (the “Distribution Holiday”) on the Group A Units, Group D Units, Group E Units, Group P Units, PSIs, and on certain RSUs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income (as defined in the Operating Group Limited Partnership Agreements) is realized and (y) April 1, 2026.
The Implementing Agreements for the Recapitalization include, among others:

•
Agreements and Plans of Merger (providing for, among other things, the mergers which give effect to the Class A Reallocation and the Existing Preferred Restructuring and pursuant to which the Operating Group Limited Partnership Agreements will be amended and restated, in each case, effective upon the Recapitalization Closing);

•
Restated Operating Group Limited Partnership Agreements (providing for, among other things, changes with respect to the terms of the classes of units of the Operating Partnerships, including the Class D Election, liquidity events, book-up provisions, the Distribution Holiday and withdrawal rights);

•
Distribution Holiday Agreements, as defined below (providing for, among other things, the application of the Distribution Holiday to the RSUs held by the Company’s Chief Executive Officer and the independent directors of the Board);

•	Amended and Restated Class A Exchange Agreement (providing for, among other things, rights and procedures relating to the exchange of vested and booked-up Group A Units);

•	Amended and Restated Registration Rights Agreement (providing for, among other things, the registration and resale of Class A Shares delivered in exchange for Operating Partnership units);

•	New Preferred Unit Designations (providing for, among other things, the terms of the New Preferred Securities issued in the mergers to effect, in part, the Existing Preferred Restructuring);

•	Subordinated Credit Agreement (providing for, among other things, the terms of the Debt Securities issued in the mergers to effect, in part, the Existing Preferred Restructuring);

•	Amended Credit Agreement (providing for, among other things, the consent of the applicable lenders to the Recapitalization pursuant to an amendment to the 2018 Credit Facility (as defined therein));

•	TRA Amendment (amending the tax receivable agreement in connection with the Recapitalization);

•
Governance Agreement (providing for, among other things, the redemption by Mr. Och and related parties of certain balances in the Company funds, certain proxies and voting arrangements, changes to Mr. Och’s director, officer, committee and other positions at the Oz Operating Group entities, certain non-competition and non-solicitation matters, name changes, waiver of general release requirements and escrow arrangements);

•	Consent Agreements (providing for, among other things, release and indemnification arrangements in connection with the Recapitalization); and

•
Management Arrangements (as defined below) and other compensation arrangements (providing for certain compensation and other agreements between the Oz Operating Group and certain members of senior management).

Set forth below is a summary of the Implementing Agreements for the Recapitalization as they relate to executive compensation matters.
Group D Units. Pursuant to the Class D Election, each Group D Unit converted into one Group E-2 Unit. Group E-2 Units are only entitled to future profits and gains and generally vest (i) with respect to Group E-2 Units issued to former executive managing directors, on the date of grant and (ii) with respect to Group E-2 Units issued to active executive managing directors that (a) were converted from vested Group D Units, on December 31, 2019, (b) were converted from unvested Group D Units that were scheduled to vest within 12 months of January 31, 2019, on December 31, 2019, or (c) were converted from any other unvested Group D Units, on the date such Group D Units would have vested; provided that in each case the recipient remains in continuous service through each vesting date, subject to accelerated vesting or continued vesting, as applicable, upon the occurrence of certain liquidity events or a qualifying termination of service.
Group E Units. The Operating Group Limited Partnership Agreements set forth the terms of the Group E-1 Units and Group E-2 Units. Group E-1 Units are only entitled to future profits and gains and generally vest (i) with respect to Group E-1 Units issued to a limited partner holding Group A-1 Units, up to and including the number of Group A-1 Units held by such limited partner immediately following the Recapitalization, on December 31, 2019 and (ii) with respect to all other Group E-1 Units, one-third on each of December 31, 2020, December 31, 2021, and December 31, 2022; provided that in each case the recipient remains in continuous service through each vesting date, subject to accelerated vesting or continued vesting, as applicable, upon the occurrence of certain liquidity events or a qualifying termination of service. The vesting terms of Group E-2 Units are described above in the immediately preceding paragraph. The Operating Partnerships will cause the Company to issue one Class B Share to each holder of Group E Units upon the vesting of each such Group E Unit.
At the Recapitalization Closing, the Oz Operating Group conditionally issued (subject to certain vesting and forfeiture conditions) an aggregate of 9,655,232 Group E-1 Units to certain active executive managing directors. The general partner of the applicable Operating Partnership (“General Partner”) may conditionally issue additional Group E Units (“Additional Group E Units”) in each Operating Partnership to active individual limited partners, in an aggregate number not to exceed the amount described in the Operating Group Limited Partnership Agreements, as specified by the Chief Executive Officer of the Company (with the approval of the Compensation Committee, if applicable).
The Operating Group Limited Partnership Agreements generally prohibit the Oz Operating Group, without the consent of the holders of a majority of Group E Units (until Group E Units representing less than 10% of the Group E-1 Units and Group E-2 Units remain outstanding), from: (A) taking any action that is adverse to the holders of Group E Units in a manner disproportionate to the holders of the Class A Shares; (B) creating any new class of equity securities that would be senior or pari passu to the Group E Units or creating any equity securities in any subsidiary of any of the Operating Partnerships (or amending the terms of an existing class of equity securities to become such equity securities) until the achievement of book-up for all Group E Units following the end of the Distribution Holiday; or (C) amending the book-up provisions of the Operating Group Limited Partnership Agreements in a manner that is adverse to the Group E Units, except as required by a change in applicable law or upon the written advice of outside counsel to the Oz Operating Group. In connection with any such consents to be obtained from the holders of Group E Units, no consent fee or other consideration shall be offered to such holders.
Distribution Holiday. The Operating Group Limited Partnership Agreements have been revised to provide for the Distribution Holiday, which shall terminate on the earlier of (x) 45 days after the last day of the first calendar quarter in which an aggregate of $600.0 million of Distribution Holiday Economic Income (as defined in the Operating Group Limited Partnership Agreements) has been realized and (y) April 1, 2026. During the Distribution Holiday, (i) the Operating Partnerships shall only make distributions with respect to Group B Units, (ii) the performance thresholds of Group P Units shall be adjusted to take into account performance and distributions during such period, (iii) RSUs will receive in-kind distributions in respect of dividends or distributions paid on the Company’s Class A Shares, in each of the foregoing clauses (i) and (ii) in an aggregate amount not to exceed $4.00 per Group P Unit or RSU (equivalent to $0.40 prior to adjustment for the Company’s reverse share split that was effective as of January 3, 2019), as applicable, cumulatively during the Distribution Holiday, and in accordance with their existing terms (provided that such $4.00 cap shall not apply to any RSUs held by non-executive managing director employees or executive managing directors who are not receiving Group E Units) and (iv) income shall be allocated for book and tax purposes to reflect the revised distribution entitlements of the Group A / B / D / E / P Units. Following the termination of the Distribution Holiday, Group A Units, Group D Units and Group E Units (whether vested or unvested) shall receive distributions even if such Group A Units, Group D Units and Group E Units, as applicable, have not been booked-up.
Distribution Holiday Agreements. In connection with the Distribution Holiday, at the Recapitalization Closing, the Company entered into (i) a letter agreement with Robert Shafir, the Company’s Chief Executive Officer (the “Shafir Distribution Holiday Agreement”), and (ii) letter agreements with each of the independent directors of the Board who holds RSUs (each, a “Director Distribution Holiday Agreement”), in each case, to provide that the Distribution Holiday applies to the RSUs owned by

Mr. Shafir and the independent directors of the Board, respectively (the Shafir Distribution Holiday Agreement and each Director Distribution Holiday Agreement, collectively, the “Distribution Holiday Agreements”).
Management Arrangements. In connection with the Recapitalization, at the Recapitalization Closing, each of Messrs. Sipp, Levin, Cohen and Levine and certain other executive managing directors of the Company, each of whom is a member of senior management and a limited partner of the Operating Partnerships, entered into certain omnibus agreements with each of the Operating Partnerships (the “Management Arrangements”) in order to implement the transactions contemplated by the Letter Agreement.
Management Arrangement with Thomas Sipp. The omnibus agreement between Mr. Sipp and each of the Operating Partnerships, which is effective as of the Recapitalization Closing, amends the Sipp Partner Agreements to provide for, among other things, the following:

•
The term of the Sipp Partner Agreements was modified to end on December 31, 2022 (from a term ending on December 31, 2020). If Mr. Sipp’s service continues following the expiration of the term, his service will be on an at-will basis, subject to certain provisions in the Sipp Partner Agreements, as amended, that will survive the expiration of the term.

•
Effective for the 2018 fiscal year and thereafter during the term, Mr. Sipp is eligible to receive a discretionary annual bonus, which may be paid in a combination of current cash, deferred cash or RSUs, as determined by the Compensation Committee, and targeted in the amount of $3,000,000 for the 2018 fiscal year (as prorated to reflect his partial year of service in 2018) and $2,500,000 for the 2019 fiscal year and thereafter and in the form of 75% current cash and 25% in a combination of deferred cash or RSUs; provided, that Mr. Sipp’s minimum annual amount of compensation (inclusive of his annual draw) will be equal to $2,000,000 effective for the 2018 fiscal year and thereafter during the term; provided, further, that current cash will not represent less than 75% of the annual compensation for any fiscal year, unless the Company adopts a uniform system of break points for high earners applicable to all executive managing directors subject to approval by the Compensation Committee and the Chief Executive Officer. Notwithstanding the foregoing, the total annual amount of compensation payable to Mr. Sipp for any fiscal year, inclusive of his annual draw, will be reduced by 10% from the total annual amount of compensation that would otherwise be payable in respect of such fiscal year; provided, that such reduction will apply to the amount of the annual bonus (and will not reduce the annual draw) for such fiscal year.

•
Mr. Sipp’s omnibus agreement provides that if Mr. Sipp remains in service through December 31, 2022, irrespective of whether the term is extended, any RSUs then held by Mr. Sipp will continue to vest on the date such RSUs are scheduled to vest as if Mr. Sipp were to remain in service on each applicable vesting date.

•
In connection with the Recapitalization, Mr. Sipp received an additional grant of 250,000 Group E-1 Units, subject to the vesting and other terms and conditions of the applicable award agreement and the Operating Group Limited Partnership Agreements (as described above under “Executive and Director Compensation—Compensation Discussion and Analysis—Subsequent Events—Recapitalization”).

•
Pursuant to the Sipp Partner Agreements as in effect prior to the omnibus agreement, Mr. Sipp was subject to a non-compete covenant for a one-year period upon his withdrawal from the Operating Group entities for any reason. The omnibus agreement modified the duration of this non-compete covenant to provide that (i) upon a withdrawal for any reason other than without cause, the non-compete period is (A) twenty-four (24) months if the withdrawal occurs any time on or prior to December 31, 2020, or (B) twelve (12) months if the withdrawal occurs on or after January 1, 2021, and (ii) upon a withdrawal without cause, the non-compete period is twelve (12) months or such lesser period as may be determined by the Board.

Management Arrangement with James Levin. The omnibus agreement between Mr. Levin and each of the Operating Partnerships, which is effective as of the Recapitalization Closing, amends the 2018 Levin Partner Agreements to provide for, among other things, the following:

•
The term of the 2018 Levin Partner Agreements was extended to December 31, 2022 (from a term ending on December 31, 2019), subject to certain provisions in the 2018 Levin Partner Agreements, as amended, that will survive the expiration of the term.

•
Mr. Levin’s minimum annual amount of compensation (inclusive of his annual draw) was reduced by 20% to $6,000,000 (from $7,500,000) effective for the 2018 fiscal year and thereafter during the term. In addition, Mr. Levin’s Participation Ratio for purposes of calculating his annual bonus during such period was reduced by 20% to a range of 0.88% to 1.2% (from the range of 1.1% to 1.5%) of the Company’s gross profit and loss for the applicable fiscal year.

•
In connection with the Recapitalization, Mr. Levin received a grant of 269,867 Group E-1 Units in respect of his recapitalization of an equal number of Group A-1 Units and an additional grant of 3,290,511 Group E-1 Units, in each case, subject to the respective applicable vesting and other terms and conditions of the applicable award agreement and the Operating Group Limited Partnership Agreements (as described above under “Executive and Director Compensation—Compensation Discussion and Analysis—Subsequent Events—Recapitalization”). Notwithstanding the foregoing, if Mr. Levin remains in service through December 31, 2022 and the General Partner elects not to make a Company Extension Offer (as defined in the 2018 Levin Partner Agreements, as amended by the omnibus agreement, as described below) to extend the term beyond December 31, 2022, then any unvested Group E-1 Units issued in respect of his forfeited Group A-1 Units will become vested on the regularly scheduled vesting date and a number of Additional Group E Units that are scheduled to vest during the subsequent 12 months will become vested on December 31, 2022.

•
Pursuant to the 2018 Levin Partner Agreements as in effect prior to the omnibus agreement, Mr. Levin was subject to a non-compete covenant for a two-year period upon his withdrawal from the Operating Group entities for any reason prior to December 31, 2019, which was subject to a reduction to one (1) year upon his withdrawal (i) for any reason on or after December 31, 2019 or (ii) as a result of (A) his withdrawal without cause during the term or (B) a resignation following a Change of Control (as defined for this purpose in the 2018 Levin Partner Agreements) in which his role or the 2018 Levin Partner Agreements were not continued or a Change in Position (as defined in the 2018 Levin Partner Agreements), unless in the case of this clause (ii) the General Partner elects to make a $30,000,000 payment to Mr. Levin payable in installments over a 24-month period.

•	The omnibus agreement modified the duration of this non-compete covenant to provide for the following:

◦
Upon a withdrawal without cause, the non-compete period is twelve (12) months or such lesser period as may be determined by the Board, unless for a withdrawal on or prior to December 31, 2021 the General Partner elects to make a $30,000,000 payment to Mr. Levin (as described above) in exchange for a 24 month non-compete period.

◦
Upon a withdrawal for any reason other than without cause, the non-compete period is (i) twenty-four (24) months if the withdrawal occurs any time prior to December 31, 2021, or (ii) 12 months if the withdrawal occurs on or after December 31, 2021, except that, (A) if a Trigger Event (as defined below) occurs on or prior to December 31, 2019, then the non-compete period is (x) twenty-four (24) months if the withdrawal occurs prior to January 1, 2020, or (y) twelve (12) months if the withdrawal occurs on or after January 1, 2020; or (B) if a Trigger Event occurs on or after January 1, 2020 and prior to December 31, 2021, then the non-compete period is twelve (12) months. A “Trigger Event” means a breach of any of the terms in the sections labeled “Class B Shareholder Committee,” “DSO Continuing Role,” and the second bullet of the section labeled “DSO Titles” of the Governance Agreement by and among Daniel S. Och and certain Och-Ziff entities, dated February 5, 2018.

◦
The non-compete period is twelve (12) months if Mr. Levin experiences a withdrawal due to his resignation following a Change in Position, unless for a withdrawal on or prior to December 31, 2021 the General Partner elects to make a $30,000,000 payment to Mr. Levin in exchange for a 24 month non-compete period.

•
The definition of a “Company Extension Offer” under the 2018 Levin Partner Agreements was modified to refer to an offer by the General Partner to Mr. Levin to extend the term of the 2018 Levin Partner Agreements beyond December 31, 2022 for at least one (1) year pursuant to the terms and conditions set forth in the 2018 Levin Partner Agreements.

•	Other conforming changes were made to the 2018 Levin Partner Agreements to reflect the extension of the term to December 31, 2022.
Management Arrangement with David Levine. The omnibus agreement between Mr. Levine and each of the Operating Partnerships, which is effective as of Recapitalization Closing, amends the Amended and Restated Levine Partner Agreements to provide for, among other things, the following:

•
The term of the Amended and Restated Levine Partner Agreements was modified to end on December 31, 2022 (from an unspecified term). If Mr. Levine’s service continues following the expiration of the term, his service will be on an at-will basis, subject to certain provisions in the Amended and Restated Levine Partner Agreements, as amended, that will survive the expiration of the term.

•
Effective for the 2018 fiscal year and thereafter during the term, Mr. Levine is eligible to receive a discretionary annual bonus, which may be paid in a combination of current cash, deferred cash or RSUs, as determined by the Compensation Committee, and targeted in the amount of $2,300,000 and in the form of 75% current cash and 25% in a combination of deferred cash or RSUs; provided, that Mr. Levine’s minimum annual amount of compensation (inclusive of his annual draw) will be equal to $2,000,000 effective for the 2018 fiscal year (reduced from $2,200,000 for such fiscal year) and thereafter during the term; provided, further, that current cash will not represent less than 75% of the annual compensation for any fiscal year, unless the Company adopts a uniform system of break points for high earners applicable to all executive managing directors subject to approval by the Compensation Committee and the Chief Executive Officer. Notwithstanding the foregoing, the total annual amount of compensation payable to Mr. Levine for any fiscal year, inclusive of his annual draw, is reduced by 10% from the total annual amount of compensation that would otherwise be payable in respect of such fiscal year; provided, that such reduction will apply to the amount of the annual bonus (and will not reduce the annual draw) for such fiscal year.

•
In connection with the Recapitalization, Mr. Levine received an additional grant of 150,000 Group E-1 Units, subject to the vesting and other terms and conditions of the applicable award agreement and the Operating Group Limited Partnership Agreements (as described above under “Executive and Director Compensation—Compensation Discussion and Analysis—Subsequent Events—Recapitalization”).

•
Pursuant to the Amended and Restated Levine Partner Agreements as in effect prior to the omnibus agreement, Mr. Levine was subject to a non-compete covenant for a one-year period upon his withdrawal from the Oz Operating Group entities for any reason. The omnibus agreement modified the duration of this non-compete covenant to provide that (i) upon a withdrawal for any reason other than without cause, the non-compete period is (A) twenty-four (24) months if the withdrawal occurs any time on or prior to December 31, 2020, or (B) twelve (12) months if the withdrawal occurs on or after January 1, 2021, and (ii) upon a withdrawal without cause, the non-compete period is twelve (12) months or such lesser period as may be determined by the Board.

Management Arrangement with Wayne Cohen. The omnibus agreement between Mr. Cohen and each of the Operating Partnerships, which is effective as of the Recapitalization Closing, amends the Cohen Partner Agreements to provide for, among other things, the following:

•
The term of the Cohen Partner Agreements was modified to end on December 31, 2022 (from a term continuing through at least March 1, 2023). If Mr. Cohen’s service continues following the expiration of the term, his service will be on an at-will basis, subject to certain provisions in the Cohen Partner Agreements that will survive the expiration of the term.

•
Effective for the 2018 fiscal year and thereafter during the term, Mr. Cohen is eligible to receive a discretionary annual bonus, which may be paid in a combination of current cash, deferred cash or RSUs, as determined by the Compensation Committee, and targeted in the amount of $1,000,000 and in the form of 75% current cash and 25% in a combination of deferred cash or RSUs; provided, that current cash will not represent less than 75% of the annual bonus for any fiscal year, unless the Company adopts a uniform system of break points for high earners applicable to all executive managing directors subject to approval by the Compensation Committee and the Chief Executive Officer. Notwithstanding the foregoing, the total annual amount of compensation payable to Mr. Cohen for any fiscal year, inclusive of his annual draw, is reduced by 10% from the total annual amount of compensation that would otherwise be payable in respect of such fiscal year; provided, that such reduction will apply to the amount of the annual bonus (and will not reduce the annual draw) for such fiscal year.

•	Mr. Cohen is eligible to participate in the Partner Incentive Pool, as extended through the Distribution Holiday, commencing with the 2018 fiscal year and thereafter during the Distribution Holiday.

•
In connection with the Recapitalization, Mr. Cohen received a grant of 124,232 Group E-1 Units in respect of his recapitalization of an equal number of Group A-1 Units and an additional grant of 200,000 Group E-1 Units, in each case, subject to the respective vesting and other terms and conditions of the applicable award agreement and the Operating Group Limited Partnership Agreements (as described above under “Executive and Director Compensation—Compensation Discussion and Analysis—Subsequent Events—Recapitalization”).

•
Pursuant to the Cohen Partner Agreements as in effect prior to the omnibus agreement, Mr. Cohen was subject to a non-compete covenant for a two-year period upon his withdrawal from the Operating Group entities for any reason. The omnibus agreement modified the duration of this non-compete covenant to provide that (i) upon a withdrawal for any reason other than without cause, the non-compete period is (A) twenty-four (24) months if the withdrawal occurs any time on or prior to December 31, 2020, or (B) 12 months if the withdrawal occurs on or after January 1, 2021, and (ii) upon a withdrawal without cause, the non-compete period is twelve (12) months or such lesser period as may be determined by the Board.

Extension of Partner Incentive Pool. In connection with the Recapitalization, effective as of the Recapitalization Closing, the Compensation Committee approved the extension of the Partner Incentive Pool to continue during the Distribution Holiday, providing for payment of bonuses to participants upon allocation of a pool calculated based on (i) the gross profit and loss of certain Oz funds multiplied by (ii) a percentage of the pool size, which is subject to a minimum amount of 0.25%. The extension of the Partner Incentive Pool will not be on terms more favorable than those in effect under the 2018 Partner Incentive Pool as originally adopted. For additional information regarding the Partner Incentive Pool as originally adopted, see “Executive and Director Compensation—Compensation Discussion and Analysis—Executive Officer Incentive Compensation Programs—Partner Incentive Pool.”
Amendment to 2013 Plan. In connection with the Recapitalization, effective as of the Recapitalization Closing, the Board approved the Plan Amendment, subject to and conditioned upon the approval by the Company’s shareholders, to increase the number of Class A Shares authorized for issuance thereunder in order to implement the issuance of the Group E Units in connection with the Recapitalization, as described in Proposal No. 1.
For additional information concerning the Recapitalization and the applicable Implementing Agreements, see the Company’s Current Report on Form 8-K, filed February 11, 2019.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K and, based on such review and discussion, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K.
Submitted by the members of the Compensation Committee:

Allan S. Bufferd, Chair
Marcy Engel
Michael D. Fascitelli

Summary Compensation Table for 2018
The following table provides summary information concerning the compensation of our Named Executive Officers, who include our Chief Executive Officer, our Chief Financial Officer, each of our three other most highly compensated employees who served as executive officers for the fiscal year ended December 31, 2018 and who were serving as executive officers at the end of such fiscal year. In addition, the following table provides summary information concerning the compensation of Daniel S. Och, who was our Chief Executive Officer until February 5, 2018, and Alesia Haas, who was our Chief Financial Officer until April 12, 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)	Total ($)
Robert S. Shafir(5)(6)	2018	1,809,524	1,200,000	47,779,522	—	1,547	50,790,593
Chief Executive Officer, Executive Managing Director

Thomas M. Sipp(7)(8)	2018	331,044	1,686,125	6,330,000	—	38,698	8,385,867
Chief Financial Officer, Executive Managing Director

James Levin(9)(10)	2018	—	4,200,000	32,294,000	215,091	36,744	36,745,835
Chief Investment Officer, Executive Managing Director	2017	—	4,000,000	48,750,000	3,016,030	2,800,536	58,566,566
	2016	—	4,000,000	3,174	70,000	10,941,483	15,014,657

Wayne Cohen(11)(12)	2018	—	2,574,587	—	228,624	35,399	2,838,610
President, Chief Operating Officer, Executive Managing Director	2017	—	2,000,000	8,375,000	495,352	1,196,057	12,066,409
	2016	—	2,000,000	543	—	1,723,686	3,724,229

David Levine(13)(14)(15)	2018	500,000	1,439,587	—	—	31,211	1,970,798
Chief Legal Officer, Executive Managing Director	2017	500,000	1,353,136	1,824,284	—	22,154	3,699,574

Daniel S. Och(16)(17)(18)	2018	—	—	—	—	661,773	661,773
Chairman of the Board of Directors, Executive Managing Director, Former Chief Executive Officer	2017	—	—	376,823	—	932,063	1,308,886
	2016	—	—	23,370	—	1,186,369	1,209,739

Alesia Haas(19)(20)	2018	250,000	—	—	2,651	13,004	265,655
Former Chief Financial Officer	2017	500,000	2,100,000	625,000	17,231	47,768	3,289,999
	2016	229,169	572,916	—	—	40,534	842,619
_______________

(1)
The “Bonus” column reflects 2018 annual cash bonuses paid to Messrs. Shafir, Sipp, Levin, Cohen and Levine pursuant to their respective partner agreements and, solely with respect to each of Messrs. Sipp, Cohen and Levine, amounts paid for 2018 under the Partner Incentive Pool. For further information concerning the respective Partner Agreements, see “Executive and Director Compensation—Compensation Discussion and Analysis—Employment Agreements, Severance Benefits and Change in Control Provisions” above. For further information concerning the Partner Incentive Pool, see “Executive and Director Compensation—Compensation Discussion and Analysis—Executive Officer Incentive Compensation Programs—Partner Incentive Pool” above.

(2)
The dollar amounts in the “Stock Awards” column do not reflect cash or other compensation actually received by the Named Executive Officers, but instead represent the aggregate grant date fair value of equity calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (“ASC Topic 718”). More information regarding the 2018 stock awards is shown in the “2018 Grants of Plan-Based Awards” table below. Also, see Note 12 to the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information concerning the assumptions underlying our ASC Topic 718 calculations for equity awards.

(3)
With respect to Mr. Shafir, the “Stock Awards” column for 2018 includes the grant date fair value of the following grants: $30,840,000 representing the grant of the Shafir Sign-On RSUs; $11,820,000 representing the grant of the Sign-On PSUs (which grant date fair value was determined based on the probable outcome of the performance condition to which such Sign-On PSUs are subject which assumes maximum level of achievement of the performance condition); and $5,119,522 representing the grant of RSUs in connection with his first annual grant of RSUs under the Shafir Employment Agreement. With respect to Mr. Sipp, the amount shown in the “Stock Awards” column for 2018 represents the grant date fair value of the Sipp Sign-On RSUs. With respect to Mr. Levin, the amount shown in the “Stock Awards” column for 2018 represents the grant date fair value of 1,340,000 RSUs granted pursuant to the Levin Partner Agreements. Because the RSUs awarded to Messrs. Sipp, Levin, Cohen and Levine in respect of their 2018 annual bonuses were granted in 2019, SEC disclosure rules do not require that they be reflected in the “Summary Compensation Table” or the “Grants of Plan-Based Awards” table below. We describe these grants in the “Executive and Director Compensation—Compensation Discussion and Analysis—Highlights of 2018 Compensation” section above because they were awarded to Messrs. Sipp, Levin, Cohen and Levine in respect of their 2018 annual bonuses.

(4)
The “Non-Equity Incentive Plan Compensation” column for 2018 represents compensation expense recognized with respect to Group D Units, which are non-equity profits interests in the Oz Operating Group entities. These Units receive cash distributions equal in amount to, and at the same time as, distributions paid with respect to Group A Units, corresponding to the timing of the dividends paid to holders of our Class A Shares. Thus, the distribution occurs in the following quarter from when the compensation expense is recognized.

(5)
The dollar amounts in the “Non-Equity Incentive Plan Compensation” column for 2018 do not reflect the portion of the 2018 annual bonuses payable to each of Messrs. Shafir, Sipp, Levin, Cohen and Levine in the amount of $800,000, $366,000, $900,000, $87,500, and $315,000, respectively, in each case, in the form of DCIs awarded under the DCI Plan. For additional information regarding the DCIs, please see “Compensation Discussion and Analysis—Executive Officer Incentive Compensation Programs—Deferred Cash Interests” above.

(6)	Mr. Shafir joined the Company as Chief Executive Officer on February 5, 2018.

(7)	With respect to Mr. Shafir, the “All Other Compensation” column for 2018 reflects a payment of $1,547 for medical insurance.

(8)	Mr. Sipp joined the Company as Chief Financial Officer on April 16, 2018.

(9)	With respect to Mr. Sipp, the “All Other Compensation” column for 2018 reflects: (i) a payment of $20,807 for medical insurance; and (ii) a payment of $17,891 for reallocation reimbursement.

(10)
With respect to Mr. Levin, the “All Other Compensation” column for 2018 reflects: (ii) a payment of $31,211 for medical insurance; and (ii) a payment of $5,533 made on behalf of Mr. Levin with respect to his share of estate and tax preparation and planning services provided to all of our executive managing directors.

(11)
With respect to Mr. Levin, the “All Other Compensation” column for 2017 reflects: (i) a net distribution of $2,755,024 on his Class C Non-Equity Interests to adjust for allocations of 2017 taxable income previously made to Mr. Levin; (ii) $24,168 for medical insurance; and (iii) a payment of $21,344 made on behalf of Mr. Levin with respect to his share of estate and tax preparation and planning services provided to all of our executive managing directors.

With respect to Mr. Levin, the “All Other Compensation” column for 2016 increased by $4,188,785, from the amount reported in our 2017 annual proxy statement to reflect additional discretionary distributions to Mr. Levin on his Class C Non-Equity Interests to adjust for allocations of 2016 taxable income previously made to Mr. Levin that were paid in 2017 after the filing of our 2017 annual proxy statement.

(12)
With respect to Mr. Cohen, the “All Other Compensation” column for 2018 reflects: (i) a payment of $31,211 for medical insurance; and (iii) a payment of $4,188 made on behalf of Mr. Cohen with respect to his share of estate and tax preparation and planning services provided to all of our executive managing directors.

(13)
With respect to Mr. Cohen, the “All Other Compensation” column for 2017 reflects: (i) a net distribution of $1,165,521 on his Class C Non-Equity Interests to adjust for allocations of 2017 taxable income previously made to Mr. Cohen; (ii) $24,168 for medical insurance; and (iii) a payment of $6,368 made on behalf of Mr. Cohen with respect to his share of estate and tax preparation and planning services provided to all of our executive managing directors.

With respect to Mr. Cohen, the “All Other Compensation” column for 2016 was increased by $635,810, from the amount reported in our 2017 annual proxy statement to reflect additional discretionary distributions to Mr. Cohen on his Class C Non-Equity Interests to adjust for allocations of 2016 taxable income previously made to Mr. Cohen that were paid in 2017 after the filing of our 2017 annual proxy statement.

(14)	Mr. Levine joined the Company in 2017.

(15)	With respect to Mr. Levine, the “All Other Compensation” column for 2018 reflects a payment of $31,211 for medical insurance.

(16)	With respect to Mr. Levine, the “All Other Compensation” column for 2017 reflects $22,154 for medical insurance.

(17)	Mr. Och ceased to serve as Chief Executive Officer on February 5, 2018, at which time Robert Shafir joined the Company as Chief Executive Officer.

(18)
With respect to Mr. Och, the “All Other Compensation” column for 2018 reflects: (i) payments of $625,391 for security; (ii) $5,171 made on behalf of Mr. Och with respect to his share of estate and tax preparation and planning services provided to all of our executive managing directors; and (iii) $31,211 for medical insurance. We consider the expenses for certain of Mr. Och’s security in 2018 to be for our benefit, and the Board of Directors considers the related expenses to be appropriate business expenses rather than personal benefits for Mr. Och; however, 100% of Mr. Och’s security has been reported for Mr. Och as “All Other Compensation” whether they were incurred for personal or business reasons.

(19)
With respect to Mr. Och, the “All Other Compensation” column for 2017 reflects: (i) payments of $808,257 for security; (ii) $86,658 made on behalf of Mr. Och with respect to his share of estate and tax preparation and planning services provided to all of our executive managing directors; and (iii) $37,148 for medical insurance. We consider the expenses for certain of Mr. Och’s security in 2017 to be for our benefit, and the Board of Directors considers the related expenses to be appropriate business expenses rather than personal benefits for Mr. Och; however, 100% of Mr. Och’s security has been reported for Mr. Och as “All Other Compensation” whether they were incurred for personal or business reasons.

(20)	Ms. Haas submitted her resignation as our Chief Financial Officer on April 12, 2018, and her service with us ended on June 1, 2018.

(21)	With respect to Ms. Haas, the “All Other Compensation” column for 2018 reflects $13,004 for medical insurance.

2018 Grants of Plan-Based Awards
This section provides additional information about the equity awards that are described in the “Stock Awards” column of the “Summary Compensation Table for 2018” above.

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards Number of Shares of Stock or Units(#)	Grant-Date Fair Value of Stock Awards($)(1)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)
Robert S. Shafir	2/5/2018	200,000	—	1,000,000	—	11,820,000	(2)
	2/5/2018				1,200,000	30,840,000	(3)
	2/5/2018				199,203	5,119,522	(4)
Thomas M. Sipp	5/3/2018	—	—	—	300,000	6,330,000	(5)
James Levin	2/16/2018	—	—	—	950,000	22,895,000	(6)
	2/16/2018	—	—	—	390,000	9,399,000	(7)
_______________

(1)
These dollar amounts do not represent cash compensation actually received in 2018. Instead, the amounts reflect the grant date fair value of the equity awards granted. The fair value of the awards in each case was computed in accordance with ASC Topic 718. See Note 12 to the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information concerning the assumptions underlying our ASC Topic 718 calculations for equity awards. For RSU awards, the grant date fair value was calculated by multiplying the closing price of the underlying Class A Shares on the last business day prior to the date of grant by the number of RSUs granted. For Mr. Shafir, the amount shown includes the grant date fair value of the Sign-On PSUs of $11,820,000, which was determined based on the probable outcome of the performance condition to which such Sign-On PSUs are subject assuming maximum level of achievement of the performance condition.

(2)
The amounts shown for Mr. Shafir represent the Sign-On PSUs awarded in 2018. The Sign-On PSUs will conditionally vest if: (i) Mr. Shafir has continued in uninterrupted service until the third anniversary of the grant date, and (ii) on or after such date, the total shareholder return on Class A Shares of the Company based on the average closing price on the NYSE for the 10 trading days immediately following the date of the public announcement of the appointment of Mr. Shafir as CEO equals or exceeds certain performance thresholds as described more fully in “Compensation Discussion and Analysis—Partner Agreements, Severance Benefits and Change in Control Provisions—Shafir Employment Agreement and Partner Agreements,” above. The amount shown in the “Threshold” column represents 20% of the Sign-On PSUs awarded that would be eligible to vest upon a Performance Threshold of 25% being achieved. The amount shown in the “Maximum” column represents 100% of the of the Sign-On PSUs awarded that would be eligible to vest upon a Performance Threshold of 125% being achieved. There is no target amount specified in the vesting schedule for the Sign-On PSUs. Pursuant to SEC rules, however, the amount shown in the “Target” column is representative of the amount of Sign-On PSUs that would be eligible to vest based on the total shareholder return on Class A Shares as of December 31, 2018.

(3)
The amount shown represents the Shafir Sign-On RSUs which will vest in four equal installments on each of the first four anniversaries of the grant date, provided that Mr. Shafir is employed by the Company on each vesting date. See “Compensation Discussion and Analysis—Partner Agreements, Severance Benefits and Change in Control Provisions—Shafir Employment Agreement and Partner Agreements” for additional information.

(4)
The amount shown represents the grant of RSUs in connection with Mr. Shafir’s first annual grant of RSUs pursuant to the Shafir Employment Agreement, which will vest in four equal installments on each of the first four anniversaries of the grant date, provided that Mr. Shafir is employed by the Company on each vesting date. See “Compensation Discussion and Analysis—Partner Agreements, Severance Benefits and Change in Control Provisions—Shafir Employment Agreement and Partner Agreements” for additional information.

(5)
The amount shown represents the Sipp Sign-On RSUs which will vest in three equal annual installments on each of May 3, 2019, 2020 and 2021, so long as Mr. Sipp is an active limited partner on each vesting date and has not provided notice of his intention to resign on or before each vesting date. See “Compensation Discussion and Analysis—Partner Agreements, Severance Benefits and Change in Control Provisions—Sipp Partner Agreement” for additional information.

(6)
The amount shown represents the 2013 RSUs granted to Mr. Levin pursuant to the 2018 Levin Partner Agreements, of which 190,000 vested on December 31, 2018 and the remainder generally vests over the next four (4) years, subject to his continued service on the applicable vesting dates and various exceptions. See “Compensation Discussion and Analysis—Partner Agreements, Severance Benefits and Change in Control Provisions—Levin Partner Agreements” for additional information.

(7)	The amount shown represents the 2017 RSUs granted to Mr. Levin pursuant to the 2018 Levin Partner Agreements, all of which vested on December 31, 2018.
Outstanding Equity Awards at Fiscal Year End 2018
The following table summarizes the equity awards made to our Named Executive Officers that were outstanding and had not vested as of December 31, 2018. The dollar amounts shown in the table below do not reflect compensation actually received by the Named Executive Officers, but instead are calculated by multiplying the number of unvested equity units held by the Named Executive Officers by the closing price of $9.20 per Class A Share on December 31, 2018.

	Stock Awards
Name	Number of Shares, Units or Other Rights That Have Not Vested(#)		Market Value of Shares, Units or Other Rights That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert S. Shafir	1,493,024	(2)	13,735,823	1,000,000	9,200,000
Thomas M. Sipp	311,878	(3)	2,869,273	—	—
James Levin	810,958	(4)	7,460,815	200,000	1,840,000
Wayne Cohen	74,962	(5)	689,652	134,000	1,232,800
David Levine	26,343	(6)	242,356	10,000	92,000
Daniel S. Och	—		—	—	—
Alesia Haas	—		—	—	—
______________

(1)
For each of Messrs. Cohen, Levin and Levine, the amount shown represents the Group P Units awarded in March 2017 that would be eligible to vest upon a performance threshold of 25% being achieved. The Group P Units vest if: (i) the executive managing director has continued in uninterrupted service until the third anniversary of the date of grant, and (ii) on or after such date, the total shareholder return on Class A Shares based on the average closing price on the NYSE for the calendar month prior to the month in which the date of grant occurred equals or exceeds certain specified thresholds as described more fully in “Executive Officer Incentive Compensation Programs—Group P Units,” above. Pursuant to the 2018 Levin Partner Agreements, Mr. Levin subsequently forfeited 2,900,000 Group P Units in respect of his 2017 grant of 3,900,000 Group P Units. For Mr. Shafir, the amount shown represents the Sign-On PSUs awarded on February 5, 2018. The Sign-On PSUs conditionally vest if: (i) Mr. Shafir has continued in uninterrupted service until the third anniversary of the grant date and (ii) on or after such date, the total shareholder return on Class A Shares of the Company based on the average closing price on the NYSE for the 10 trading days immediately following the date of the public announcement of the appointment of Mr. Shafir as CEO equals or exceeds certain performance thresholds as follows: 20% of the Sign-On PSUs vest if a total shareholder return of 25% is achieved; an additional 40% of the Sign-On PSUs vest if a total shareholder return of 50% is achieved; an additional 20% of the Sign-On PSUs vest if a total shareholder return of 75% is achieved; and the final 20% of the Sign-On PSUs vest if a total shareholder return of 125% is achieved.

(2)
The amount shown represents the Shafir Sign-On RSUs and the Shafir Annual RSUs awarded on February 5, 2018. The Shafir Sign-On RSUs and the Shafir Annual RSUs vest in four equal installments on each of the first four anniversaries of the grant date, provided that Mr. Shafir is employed by the Company on each vesting date. The number of RSUs shown also includes any dividend equivalents accrued on such units, which vest, subject to certain limited exceptions, in tandem with the underlying RSUs.

(3)
The amount shown represents the Sipp Sign-On RSUs. The Sipp Sign-On RSUs will vest in three equal annual installments on each of May 3, 2019, 2020 and 2021, so long as Mr. Sipp is an active limited partner on each vesting date and has not provided notice of his intention to resign on or before each vesting date. The number of RSUs shown also includes any dividend equivalents accrued on such units, which vest, subject to certain limited exceptions, in tandem with the underlying RSUs.

(4)
The amount shown represents the unvested portion (totaling 760,000 RSUs) of the 1,340,000 RSUs awarded on February 16, 2018 pursuant to the 2018 Levin Partner Agreements, of which 580,000 vested on December 31, 2018 and the remainder generally vests over the next four (4) years, subject to his continued service on the applicable vesting dates and various exceptions. The number of RSUs shown also includes any dividend equivalents accrued on such units, which vest, subject to certain limited exceptions, in tandem with the underlying RSUs.

(5)
Represents 74,962 unvested Group A Units. A total of 262,367 of Group A Units were issued to Mr. Cohen upon the conversion of an equal number of Group D Units pursuant to the terms of such Units and are subject to minimum retained ownership requirements and transfer restrictions; such Group A Units vest in seven equal annual installments that commenced on April 15, 2014 and will end on April 15, 2020.

(6)
Represents the RSUs awarded to Mr. Levine as a sign-on grant in consideration of his forfeiture of certain compensation from his former employer in connection with his appointment as Chief Legal Officer. The RSUs are scheduled to vest in periodic installments through March 1, 2021, subject to Mr. Levine’s continued service with us on each vesting date. The number of RSUs shown also includes any dividend equivalents accrued on such units, that vest, subject to certain limited exceptions, in tandem with the underlying RSUs.

Stock Vested in 2018
The following table shows the number of Class A Shares and Group A Units that vested in 2018, and the fair value of such Shares and Units, by the Named Executive Officers. The amounts shown in the second column below do not reflect compensation actually received by the Named Executive Officers, but instead are calculations of the number of equity units that vested during 2018 based on the closing price of our Class A Shares on the date of vesting.

	Stock Awards
Name	Number of Shares Acquired on Vesting(#)		Value Realized on Vesting($)
James Levin	738,892	(1)	8,941,360
Wayne Cohen	37,481	(2)	877,058
David Levine	14,505	(3)	347,968
Daniel S. Och	8,623	(4)	82,781
_______________

(1)
Represents 618,892 of the RSUs vested on December 31, 2018 and 120,000 of Group A Units vested January 1, 2018, pursuant to the 2013 and 2018 Levin Partner Agreements, these vested shares remain subject to minimum retained ownership requirements and transfer restrictions.

(2)
Represents 37,481 of the Group A Units granted to Mr. Cohen pursuant to the 2013 Cohen Partner Agreements that vested on April 15, 2018, but remain subject to minimum retained ownership requirements and transfer restrictions.

(3)
Represents the vesting of the RSUs (including dividend equivalent units accrued as of the date of vesting) awarded to Mr. Levine as a sign-on grant in consideration of his forfeiture of certain compensation from his former employer in connection with his appointment as Chief Legal Officer.

(4)
On December 31, 2018, portions of the Group A Units forfeited by a former executive managing director and reallocated to Mr. Och (which Units continued to vest according to the original vesting schedule) became vested. Vested Group A Units remain subject to minimum retained ownership requirements and transfer restrictions.

Potential Payments Upon Termination or Change in Control
None of our Named Executive Officers, except for Messrs. Shafir, Sipp and Levin, is eligible to receive any cash payments upon his or her termination or a change of control of the Company, assuming that the triggering event took place on December 31, 2018.
If on December 31, 2018, Mr. Shafir had been subject to a withdrawal without cause, then, subject to his execution of a general release of claims and compliance with the restrictive covenants set forth in the Shafir Partner Agreements, Mr. Shafir would have been to receive a lump-sum cash severance payment in an amount equal to $19,809,524, which represents the sum of (i) the lower of (x) his base salary and maximum annual bonus, multiplied by 3.0, and (y) $18,000,000, and (ii) his minimum annual bonus, pro-rated through December 31, 2018. In addition, Mr. Shafir’s outstanding equity awards would be treated as follows: (A) (i) the next two installments of the Shafir Sign-On RSUs would become vested on the termination date (or, for a qualifying termination in connection with a Change in Control, the later of the termination date and the date of the Change in Control), and in addition, to the extent unvested following application of the previous clause, a portion of an additional installment of Shafir Sign-On RSUs, pro-rated for the year of the employment term in which the termination occurs through the termination date, would also become vested as of such date (and the remaining unvested Shafir Sign-On RSUs, if any, would be forfeited on such date); and (ii) the next two installments of the Shafir Annual RSUs would become vested as of the termination date (or, for a qualifying termination in connection with a Change in Control, the later of the termination date and the date of the Change in Control) and the remaining unvested Shafir Annual RSUs, if any, would be forfeited on such date; and (B) the PSUs Service Condition with respect to the Sign-On PSUs would be waived and Mr. Shafir would conditionally retain any remaining Sign-On PSUs for a period of up to twenty-four (24) months following the termination date, at which time any such Sign-On PSUs that have not satisfied the PSUs Performance Condition would be forfeited. On December 31, 2018, those Shafir Sign-On RSUs, the Shafir Annual RSUs and the Sign-On PSUs (inclusive of dividend equivalents accrued thereon) that would be subject to such continued or accelerated vesting had a market value of $16,067,920.
If on December 31, 2018, Mr. Sipp had been subject to a withdrawal without cause, then, subject to his execution of a general release of claims and compliance with the restrictive covenants set forth in the Sipp Partner Agreements, Mr. Sipp would have been to receive a lump-sum cash severance payment in an amount equal to $2,000,000, which represents an amount equal to the product of (i) fifty percent (50%) and (ii) the difference between (x) an amount equal to the sum of (A) the pro-rated portion of his quarterly cash payments in respect of the second quarter of fiscal year 2018 and (B) $5,750,000, less (y) the aggregate amount of quarterly cash payments and annual bonuses paid or awarded (based on their grant date fair value as applicable) to Mr. Sipp prior to December 31, 2018 (provided that no amount of annual bonus will be deemed to be more than $1,500,000 for purposes of computing this severance payment). In addition, 50% of any unvested Sipp Sign-On RSUs would remain outstanding and continue to vest on the applicable vesting date and the remaining 50% of any unvested Sipp Sign-On RSUs would be forfeited, subject to Mr. Sipp’s execution of a general release of claims and compliance with the restrictive covenants set forth in the Sipp Partner Agreements. On December 31, 2018, those Sipp Sign-On RSUs (inclusive of dividend equivalents accrued thereon) that would be subject to such continued vesting had a market value of $1,434,639.
If on December 31, 2018, Mr. Levin had been subject to a withdrawal without cause, then, (i) the next two installments of the 2013 RSUs scheduled to vest would vest upon the occurrence of such event, (ii) the 2017 RSUs would continue to vest, and (iii) his Bonus Equity and DCIs would continue to vest (or, if Mr. Levin were terminated without cause within twelve (12) months of a Change of Control, then his Bonus Equity would fully vest). On December 31, 2018, those 2013 RSUs, 2017 RSUs, Bonus Equity and DCIs (inclusive of dividend equivalents accrued on any such RSUs) that would be subject to such continued or accelerated vesting had a market value of $5,332,698. In addition, pursuant to the 2018 Levin Partner Agreements, the Oz Operating Group entities may elect to make a $30,000,000 payment to Mr. Levin payable in installments over a 24-month period in exchange for an increase in the duration of his non-compete period to two (2) years (from one (1) year) following the date of his withdrawal.
If on December 31, 2018, Mr. Levine had been subject to a withdrawal other than for cause or resignation, any unvested RSUs held by Mr. Levine in respect of his sign-on grant would continue to vest and become nonforfeitable on the date they would otherwise have vested, provided, that Mr. Levine executed a release of claims and continued to comply with his restrictive covenant obligations. On December 31, 2018, these RSUs (inclusive of dividend equivalents accrued thereon) had a market value of $242,356.
For a description of the vesting and forfeiture conditions applicable to the Group Units held by the Named Executive Officers, please refer to “—Compensation Discussion and Analysis—Partner Agreements, Severance Benefits and Change in Control Provisions.”

Chief Executive Officer Compensation and Employee Compensation
In 2015, pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring annual disclosure of the ratio of our median employee’s annual total compensation to the annual total compensation of our Chief Executive Officer.
Our median employee’s 2018 annual total compensation was $201,500.
Our Chief Executive Officer’s 2018 annual total compensation was $51,452,366. During our last fiscal year, two individuals served as non-concurrent Chief Executive Officers. Mr. Och, who served as our Chief Executive Officer from January 1, 2018 to February 5, 2018, had 2018 annual total compensation of $661,773, as reflected in the Summary Compensation Table. Mr. Shafir, who served as our Chief Executive Officer from February 6, 2018 to the end of the fiscal year ended December 31, 2018, had 2018 annual total compensation of $50,790,593, as reflected in the Summary Compensation Table. We calculated the annual total compensation of our Chief Executive Officer by adding the compensation for each person who served as Chief Executive Officer during 2018.
Based on this information, the ratio of the annual total combined compensation of Messrs. Och and Shafir to the annual total compensation of our median employee for 2018 was estimated to be 255 to 1.
Our Chief Executive Officer pay ratio information is a reasonable good faith estimate calculated in a manner consistent with the SEC pay ratio rules and methods for disclosure. We identified our median employee by examining the 2018 total compensation consisting of base salary (including overtime pay), annual cash bonus amounts and equity-based compensation (reflecting the grant date fair value of equity awards and deferred fund interests), in each case, earned or awarded in respect of services performed in 2018 for our global employee population, excluding our Chief Executive Officer, as of December 31, 2018. We included all of our employees, whether employed on a full-time, temporary or part-time basis. We did not make any assumptions, adjustments (including cost-of-living adjustments) or use any estimates in determining total compensation. After identifying the median employee based on total compensation, we calculated the annual total compensation for such employee using the same methodology we use for our named executive officers as required to be set forth in the Summary Compensation Table included in this Annual Report.
Director Compensation
Director compensation is set by the Board based upon the recommendation of the Compensation Committee. The Compensation Committee periodically reviews the compensation of the independent directors in light of current industry conditions and compensation practices.
Upon initial election to the Board, an independent director receives an annualized portion of the annual compensation the incumbent independent directors are entitled to receive. Incumbent independent directors receive annual equity-based and cash compensation. As of January 1, 2018, at the beginning of each year, each incumbent independent director receives a grant of RSUs with a value of $125,000. The RSUs vest on the first anniversary of the date of grant. With respect to each vested RSU, the independent director receives one Class A Share on or before the third business day following the independent director’s departure from our Board of Directors.
As of January 1, 2018, an annual cash retainer is paid to each incumbent independent director in the amount of $95,000, and the chairs of the committees of our Board receive additional annual cash retainers as follows: the chairs of the Audit Committee and Committee on Corporate Responsibility and Compliance receive $20,000 and the chairs of the Nominating, Corporate Governance and Conflicts Committee and the Compensation Committee each receive $10,000. Our lead independent director also receives an additional annual cash retainer of $20,000.
Directors who are members of management (including Mr. Shafir, who is an executive officer but not a Named Executive Officer) do not receive any compensation with respect to their services as a director. All directors are reimbursed for reasonable costs and expenses incurred in attending meetings of the Board.

The following table sets forth the total cash and equity-based compensation paid to our independent directors for their service on the Board and its committees during 2018:

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)(2)	Total($)
Allan S. Bufferd	105,722	137,627	243,349
Marcy Engel	68,470	130,500	198,970
Michael D. Fascitelli	54,361	130,500	184,861
Richard G. Ketchum	48,226	130,473	178,699
Georganne C. Proctor	124,028	137,627	261,655
William Barr	28,750	—	28,750
Barry J. Griswell	64,528	—	64,528
Jerome Kenney	76,250	—	76,250

_______________

(1)	Amounts in this column include all cash retainers and fees for committee assignments and meetings paid to our non-employee directors in 2018.

(2)
The dollar amounts in this table do not reflect cash or other compensation actually received by the independent directors, but instead represent the aggregate grant-date fair value of equity calculated in accordance with ASC Topic 718. See Note 12 to the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information concerning the assumptions underlying our ASC Topic 718 calculations for RSUs. Each director who was a director as of January 2, 2018 received a grant of 46,642 RSUs on January 2, 2018. To the extent that an independent director on our Board has received Class A Shares related to vested RSUs granted prior to December 31, 2011, we have established minimum Class A Share ownership requirements such that each independent director must hold 50% of the Class A Shares received after vesting of any grant of RSUs (or other equity awards) at all times, without regard to any dispositions. With respect to each vested RSU which was granted after December 31, 2011, the director shall receive one Class A Share on or before the third business day following the director’s departure from the Board of Directors. As of December 31, 2018, the aggregate number of RSUs, including dividend equivalent units granted thereon, held by each continuing independent director was as follows: 16,987 for Mr. Bufferd; 6,278 for Ms. Engel; 6,278 for Mr. Fascitelli; 6,247 for Mr. Ketchum; and 16,987 for Ms. Proctor.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following tables set forth the beneficial ownership of our Class A Shares and Class B Shares, and, solely in respect of our Named Executive Officers, our directors and our directors and executive officers as a group, the beneficial ownership of our Group A Units and Group E Units. The information is presented as of March 11, 2019 with respect to (i) each person known to us to beneficially own more than 5% of either Class of our outstanding Shares; (ii) each of our directors; (iii) each of the Named Executive Officers (as set forth below); and (iv) all directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each person named in the table below has sole voting and investment power with respect to all of the equity shown as beneficially owned by such person, except as otherwise set forth in the notes to the table and pursuant to applicable community property laws (or other beneficial ownership shared with a spouse). Unless otherwise indicated, the address of each person named in the table is c/o Och-Ziff Capital Management Group LLC, 9 West 57th Street, New York, New York 10019.

	Och-Ziff Capital Management Group LLC
	Class A Shares(1)		Class B Shares(1)(2)			Total Voting Power(3)
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Named Executive Officers
Robert S. Shafir	373,256	1.8%	—	—%		*
Thomas M. Sipp	—	—%				—%
James Levin(4)	288,342	1.4%	—	—%		*
Wayne Cohen(5)	4,021	*	—	—%		*
David Levine	—	—%	—	—%		—%
Daniel S. Och(6)	195,707	*	29,458,952	100.0%	(7)	59.4%	(8)
Alesia Haas(9)	—	—%	—	—%		—%
Principal Shareholders
DIC Sahir Limited(10)	2,995,309	14.6%	—	—%		6.0%
Abrams Capital Management(11)	2,223,859	10.9%	—	—%		4.5%
Directors
Allan S. Bufferd	4,182	*	—	—%		*
Marcy Engel	—	—%	—	—%		—%
Michael D. Fascitelli	—	—%	—	—%		—%
Richard G. Ketchum	—	—%	—	—%		—%
Georganne C. Proctor	2,413	*	—	—%		*
All Directors and Executive Officers as a Group (11 persons)	867,921	4.2%	29,458,952	100.0%		60.8%
* Less than 1%

	Oz Operating Group
	Group A Units(1)		Group E Units(12)
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Named Executive Officers
Robert S. Shafir	—	—%	1	*
Thomas M. Sipp	—	—%	250,001	1.8%
James Levin(4)	497,370	3.1%	3,918,863	28.9%
Wayne Cohen(5)	229,764	1.4%	705,272	5.2%
David Levine	—	—%	150,000	1.1%
Daniel S. Och(6)(13)	7,620,988	47.6%	—	—%
Alesia Haas(9)	—	—%	—	—%
Directors
Allan S. Bufferd	—	—%	—	—%
Marcy Engel	—	—%	—	—%
Michael D. Fascitelli	—	—%	—	—%
Richard G. Ketchum	—	—%	—	—%
Georganne C. Proctor	—	—%	—	—%
All Directors and Executive Officers as a Group (11 persons)	8,348,122	52.1%	5,024,137	37.1%
* Less than 1%
_______________

(1)
Our executive managing directors are parties to an exchange agreement with the Registrant, our intermediate holding companies and each of the Oz Operating Group entities (the “Class A Unit Exchange Agreement”), under which each of our executive managing directors is entitled to exchange their Group A Units for Class A Shares (or, at our option, the cash equivalent thereof) on a one-for-one basis, subject to exchange rate adjustments for splits, unit distributions and reclassifications and subject to vesting and book-up requirements. Each of our executive managing directors holding Group A Units holds one Class B Share for each Group A Unit held by such executive managing director. See Note (2) below. Upon any such exchange of Group A Units for Class A Shares, an executive managing director’s corresponding Class B Shares will be automatically canceled and, as a result, there will be no effect on the number of voting Shares outstanding. Exchanges of vested Group A Units for our Class A Shares are subject to transfer restrictions that generally limit our executive managing directors’ ability to transfer or exchange Group A Units. For additional details with respect to the rights of our executive managing directors to exchange their Group A Units, please see “Executive and Director Compensation—Compensation Discussion and Analysis—Subsequent Events—Recapitalization.”

(2)
The Class B Shares entitle the holders to one vote per share, but have no economic rights. Each of our executive managing directors holding Group A Units holds one Class B Share for each Group A Unit. In addition, each of our executive managing directors holding Group P Units holds one Class B Share for each Group P Unit, and each of our executive managing directors holding Group A-1 Units (to the extent the associated Group E Units have not vested) holds one Class B Share for each Group A-1 Unit. One Class B Share will be issued to each holder of Group E Units upon the vesting of each such holder’s Group E Unit, at which time a corresponding number of Class B Shares held by holders of Group A-1 Units will be canceled. For additional details with respect to the Group P Units and the associated Class B Shares, please see “Compensation Discussion and Analysis—Executive Officer Incentive Compensation Programs—Group P Units.” All of our Class B Shares are held by our executive managing directors, and each of our executive managing directors owning Class B Shares (including each of our Named Executive Officers) granted to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, an irrevocable proxy to vote all of their Class B Shares as such Committee shall determine, until the “Transition Date,” which will be the 30th day following the completion of the Liquidity Redemption (as defined below), subject to extension in certain cases whereby Mr. Och or his related parties are not permitted to effect redemptions of their capital in funds managed by the Company. Unless the Transition Date first occurs, this proxy will survive until the later of (i) Mr. Och’s withdrawal, death or disability or (ii) such time as our executive managing directors hold less than 40% of the total combined voting power of our Company. See Note (12) below regarding the issuance of Class B Shares upon the vesting of Group E Units.

(3)	Based on 49,905,353 Shares, 20,446,401 Class A Shares and 29,458,952 Class B Shares issued and outstanding as of March 11, 2019.

(4)
Mr. Levin’s beneficial ownership includes 29,121 Class A Shares, 91,855 Group A Units and 651 Group E Units beneficially owned by trusts that are for the benefit of Mr. Levin or members of the Levin family. Mr. Levin also holds 1,771,048 Class B Shares, with respect to which he has granted an irrevocable voting proxy to the Class B Shareholder Committee as described in Note (2) above.

(5)
Mr. Cohen’s beneficial ownership includes 26,477 Group A Units that are held by trusts that are for the benefit of Mr. Cohen or members of the Cohen family. Mr. Cohen holds 1,024,949 Class B Shares, with respect to which he has granted an irrevocable voting proxy to the Class B Shareholder Committee as described in Note (2) above.

(6)	Mr. Och served as the Company’s Chief Executive Officer until February 5, 2018. In connection with the Recapitalization, Mr. Och will resign as Chairman effective March 31, 2019.

(7)
Mr. Och has direct beneficial ownership of 12,729,954 Class B Shares and, as the sole member of the Class B Shareholder Committee, has beneficial ownership of the 16,728,998 Class B Shares held by the other executive managing directors that are subject to the irrevocable voting proxy described in Note (2) above.

(8)	The total voting power percentage shown for Mr. Och reflects all Class B Shares subject to the irrevocable voting proxy described in Note (2) above.

(9)	Ms. Haas resigned from the Company effective June 1, 2018.

(10)
Based solely on a Schedule 13D, Amendment No. 3 filed with the SEC on August 12, 2014 (but giving effect to the Company’s 1-for-10 reverse share split that was effective following the close of trading on NYSE on January 3, 2019), DIC, Dubai Holding Investments Group LLC (“DHIG”), Dubai Holding LLC (“Dubai Holding”), Ahmad Abdulla Juma Bin Byat and HE Mohammad Abdullah Ali Al Gergawi reported shared dispositive power and shared voting power over these shares. DIC is a wholly owned indirect subsidiary of Dubai Holding, which is majority-owned by Mr. Gergawi. The address for DIC is c/o Maples Corporate Services Limited, PO Box 309, Ugland House Grand Cayman KYI-1104, Cayman Islands. The address for DHIG, Dubai Holding, Mr. Bin Byat and Mr. Gergawi is c/o Dubai Holding LLC, Emirates Towers, Offices, Level 49, P.O. Box 73311, Dubai, United Arab Emirates.

(11)
Based solely on a Schedule 13G, Amendment No. 2 filed with the SEC on January 26, 2017 (but giving effect to the Company’s 1-for-10 reverse share split that was effective following the close of trading on NYSE on January 3, 2019), Abrams Capital, LLC (“Abrams Capital”), Abrams Capital Management, LLC (“Abrams CM LLC”), Abrams Capital Management, L.P. (“Abrams CM LP”) and David Abrams reported combined shared voting power over 2,223,859 Class A Shares, shared dispositive power for 2,223,859 Class A Shares and aggregate beneficial ownership of 2,223,859 Class A Shares as of January 24, 2017. Abrams Capital Partners II, L.P. (“ACP II”), reported shared voting power for 1,887,640 Class A Shares, shared dispositive power for 1,887,640 Class A Shares, and aggregate beneficial ownership of 1,887,640 Class A Shares as of

January 24, 2017. Shares reported for Abrams Capital and Abrams CM LP represent shares beneficially owned by ACP II and other private investment funds for which Abrams Capital serves as general partner and Abrams CM LP serves as investment manager. Shares reported for Abrams CM LLC represent shares beneficially owned by Abrams CM LP. Abrams CM LLC is the general partner of Abrams CM LP. Shares reported for Mr. Abrams represent shares reported for Abrams Capital and Abrams CM LLC. Mr. Abrams is the managing member of Abrams Capital and Abrams CM LLC. The address for Abrams Capital, Abrams CM LLC, Abrams LP, ACP II and Mr. Abrams is 222 Berkeley Street, 21st Floor, Boston, MA 02116.

(12)
Group E Units are limited partner profits interests issued to certain executive managing directors that are only entitled to future profits and gains. One Class B Share will be issued to each holder of Group E Units upon the vesting of each Group E Unit of such holder, at which time a corresponding number of Class B Shares held by holders of Group A-1 Units will be canceled and, as a result, there will be no effect on the number of voting Shares outstanding. For additional details, please see “Executive and Director Compensation—Compensation Discussion and Analysis—Subsequent Events—Recapitalization.”

(13)	Mr. Och’s beneficial ownership includes 5,244,085 Group A Units beneficially owned by trusts that are for the benefit of members of the Och family.
Beneficial ownership has been determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to each person who possesses, either alone or shared with others, the power to vote or dispose of such securities. The rules also treat as beneficially owned all securities that would be receivable upon the conversion or vesting of derivative securities within 60 days as of the determination date. None of our executive officers or directors has received any equity grants that will vest in the 60 days after March 11, 2019.
The foregoing table does not reflect Group P Units, which are subject to both a Service Condition and a Performance Condition as further discussed below in “—Executive Officers Incentive Compensation Programs—Group P Units,” and which are disclosed below in “—Compensation Committee Report—Outstanding Equity Awards at Fiscal Year End 2018.”
Equity Compensation Plan Information
The following table summarizes the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2) (excluding securities reflected under column(a)) (c)
Equity Compensation Plans Approved by Shareholders (3)	15,241,601		10,296,017
Equity Compensation Plans Not Approved by Shareholders	—		—
Total	15,241,601		10,296,017
_______________

(1)
Represents restricted share units, Group A Units, Group D Units and Group P Units. Because the restricted share units, Group A Units, Group D Units and Group P Units each have no exercise price, the weighted-average exercise price calculation is zero.

(2)
On January 1, 2019, in accordance with the terms of the plans referenced in footnote 3 below, the number of Class A Shares that may be issued pursuant to awards under the applicable plan was increased for the 2013 Plan, by a number of Class A Shares equal to fifteen percent (15%) of the increase, if any, in the number of outstanding Class A Shares from the number of outstanding Class A Shares on January 1, 2018 (calculated assuming the exchange of all Group Units other than those comprised of Group B Units for Class A Shares). The number of Class A Shares reserved under the plans referenced in footnote 3 below is also subject to adjustment in the event of a share split, share dividend, or other change in our capitalization. Generally, awards that are forfeited or canceled under the 2013 Plan will be available for future grants under the applicable plan. The Och-Ziff Capital Management Group LLC Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) expired on November 11, 2017 and no new awards were granted on or after that date.

(3)	Consists of (i) the 2007 Plan and (ii) the 2013 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Policy on Transactions and Arrangements with Related Persons
The Board has adopted a written Related Person Transaction Policy that is administered by our Nominating, Corporate Governance and Conflicts Committee and applies to any transaction or series of transactions in which we or any of our subsidiaries is a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has or will have a direct or indirect material interest (any such transaction or series of transactions an “Interested Transaction”).
Under the Policy, all Interested Transactions with a related person are subject to pre-approval or ratification by the Nominating, Corporate Governance and Conflicts Committee. The Policy requires a related person to promptly disclose to the Chief Legal Officer any Interested Transaction as well as all material facts about the transaction. The Chief Legal Officer will then assess and notify the Nominating, Corporate Governance and Conflicts Committee of the material facts of any Interested Transaction that requires the Committee’s pre-approval. In addition, the Board has delegated authority to the Chair of the Nominating, Corporate Governance and Conflicts Committee to pre-approve or ratify transactions where the aggregate amount involved is expected to be less than $1.0 million. Moreover, the Nominating, Corporate Governance and Conflicts Committee has considered and adopted standing pre-approvals under the Policy for limited transactions with related persons that are or may be considered to be “Interested Transactions.” Such pre-approved transactions include: (i) business transactions with other companies at which a related person’s only relationship is as an employee (other than an executive officer), director or less-than-10% beneficial owner if the amount of business falls below the thresholds in the NYSE’s listing standards and our Director Independence Standards; (ii) charitable contributions to organizations where a related person’s only relationship is as an employee (other than an executive officer) or director if the aggregate amount involved does not exceed the greater of $1.0 million or 2% of the organization’s total annual revenues; (iii) transactions required or permitted under our organizational documents and agreements entered into in connection with our IPO in November 2007; and (iv) investments by one of our executive managing directors or any immediate family member in any of our funds.
A summary of any new transactions pre-approved by the Chair or pursuant to the Policy is provided to the full Nominating, Corporate Governance and Conflicts Committee for its review in connection with each regularly scheduled Committee meeting. If we become aware of an existing Interested Transaction that has not been pre-approved under this policy, we will provide relevant information to the Nominating, Corporate Governance and Conflicts Committee, which will evaluate all options available, including ratification, revision or termination of such transaction. Our Policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction.
Related Person Transactions
In 2018, the Board pre-approved or considered and approved or ratified all of the following related person transactions:
In relation to the Recapitalization described in Note 19, the Company will pay for Mr. Och’s expenses, if any, incurred in connection with these transactions up to $5.0 million, of which $4.5 million had been incurred through December 31, 2018. In addition, the Company will pay for reasonable expenses, if any, incurred by holders of the New Preferred Securities in connection with protecting the interests or enforcing the rights of such securities. See Note 19 for additional details.
Director Independence
Please see “Corporate Governance—Director Independence” in Item 10. Directors, Executive Officers and Corporate Governance, which is incorporated herein by reference.
CERTAIN AGREEMENTS OF THE REGISTRANT AND THE OZ OPERATING GROUP ENTITIES
Governance Letter Agreement
Mr. Och, the Registrant, certain of the Registrant’s subsidiaries and the independent directors of the Registrant entered into a letter agreement dated January 27, 2018 and effective as of February 5, 2018 (the “Governance Letter Agreement”), pursuant to which the parties agreed to implement various corporate governance arrangements. The arrangements set forth in the

Governance Letter Agreement regarding Mr. Och's position on the Board and his ability to select and replace other directors on the Board were superseded by the Governance Agreement (as defined below).
Governance Agreement
In connection with the Recapitalization, at the consummation of the Recapitalization (the “Recapitalization Closing”), the Registrant, Oz Corp, Oz Holding, the Oz Operating Partnerships and Mr. Och entered into a Governance Agreement (the “Governance Agreement”), pursuant to which the parties agreed to implement certain new corporate governance arrangements. The Governance Agreement provides for, among other things:
Redemptions
On December 31, 2018, Mr. Och submitted redemption notices for 50% of all liquid balances of Mr. Och and his related parties. The receipt by Mr. Och and his related parties of redemption proceeds associated with the redemption of all of their liquid balance in the investment funds or accounts managed by the Registrant, its subsidiaries and their respective affiliates (other than their liquid balances in the OZ Credit Opportunities Master Fund, Ltd.), for which redemption notices were delivered to effect such redemptions for the quarters ended December 31, 2018 and March 31, 2019 is referred to as the “Liquidity Redemption.” The Registrant, Och-Ziff Holding Corporation, Och-Ziff Holding LLC and the Oz Operating Partnerships agreed that, subject to the occurrence of certain restrictions on the withdrawal by Mr. Och and his related parties of their capital in the funds managed by us, the Liquidity Redemption will be made as to the remainder of Mr. Och’s liquid balances effective as of March 31, 2019 (with payment to be made in the normal course consistent with regular practice in accordance with the applicable fund documents). Mr. Och agreed not to revoke any previously submitted redemption notices giving effect to the Liquidity Redemption and the redemption by Mr. Och and his related parties of all their liquid balances in the OZ Credit Opportunities Master Fund, Ltd. which is expected to be redeemed in full on September 30, 2019, for which redemption notices have been delivered (the “Credit Fund Balance Redemption”).
Proxies and Voting Agreements
Mr. Och agreed to use his voting proxy under the Class B Shareholders Agreement (as defined below) to vote the applicable Class B Shares at a Registrant shareholders meeting in favor of increasing the number of shares available under the Company 2013 Incentive Plan by the number of Group E Units issuable in connection with the Recapitalization. Such proxy shall terminate on the 30th day following the completion of the Liquidity Redemption, subject to extension in certain cases whereby Mr. Och or his related parties are not permitted to effect redemptions of their capital in funds managed by us.
The voting proxy in the Class B Shareholders Agreement is amended effective as of the earlier of the Transition Date and the commencement of the Voting Holiday (as defined in the Governance Agreement), whereby the holders of Class B Shares corresponding to Group A-1 Units appoint our Chief Executive Officer and Chief Financial Officer as their proxies and such proxies are required to vote such Class B Shares in the same proportion that the Class A Shares are voted on any matters.
Director and Officer Positions
Mr. Och delivered a resignation as Chairman of the Board to become effective March 31, 2019.
In addition, Mr. Och delivered a resignation as a member of the Board to become effective as of the next annual meeting of shareholders that occurs at least 30 days following the Transition Date, but, following the effective date of his resignation as a director, Mr. Och will have the right to designate a director, who is not required to meet the NYSE director independence requirements, to serve in his place as a director on the Board for as long as Mr. Och continues to own either (i) New Preferred Securities and Debt Securities with an initial liquidation preference not less than 33% of the initial liquidation preference of the New Preferred Securities and Debt Securities owned by Mr. Och or (ii) a number of common equity units (on an as-converted basis) of the Company not less than 33% of the number of common equity units (on an as-converted basis) of the Company owned by Mr. Och, in each case, immediately after the Recapitalization.
If any director on the Board who was designated by Mr. Och (as the sole member of the Class B Shareholder Committee established under the Class B Shareholders Agreement) (“Class B Director”), other than Mr. Och or his replacement as contemplated by the preceding paragraph, resigns or otherwise ceases to serve on the Board at or prior to the annual meeting of shareholders in 2019 (the “2019 Meeting”), such director shall be replaced by an individual who qualifies as an independent director under the NYSE listing standards and is designated by Mr. Och (in his capacity as the sole member of the Class B Shareholder Committee) as a Class B Director with the approval, which may not be unreasonably withheld, of the Nominating, Corporate Governance and Conflicts Committee. If any member of the Board other than a Class B Director resigns at or prior to the 2019 Meeting, the Nominating, Corporate Governance and Conflicts Committee will designate a successor, subject to approval by Mr. Och, which may not be unreasonably withheld.
Effective as of the Transition Date, (i) the Chief Executive Officer and Chief Financial Officer will be appointed as the sole directors of Och-Ziff Holding Corporation and the sole members of the board of managers of Och-Ziff Holding LLC, (ii) the Chief Executive Officer will replace Mr. Och as PMC Chairman (as defined in the limited partnership agreements of the Oz Operating Partnerships) and Chairman of the Partner Management Committee, (iii) the Chief Executive Officer and/or Chief Financial Officer of the Company will replace Mr. Och as a member of all internal committees, boards of directors, boards of managers and similar governing bodies of, and as an officer of, and, as applicable, member of, the Company (other than the Board), and (iv) the then-current director(s) of the fund boards other than Mr. Och and, if appointed by the then-serving directors on such boards, the Chief Executive Officer and/or the Chief Financial Officer, will serve as directors of the fund boards.
In addition, Mr. Och delivered a resignation (to become effective as of the Transition Date) from all officer positions of, and from the internal committees, boards of directors, boards of managers and similar governing bodies of, all subsidiaries of the Registrant and all investment funds or accounts managed by the Oz Operating Group.
Non-Competition; Non-Solicitation
Certain non-competition restrictions included in the limited partnership agreements of the Oz Operating Partnerships applicable to the limited partners during the Restricted Period (as defined therein) will not apply to any investment related activities or other activities of Willoughby Capital Holdings, LLC (“Willoughby Capital”), Mr. Och’s family office, its employees or related trusts or affiliates (collectively, “Willoughby”) or Mr. Och or his related trusts, affiliates or related parties (collectively, the “DSO Parties”); provided that (i) for so long as Mr. Och is on the Board, the DSO Parties shall be subject to restrictions with respect to investment related activities that are no more restrictive than those applicable to any other non-employee director and (ii) during the Restricted Period, Willoughby and the DSO Parties may not invest in an operating entity of, or in the case of Mr. Och, serve as a director, officer, employee or consultant of, any hedge fund or real estate private equity fund except (a) as a passive investor holding less than 2% of the issued and outstanding stock of public companies or (b) as an investor in any operating entity that invests solely on behalf of Willoughby or the DSO Parties.
So long as Willoughby Capital qualifies for the “family office” exemption under the Advisers Act, certain non-competition and non-solicitation restrictions included in the limited partnership agreements of the Oz Operating Partnerships applicable to the limited partners during the Restricted Period will not prohibit Willoughby or the DSO Parties from engaging in any investment activities alongside any of our current or prospective investors.
The Restricted Period will end on December 5, 2020 with respect to the DSO Parties.
Waiver of General Release Requirements
The Company agreed that Mr. Och is entering into a consent agreement and will not be executing a General Release (as defined in the limited partnership agreements of the Oz Operating Partnerships).
Escrow Arrangements
If the Company is prohibited from using any Designated Proceeds (as defined in the Governance Agreement) to redeem any of the New Preferred Securities pursuant to the terms of any of the New Preferred Unit Designations (any such prohibition, a “Designated Proceeds Use Prohibition” and any such Designated Proceeds, the “Restricted Designated Proceeds”), the Company shall cause such Restricted Designated Proceeds to be deposited in escrow as promptly as practicable. All or a portion of such amount of Restricted Designated Proceeds shall be used to redeem New Preferred Securities as promptly as practicable (and in no event later than five business days) to the extent such Designated Proceeds Use Prohibitions are no longer in effect. If any Designated Proceeds Use Prohibitions exist on March 31, 2022, all Restricted Designated Proceeds shall be applied to repay incremental loans pursuant to the Subordinated Credit Agreement (as defined below).

Class B Shareholders Agreement
We previously entered into an agreement (the “Class B Shareholders Agreement”), dated as of November 13, 2007, among the Company, Mr. Och and our executive managing directors, in their capacity as the holders of our Class B Shares, which provided for the establishment of a Class B Shareholder Committee. The terms of the Class B Shareholders Agreement currently in effect are summarized below. Under the Governance Agreement, the Class B Shareholders Agreement was amended to provide that the Class B Shareholder Committee will be disbanded and the Class B Shareholders Agreement will be terminated effective as of the Transition Date. Until the Transition Date, the terms of the Class B Shareholders Agreement will generally continue to apply except as specified below.
So long as our executive managing directors continue to own more than 40% of the total combined voting power of the Registrant, whether through ownership of our Class A Shares, Class B Shares or any other voting securities that we may issue in the future, the Class B Shareholder Committee has approval rights with respect to certain actions of the Board. Furthermore, so long as any Class B Shares remain outstanding, the Class B Shareholder Committee has the power and authority to exercise the rights granted to them under our Operating Agreement. The Class B Shareholder Committee currently has the right to designate five of the seven nominees for election to the Board, with such number of nominees decreasing as our executive managing directors’ ownership interest in our business decreases, as discussed below, and subject to the terms of the Governance Agreement. In addition, under the Class B Shareholders Agreement, holders of the Class B Shares have granted to the Class B Shareholder Committee an irrevocable proxy to vote all of such holders’ Class B Shares as determined by such Committee in its sole discretion.
Class B Shareholder Committee; Proxy and Approval Rights
Class B Shareholder Committee
The Class B Shareholder Committee currently consists solely of Mr. Och until his withdrawal, death or disability. Pursuant to the Governance Agreement, Mr. Och will continue to serve as the sole member of the Class B Shareholder Committee until the Transition Date. If applicable, upon Mr. Och’s withdrawal, death or disability, the Partner Management Committee shall act by majority vote to reconstitute the Class B Shareholder Committee either by: (i) appointing another executive managing director to serve as the sole member of the Committee; or (ii) appointing all of the members of the Partner Management Committee as the members of the Class B Shareholder Committee, in which event, the members will act by majority vote. Upon a reconstitution as provided by clause (i) above, the Partner Management Committee shall have the same rights of reconstitution in the event of the sole member’s withdrawal, death, disability or removal by a majority vote of the Partner Management Committee. Upon a reconstitution as provided by clause (ii) above, the Class B Shareholder Committee shall thereafter be comprised of the members who from time to time constitute the Partner Management Committee.
Proxy
Pursuant to the Class B Shareholders Agreement, holders of Class B Shares have granted to Mr. Och, as the current sole member of the Class B Shareholder Committee, an irrevocable proxy to vote all of the Class B Shares held by such executive managing director in such manner as Mr. Och shall determine, in his sole and absolute discretion, on any matter submitted to a vote of the holders of the Class B Shares. Unless the Transition Date first occurs, this proxy will survive until the later of: (i) Mr. Och’s withdrawal, death or disability; or (ii) such time as our executive managing directors no longer hold at least 40% of the total combined voting power of the Registrant. Accordingly, while Mr. Och remains the sole member of the Class B Shareholder Committee, he will have control over significant matters submitted to a vote of our Shareholders so long as the Class B Shares continue to represent 40% of the total combined voting power of the Registrant due to the approval rights discussed below.
Approval Rights
The Class B Shareholders Agreement provides that, so long as our executive managing directors and their permitted transferees collectively own securities representing more than 40% of the total combined voting power of all of our outstanding Shares, the Board shall not authorize, approve or ratify any action described below without the prior written approval of the Class B Shareholder Committee:

•
any incurrence of indebtedness, other than inter-company indebtedness, in one transaction or a series of related transactions, by us or any of our subsidiaries or controlled affiliates in an amount in excess of approximately 10% of the then existing long-term indebtedness of us and our subsidiaries;

•
any issuance by us or any of our subsidiaries or controlled affiliates, in any transaction or series of related transactions, of equity or equity-related shares which would represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, at least 10% of the total combined voting power of all our outstanding Shares other than: (i) pursuant to transactions solely among us and our wholly-owned subsidiaries; (ii) upon issuances of securities pursuant to the Och-Ziff Capital Management Group LLC Amended and Restated 2007 Equity Incentive Plan; (iii) upon the exchange of Group A Units for Class A Shares pursuant to the Class A Unit Exchange Agreement; or (iv) upon conversion of convertible securities or upon exercise of warrants or options, which convertible securities, warrants or options are either outstanding on the date of, or issued in compliance with, the Class B Shareholders Agreement;

•
any equity or debt commitment or investment or series of related equity or debt commitments or investments by us or any of our subsidiaries or controlled affiliates in an unaffiliated entity or related group of entities in an amount greater than $250.0 million;

•	any entry by us, any subsidiary or controlled affiliate into a new line of business that does not involve investment management and that requires a principal investment in excess of $100.0 million;

•	the adoption of a shareholder rights plan;

•	any appointment of a chief executive officer or co-chief executive officer, prior to August 5, 2019 (if the Transition Date has not occurred by such date);

•	any removal of a chief executive officer or co-chief executive officer; or

•
the termination without cause of the employment of an executive officer of the Company or the active involvement of an executive managing director with us or any of our subsidiaries or controlled affiliates.

In addition, our Operating Agreement requires that we obtain the consent of the Class B Shareholder Committee for specified actions relating to our legal structure so long as any Class B Shares remain outstanding. Generally, our structure is intended to ensure that we maintain exchangeability of Class A Shares and Group A Units on a one-for-one basis.
Board Representation
The Class B Shareholders Agreement requires that we take all reasonably necessary action to effect the following, so long as our executive managing directors and their permitted transferees beneficially own:

•	Shares representing more than 50% of the total combined voting power of all our outstanding Shares, then the Board shall nominate five individuals designated by the Class B Shareholder Committee;

•
Shares representing 40% or more and less than or equal to 50% of the total combined voting power of all our outstanding Shares, then the Board shall nominate three individuals designated by the Class B Shareholder Committee;

•
Shares representing 25% or more and less than 40% of the total combined voting power of our outstanding Shares, then the Board shall nominate two individuals designated by the Class B Shareholder Committee;

•
Shares representing 10% or more and less than 25% of the total combined voting power of our outstanding Shares, then the Board shall nominate one individual designated by the Class B Shareholder Committee; and

•
when our executive managing directors beneficially own less than 10% of the total combined voting power of our outstanding Shares, then the Board has no obligation to nominate any individual designated by the Class B Shareholder Committee.

The Operating Agreement provides that the size of the Board may not be expanded beyond seven members without the approval of the Class B Shareholder Committee.
Termination
Under the Governance Agreement, the Class B Shareholders Agreement terminates effective as of the Transition Date. Accordingly, effective as of the Transition Date, subject to certain survival provisions, all provisions of the Class B Shareholders Agreement shall be void and of no further force and effect, including that effective as of the Transition Date the Class B Shareholder Committee shall be disbanded and all authority granted to the Class B Shareholder Committee shall be extinguished.
Limited Partnership Agreements of the Oz Operating Group Entities
In connection with the Recapitalization, we amended and restated the Oz Operating Partnerships’ limited partnership agreements pursuant to Agreements and Plans of Merger, between OZ Management LP, OZ Advisors LP and OZ Advisors II LP and newly-formed subsidiaries of the Registrant, Orion Merger Sub I LP, Orion Merger Sub II LP and Orion Merger Sub III LP, respectively, pursuant to which such newly-formed subsidiaries of the Registrant merged with and into with the Oz Operating Partnerships, with the Oz Operating Partnerships as the surviving entities (such mergers, the “Mergers”). The material terms of the changes to the limited partnership agreements of the Oz Operating Partnerships are described below.
Group A Units and Group A-1 Units
The limited partnership agreements of the Oz Operating Partnerships set forth the terms of the Group A Units and Group A-1 Units into which Group A Units were recapitalized in the Mergers after giving effect to the Recapitalization. Among other things, the limited partnership agreements of the Oz Operating Partnerships provide that, upon any Group E Units or Additional Group E Units (as defined below), (i) vesting and achieving a book-up (as discussed below) or (ii) being canceled (except as provided in the limited partnership agreements of the Oz Operating Partnerships), an equal number of Group A-1 Units shall be automatically canceled, with each holder of Group A-1 Units bearing its pro rata share of such cancellation. Group A-1 Units are not eligible to receive distributions at any time; provided, however, that the holders of Group A-1 Units shall participate in any sale, change of control or other liquidity event. The holders of the Group A Units shall retain the portion of their capital accounts attributable to the Group A Units outstanding immediately prior to the Mergers that were converted into Group A-1 Units in the Mergers, which shall not be affected by any future cancellation of such Group A-1 Units.
From the closing of the Recapitalization until the end of the Distribution Holiday, without the prior written consent of (i) the holders of a majority of the then-outstanding Group A Units and (ii) until 100% of the then-outstanding Group A Units that were outstanding immediately following the Recapitalization Closing (such Group A Units, the “Post-Recap Group A Units”) have become eligible to be exchanged pursuant to the Class A Unit Exchange Agreement, the holders of a majority of the Post-Recap Group A Units and the Company are generally prohibited from: (A) taking any action that is adverse to the holders of Group A Units or Group A-1 Units in a manner disproportionate to the holders of the Class A Shares; (B) issuing any additional Group A Units or Group A-1 Units; (C) creating any new class of equity securities that would be senior or pari passu to the Group A Units or creating any equity securities in any subsidiary of any of the Oz Operating Partnerships (or amending the terms of an existing class of equity securities to become such equity securities) until the achievement of a book-up for all Group A Units following the end of the Distribution Holiday; or (D) amending the book-up provisions of the limited partnership agreements of the Oz Operating Partnerships in a manner that is adverse to the Group A Units or Group A-1 Units, except as required by a change in applicable law or upon the written advice of outside counsel to the Company. In connection with any such consents to be obtained from the holders of Group A Units, no consent fee or other consideration shall be offered to such holders.
The limited partnership agreements of the Oz Operating Partnerships generally prohibit the Company, from the Recapitalization Closing until the end of the Distribution Holiday, without the consent of the holders of a majority of the Group A Units (excluding any Group A Units held by Mr. Och or his affiliates or related trusts that own Group A Units at the applicable time (the “DSO Group A Holders”)) (such holders the “Non-DSO Group A Holders”) from (i) amending the limited partnership agreements of the Oz Operating Partnerships if the impact of such amendment on the Non-DSO Group A Holders (solely in their capacity as holders of Group A Units or Group A-1 Units) is disproportionately adverse, in any material respect, relative to the impact to the DSO Group A Holders (solely in the DSO Group A Holders’ capacity as holders of Group A Units or Group A-1 Units, as applicable) or (ii) amending the immediately preceding consent rights (collectively, the “DSO Parties”).
Group D Units
The limited partnership agreements of the Oz Operating Partnerships provided the procedures for the Class D Election, pursuant to which each Group D Unit was converted into one Group E Unit. Such Group E Units issued in respect of Group D Units generally vest (i) with respect to Group E Units issued to former executive managing directors, on the date of grant and (ii) with respect to Group E Units issued to active executive managing directors that (a) were converted from vested Group D Units, on December 31, 2019, (b) were converted from unvested Group D Units that were scheduled to vest within 12 months of January 31, 2019, on December 31, 2019, or (c) were converted from any other unvested Group D Units, on the date such Group D Units would have vested; provided that in each case the recipient remains in continuous service through each vesting date, subject to accelerated vesting or continued vesting, as applicable, upon the occurrence of certain liquidity events or a qualifying termination of service.
Group E Units
The limited partnership agreements of the Oz Operating Partnerships set forth the terms of the Group E Units of the Oz Operating Partnerships. Group E Units are only entitled to future profits and gains, and Group E Units issued to an executive managing director at the Recapitalization Closing (other than those issued in respect of Group D Units) generally vest (i) up to and including the number of Group A-1 Units held by such executive managing director immediately following the Recapitalization, on December 31, 2019 and (ii) with respect to all other such Group E Units held by such executive managing director, one-third on each of December 31, 2020, December 31, 2021, and December 31, 2022; provided that in each case the recipient remains in continuous service through each vesting date, subject to accelerated vesting or continued vesting, as applicable, upon the occurrence of certain liquidity events or a qualifying termination of service. The Oz Operating Partnerships will cause the Registrant to issue one Class B Share to each holder of Group E Units upon the vesting of each such Group E Unit.
At the Recapitalization Closing, the Company conditionally issued (subject to certain vesting and forfeiture conditions) an aggregate of 9,655,232 Group E Units to certain active executive managing directors. The general partners of the Oz Operating Partnerships (the “General Partners”) may conditionally issue additional Group E Units (“Additional Group E Units”) to active executive managing directors, in an aggregate number not to exceed the amount described in the limited partnership agreements of the Oz Operating Partnerships, as specified by the Chief Executive Officer of the Registrant (with the approval of the Compensation Committee of the Board (the “Compensation Committee”), if applicable).
The limited partnership agreements of the Oz Operating Partnerships generally prohibit the Company without the consent of the holders of a majority of Group E Units (until Group E Units representing less than 10% of the Group E Units issued in connection with the Recapitalization remain outstanding), from: (A) taking any action that is adverse to the holders of Group E Units in a manner disproportionate to the holders of the Class A Shares; (B) creating any new class of equity securities that would be senior or pari passu to the Group E Units or creating any equity securities in any subsidiary of any of the Oz Operating Partnerships (or amending the terms of an existing class of equity securities to become such equity securities) until the achievement of book-up for all Group E Units following the end of the distribution holiday; or (C) amending the book-up provisions of the limited partnership agreements of the Oz Operating Partnerships in a manner that is adverse to the Group E Units, except as required by a change in applicable law or upon the written advice of outside counsel to the Company. In connection with any such consents to be obtained from the holders of Group E Units, no consent fee or other consideration shall be offered to such holders.

Liquidity Events
In the event of a drag-along sale, tag-along sale, change of control or other liquidity event, the consideration to which any limited partner holding Group A Units, Group A-1 Units, Group D Units or Group E Units shall be entitled with respect to any such unit that is to be sold in such liquidity event shall be in proportion to such limited partner’s capital account balance attributable to such unit, relative to the capital account balance attributable to all units participating (directly or indirectly) in such event including the Group B Units.
Book-Up Provisions
The limited partnership agreements of the Oz Operating Partnerships have been amended to provide for a book-up of the Group A Units, Group D Units, Group E Units and Group P Units to occur at any time upon a sale, liquidation, exchange in which such unit would actually participate or certain other liquidity events, or from time to time after the end of the Distribution Holiday. Such units generally would be fully booked-up (with the book-up of the Group A Units and Group E Units having priority over the Group D Units and Group P Units) when each such unit has the same capital account balance (disregarding Group A-1 Units and other units of junior priority).
Partner Management Committee and Partner Performance Committee
The limited partnership agreements of the Oz Operating Partnerships have been revised to reflect that, effective as of the Transition Date, (i) Mr. Och shall automatically cease to serve as Chairman, and shall also cease to be a member, of each of the Partner Management Committee (as defined in the limited partnership agreements of the Oz Operating Partnerships) and the Partner Performance Committee (as defined in the limited partnership agreements of the Oz Operating Partnerships) and (ii) the Chief Executive Officer of the Registrant shall replace Mr. Och as Chairman of each of the Partner Management Committee and the Partner Performance Committee.
Distribution Holiday
The limited partnership agreements of the Oz Operating Partnerships have been revised to provide for the Distribution Holiday, which shall terminate on the earlier of (x) 45 days after the last day of the first calendar quarter in which an aggregate of $600.0 million of Distribution Holiday Economic Income (as defined in the limited partnership agreements of the Oz Operating Partnerships) has been realized and (y) April 1, 2026. During the Distribution Holiday, (i) the Oz Operating Partnerships shall only make distributions with respect to Group B Units, (ii) the performance thresholds of Group P Units shall be adjusted to take into account performance and distributions during such period, (iii) RSUs will receive in-kind distributions in respect of dividends or distributions paid on the Registrant’s Class A Shares, in each of the foregoing clauses (i) and (ii) in an aggregate amount not to exceed $4.00 per Group P Unit or RSU (equivalent to $0.40 prior to adjustment for the Reverse Share Split), as applicable, cumulatively during the Distribution Holiday, and in accordance with their existing terms (provided that such $4.00 cap shall not apply to any RSUs held by non-executive managing director employees or executive managing directors who are not receiving Group E Units) and (iv) income shall be allocated for book and tax purposes to reflect the revised distribution entitlements of the Group A / B / D / E / P Units. Following the termination of the Distribution Holiday, Group A Units, Group D Units and Group E Units (whether vested or unvested) shall receive distributions even if such Group A Units, Group D Units and Group E Units, as applicable, have not been booked-up.
Withdrawal Rights
Upon no less than 30 days’ prior written notice to the applicable General Partner, any limited partner may elect to abandon and surrender to the relevant Oz Operating Partnership all of such limited partner’s units and other interests in such Oz Operating Partnership (including any capital account balance but, for the avoidance of doubt, excluding any indebtedness) for no consideration. Such election shall be effective from the last day of the calendar quarter in which the notice was provided.
Name
The Company may use and permit others to use the “Och,” “Ziff” and “Och-Ziff” names through December 31, 2019, following which the Company shall cease using such names, provided, that the Company may (i) continue to use such names as expressly required by applicable law, regulation or order and (ii) refer to its former name.

Amended and Restated Class A Unit Exchange Agreement
In connection with the Recapitalization, at the Recapitalization Closing, the Class A Unit Exchange Agreement was amended and restated to provide such limited partners with revised exchange rights and to effect certain other amendments. Pursuant to the revised Class A Unit Exchange Agreement and the related provisions of the limited partnership agreements of the Oz Operating Partnerships, prior to the expiration of the Distribution Holiday, the Exchange Committee (comprised of our Chief Executive Officer and the Chief Financial Officer), in consultation with the Board, shall have the authority to permit exchanges of vested and booked-up Group A Units, which exchanges shall be made available to all holders of such vested and booked-up Group A Units on a pro rata basis. Beginning on the final day of the Distribution Holiday, each holder of Group A Units may exchange his or her vested and booked-up Group A Units over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions (including, among other things, in connection with the Registrant ‘s insider trading policy in respect of affiliate holders and in certain circumstances where the exchange would be likely impact the Registrant ‘s ability to use net operating losses).
Class P Unit Exchange Agreement
Under the Class P Unit Exchange Agreement, which became effective as of March 1, 2017, the Registrant’s executive managing directors may become entitled to exchange any vested Group P Units they hold for the Registrant’s Class A Shares (or the cash equivalent thereof) on a one-for-one basis, subject to exchange rate adjustments for splits, unit distributions and reclassifications, and provided that the Distribution Holiday has ended (or an earlier exchange date has been established by the Exchange Committee). Any such exchanges are subject to the satisfaction of certain service and performance conditions and the book-up condition, as described above under “—Limited Partnership Agreements of the Oz Operating Group Entities.” Once any Group P Units have become exchangeable, exchanges may generally occur quarterly on a date determined by the Exchange Committee. The Exchange Committee will consist of the members of the Partner Management Committee, with Mr. Och currently acting as Chairman. As Chairman, Mr. Och has the sole and exclusive right to take any action on behalf of the Exchange Committee. In the absence of a Chairman, the full Exchange Committee may act by majority vote.
Under the Class P Unit Exchange Agreement, each Group P Unit surrendered for exchange must simultaneously be exchanged for one Class A Share (or the cash equivalent, if so determined in the sole discretion of the Board). Upon any exchange of Group P Units, the exchanging person’s corresponding Class B Shares will be automatically canceled and the Registrant s interest in the Oz Operating Group, through its ownership of Group B Units (which are not exchangeable for any securities), will correspondingly increase. Upon the exchange of a Group P Unit for a Class A Share (or the cash equivalent thereof), the exchanging executive managing director will have a right to potential future payments owed to him or her under the tax receivable agreement as a result of such exchange.
Registration Rights Agreements
In connection with the Recapitalization, at the Recapitalization Closing, the Registrant amended and restated its Registration Rights Agreement, dated as of August 1, 2012 (as amended, the “Registration Rights Agreement”), by and among the Registrant and the covered persons named therein (the “Covered Persons”). Pursuant to the Registration Rights Agreement, the Registrant will agree to file with the SEC a shelf registration statement or a prospectus supplement or other supplemental materials to an existing shelf registration statement, no later than the first “established exchange date” under the Class A Unit Exchange Agreement, providing for registration and resale of the Class A Shares that may be delivered in exchange for Och-Ziff Operating Group Units (as defined in the Registration Rights Agreement) or otherwise held from time to time by the Covered Persons (the “Registrable Securities”). The Registration Rights Agreement provides the Registrant with customary suspension rights. In addition, the Covered Persons have certain “piggyback” rights if the Registrant proposes to register any Class A Shares under the Securities Act of 1933, as amended the Securities Act. The Registrant also agreed, among other things, to indemnify the Covered Persons included in any registration statement from certain liabilities and to pay all fees and expenses incident to the Registrant’s performance of or compliance with the Registration Rights Agreement. The rights under the Registration Rights Agreement will continue until the Covered Persons hold less than 100,000 Registrable Securities in the aggregate.

We also entered into a registration rights agreement with DIC pursuant to which DIC has certain “piggyback” registration rights (“DIC Registration Rights Agreement”). The DIC’s registration rights generally are triggered at any time we file a registration statement pursuant to the Registration Rights Agreement. We agreed to indemnify DIC and certain of its affiliates against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which they sell Class A Shares, unless such liability arose from their own misstatement or omission, and DIC, to the extent it has Class A Shares included in any registration statement or prospectus, has agreed to indemnify us against all losses caused by its misstatements or omissions. We will pay all expenses incident to our performance under the DIC Registration Rights Agreement.
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and the Ziffs. The purchase by the Oz Operating Group of Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings, and subsequent taxable exchanges by them of Group A Units (including Group A Units into which Group D Units or Group E Units may convert) or Group P Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Oz Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Oz Operating Group, and we will derive our tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expenses and will therefore reduce the amount of tax that Oz Corp and any other future corporate taxpaying entities that acquire Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group LLC once it is treated as a corporate taxpayer following the Corporate Classification Change) have agreed to pay our executive managing directors and the Ziffs a percentage of the amount of cash savings, if any, in federal, state and local income taxes in the United States that these entities actually realize related to their units as a result of such increases in tax basis. Such percentage was originally 85% of such annual cash savings under the tax receivable agreement. In September 2016, we amended the tax receivable agreement to provide that no amounts were due or payable under the agreement with respect to the 2015 and 2016 tax years. In connection with the Recapitalization, in February 2019, we amended the tax receivable agreement to provide that, conditioned on Och-Ziff Capital Management Group LLC electing to be classified as, or converting into, a corporation for U.S. tax purposes during 2019, (i) no amounts are due or payable with respect to the 2017 tax year, (ii) only partial payments (equal to the 2018 excess amount) are due and payable in respect of the 2018 tax year and (iii) the percentage of cash savings required to be paid with respect to the 2019 tax year and thereafter, as well as with respect to cash savings from subsequent exchanges, is reduced to 75%.
In connection with the departure of certain former executive managing directors since the 2007 Offerings, the right to receive payments under the tax receivable agreement by those former executive managing directors was contributed to the Oz Operating Group. As a result, we expect to pay to the other executive managing directors and the Ziffs approximately 78% of the 2018 excess amount and 69% of the amount of cash savings, if any, in federal, state and local income taxes in the United States that we actually realize as a result of such increases in tax basis with respect to the 2019 tax year and future tax years. To the extent that we do not realize any cash savings, we would not be required to make corresponding payments under the tax receivable agreement.
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
As of December 31, 2018, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets (without taking into account the effect of the February 2019 amendment of the tax receivable agreement, the Recapitalization or the Corporate Classification Change), we expected to pay our executive managing directors and the Ziffs approximately

$277.8 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Oz Corp and any other intermediate corporate taxpaying entities that hold Group B Units and not of the Oz Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the Oz Operating Group does not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.
The actual increase in tax basis of the Oz Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including the following:

•
The amount and timing of our income of will impact the payments to be made under the tax receivable agreement. To the extent that we do not have sufficient taxable income to utilize the amortization deductions available as a result of the increased tax basis in the Oz Operating Group assets, payments required under the tax receivable agreement would be reduced.

•
The price of our Class A Shares at the time of any exchange will determine the actual increase in tax basis of the Oz Operating Group assets resulting from such exchange; payments under the tax receivable agreement resulting from future exchanges, if any, will be dependent in part upon such actual increase in tax basis.

•
The composition of the Oz Operating Group assets at the time of any exchange will determine the extent to which we may benefit from amortizing the increased tax basis in such assets and thus will impact the amount of future payments under the tax receivable agreement resulting from any future exchanges.

•
The extent to which future exchanges are taxable will impact the extent to which we will receive an increase in tax basis of the Oz Operating Group assets as a result of such exchanges, and thus will impact the benefit derived by us and the resulting payments, if any, to be made under the tax receivable agreement.

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
Expense Allocation Agreement
We have entered into an Expense Allocation Agreement with the Oz Operating Group entities pursuant to which substantially all of the Registrant’s ongoing expenses (other than: (i) income tax expenses of Och-Ziff Capital Management Group LLC and the intermediate holding companies; (ii) obligations incurred under the tax receivable agreement; and (iii) payments on any indebtedness incurred by Och-Ziff Capital Management Group LLC and the intermediate holding companies), including substantially all the ongoing expenses incurred by or attributable solely to Och-Ziff Capital Management Group LLC, will be accounted for as expenses of the Oz Operating Group.
Indemnification Agreements
We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements provide for, among other things, indemnification to the fullest extent permitted by law and our Operating Agreement against: (i) any and all expenses and liabilities, including judgments, fines, penalties, interest and amounts paid in settlement of any claim with our approval, and counsel fees and disbursements; (ii) any liability pursuant to a loan guarantee, or otherwise, for any of our indebtedness; and (iii) any liabilities incurred as a result of acting on our behalf (as a fiduciary or otherwise) in connection with an employee benefit plan, if such director or executive officer acted in a manner not constituting fraud, gross negligence or willful misconduct. The indemnification agreements provide for the advancement or payment of all expenses to the director or executive officer and for reimbursement to us if it is found that such director or executive officer is not entitled to such indemnification under applicable law and our Operating Agreement. The Oz Operating Partnerships’ limited partnership agreements also require the Oz Operating Group entities to indemnify and exculpate our executive managing directors, including those who are our executive officers.
Relinquishment Agreement
The intermediate holding companies entered into a Relinquishment Agreement with Daniel S. Och and certain family trusts over which Mr. Och has investment control (the “Och Trusts”) effective as of March 1, 2017 (the “Relinquishment Agreement”). Pursuant to the Relinquishment Agreement, Mr. Och and the Och Trusts agreed to cancel, in the aggregate, 3.0 million of their vested Group A Units (equivalent to 30.0 million prior to adjustment for the Reverse Share Split). The Registrant accounted for the transaction as a repurchase of Group A Units for no consideration. A corresponding number of Class B Shares were also canceled.
The Relinquishment Agreement also provided that if any of the Group D Units granted to James S. Levin on March 1, 2017 were forfeited, such forfeited units would be reallocated to Mr. Och and the Och Trusts pursuant to the terms of the limited partnership agreements of the Oz Operating Partnerships, up to an aggregate amount of 3.0 million Group D Units (equivalent to 30.0 million prior to adjustment for the Reverse Share Split); however, in February 2018, Mr. Levin forfeited these Group D Units in connection with entering into a new employment agreement (see “—Executive Compensation—Partner Agreements, Severance Benefits and Change in Control Provisions”). The Registrant and the parties to the Relinquishment Agreement entered into a Cancellation, Reallocation and Grant Agreement, dated March 28, 2018 and effective as of February 16, 2018, which replaced and superseded the Relinquishment Agreement in its entirety (the “Reallocation Agreement”). Pursuant to the Reallocation Agreement, Mr. Och and the Och Trusts relinquished their rights to receive the 3.0 million Group D Units (equivalent to 30.0 million prior to adjustment for the Reverse Share Split) forfeited by Mr. Levin described above, which have been canceled, and Mr. Och instead was provided with the right to direct the General Partners to issue, for strategic hires and/or other business initiatives, up to 2.7 million Group Units (equivalent to 27.0 million prior to adjustment for the Reverse Share Split) (the “Reallocable Group Units”). Under the Reallocation Agreement, as an alternative to making grants of any number of such Reallocable Group Units, Mr. Och was given the right to make awards of an equivalent number of RSUs under the Registrant’s 2013 Incentive Plan. To the extent that the Compensation Committee did not approve any such issuances or awards, an equal number of Group Units were to be reallocated to Mr. Och and the Och Trusts. Subsequently, as part of the Recapitalization, Mr. Och waived his right to reallocate (and, under certain circumstances, be reissued) the Reallocable Group Units.
Distribution Holiday Agreements
In connection with the Distribution Holiday, at the Recapitalization Closing, the Registrant entered into (i) a letter agreement with Robert Shafir, the Registrant’s Chief Executive Officer, and (ii) letter agreements with each of the independent directors of the Board who holds RSUs, in each case, to provide that the Distribution Holiday applies to the RSUs owned by Mr. Shafir and the independent directors of the Board, respectively.
Consents and Approvals
The Nominating, Corporate Governance and Conflicts Committee unanimously approved the terms of the Recapitalization and the Implementing Agreements and unanimously recommended that the Board approve the same. The Board, acting on the unanimous recommendation of the Nominating, Corporate Governance and Conflicts Committee, approved the Recapitalization, including the Implementing Agreements. The Nominating, Corporate Governance and Conflicts Committee serves as the “Conflicts Committee” (as defined in the Second Amended and Restated Limited Liability Company Agreement of the Registrant (as amended, the “Registrant’s LLC Agreement”)) for purposes of evaluating the Recapitalization, including the Implementing Agreements. In such capacity, the Nominating, Corporate Governance and Conflicts Committee determined that (i) each member thereof is independent and disinterested with respect to (A) the management of the Registrant and (B) the transactions contemplated by the Recapitalization, including the Implementing Agreements, and (ii) the Nominating, Corporate Governance and Conflicts Committee’s approval of the Recapitalization, including the Implementing Agreements, constitutes a

Special Approval (as defined in the Registrant’s LLC Agreement) for purposes of Section 5.20 of the Registrant’s LLC Agreement.
In connection with the Recapitalization, (i) the holders of a majority of the minority of the holders of Group A Units (i.e., holders of Group A Units other than Mr. Och or any holders of Group A Units that received Group E Units in the Recapitalization) executed agreements consenting to the Recapitalization, (ii) the amendment to the tax receivable agreement was approved by the requisite beneficiaries under the tax receivable agreement and (iii) the requisite lenders under the Senior Credit Agreement (as defined below) entered into Amendment No. 1 (the “Senior Credit Agreement Amendment”) to the Senior Credit Agreement (the Senior Credit Agreement as amended by the Senior Credit Agreement Amendment, the “Amended Credit Agreement”), among the Oz Operating Partnerships, the other guarantors party thereto, the several banks and other financial institutions or entities party thereto, as lenders, and the administrative agent, permitting the consummation of the Recapitalization.
New Preferred Unit Designations
In connection with the Recapitalization, effective as of the Recapitalization Closing, pursuant to the amendment and restatement of the limited partnership agreements of the Oz Operating Partnerships pursuant to the Mergers, the limited partnership agreements of the Oz Operating Partnerships include the New Preferred Unit Designations. As part of the Existing Preferred Restructuring, pursuant to the New Preferred Unit Designations, the Oz Operating Partnerships issued New Preferred Securities with an aggregate liquidation preference of $200.0 million, in exchange for $200.0 million of the Existing Preferred. The New Preferred Securities are held by certain of our active and former executive managing directors. Mr. Och holds approximately $175.0 million of the New Preferred Securities, and certain of our executive officers hold approximately 1.25% of the outstanding New Preferred Securities in the aggregate.
Other than following the occurrence of a Discount Termination Event (as defined in the New Preferred Unit Designations), the Oz Operating Partnerships will have the option to redeem the New Preferred Securities at a 25% discount until March 31, 2021 and then at a 10% discount at any time between April 1, 2021 and the day prior to March 31, 2022, and any mandatory payments as a result of the Cash Sweep (as defined below) will be entitled to the same discount. To the extent that the New Preferred Securities are not repaid in full prior to March 31, 2022, at the option of the holder thereof, all or any portion of the New Preferred Securities will be converted into Debt Securities in an aggregate principal amount equal to the Liquidation Value of such New Preferred Securities, with such Debt Securities having the same terms as the initial $200.0 million of Debt Securities described below.
Subject to certain exceptions, unless distributions on the New Preferred Securities are declared and paid in cash for the then current distribution period and all preceding periods, the Operating Group Entities (as defined in the New Preferred Unit Designations) may not declare or pay distributions on or repurchase any of their equity securities that rank equal with or junior to the New Preferred Securities.
The New Preferred Unit Designations include a cash sweep arrangement during the Distribution Holiday under which, on a quarterly basis, 100% of all Economic Income (as defined therein) will be applied to repay the Amended Credit Agreement and then to redeem the New Preferred Securities, in each case, together with accrued interest. The Cash Sweep will not apply to the extent that it would result in the Company having a minimum free cash balance of less than $200.0 million except in certain specified circumstances. In the fourth quarter of each fiscal year only, an amount equal to the excess of the Free Cash Balance (as defined in the New Preferred Unit Designations) as of December 31 of the applicable fiscal year over the minimum free cash balance of $200.0 million, will be used to repay the Amended Credit Agreement and redeem the New Preferred Securities. In addition, without duplication of the Cash Sweep, (i) certain of the proceeds resulting from the realization of Designated Accrued Unrecognized Incentive (as defined in the New Preferred Unit Designations) and (ii) 85% of the Net Cash Proceeds (as defined in the New Preferred Unit Designations) from any Asset Sales (as defined in the New Preferred Unit Designation), will be used to repay the Amended Credit Agreement and redeem the New Preferred Securities. As long as the Cash Sweep is in effect, the Company may only use funds from a cumulative discretionary one-time basket of up to $50.0 million in the aggregate, or reserve up to $17.0 million in the aggregate (the Discretionary Basket), to engage in certain Restricted Activities (as defined below) or any other activities related to the strategic expansion of the Company, and may not use any other funds of the Company to fund such activities, subject to certain exceptions. The Discretionary Basket will not be subject to the Distribution Holiday or the Cash Sweep and, subject to certain exceptions, may only be used to fund new firm investments or new firm products or to fund share buybacks (including RSU cash settlements in excess of permitted amounts) in an aggregate amount not to exceed $25.0 million (the “Restricted Activities”). The Discretionary Basket may not be used to fund employee compensation payments.
Pursuant to the New Preferred Unit Designations, distributions on the New Preferred Securities will be payable on the liquidation preference amount on a cumulative basis at an initial distribution rate of 0% per annum until February 19, 2020 (the Step Up Date), after which the distribution rate will increase in stages thereafter to a maximum of 10% per annum on and after the eighth anniversary of the Step Up Date. In addition, following the occurrence of a change of control event, the Operating Group Entities will redeem the New Preferred Securities at a redemption price equal to the Liquidation Value. If the Operating Group Entities fail to redeem all of the outstanding New Preferred Securities after such change of control event, the distribution rate will increase by 7.00% per annum, beginning on the 31st day following such event. Pursuant to the New Preferred Unit Designations, the Operating Group Entities will not be required to effect such redemption until the earlier of (i) the date that is 20 days following such change of control event and (ii) the payment in full of all loans and other obligations and the termination of all commitments under the Amended Credit Agreement.
In addition, from and after March 31, 2022, if the amounts that were distributed to partners of the Operating Group Entities in respect of their equity interests in the Operating Group Entities (other than amounts distributed in respect of tax distributions or certain other distributions) or utilized for repurchase of units by such entities (or which were available but not used for such purposes) for the immediately preceding fiscal year were in excess of $100.0 million in the aggregate, then an amount equal to 20% of such excess shall be utilized to redeem the New Preferred Securities on a pro rata basis at a redemption price equal to the Liquidation Value. Furthermore, if the average closing price of the Registrant’s Class A Shares exceeds $150 per share for the previous 20 trading days from and after the Recapitalization Closing, the Operating Group Entities have agreed to use their reasonable best efforts to redeem all of the outstanding New Preferred Securities as promptly as practicable. If such event occurs prior to the maturity date of the Amended Credit Agreement and all obligations under the Amended Credit Agreement have not been prepaid in accordance with the terms thereof, the Registrant has agreed to use its reasonable best efforts to obtain consents from its lenders in order to redeem the New Preferred Securities as promptly as practicable.
Under the terms of the New Preferred Securities, so long as any New Preferred Securities are outstanding, without the consent of the holders’ committee of the New Preferred Securities (to be comprised of Mr. Och as sole member initially and additional or replacement members) (the “Holders’ Committee”), the Company will not create any new class of equity securities or issue any equity securities in any existing class that would be senior or pari passu to the New Preferred Securities (or amend the terms of an existing class of equity securities to become senior or pari passu to the New Preferred Securities). In addition, under the New Preferred Unit Designations, without the prior written consent of the Holders’ Committee, the Company is restricted from incurring certain indebtedness and liens, in each case subject to the exceptions set forth therein. Certain subsidiaries of the Registrant, including, but not limited to, funds and other investment vehicles owned or managed by the Registrant and its subsidiaries, are excluded from such restrictions.
The New Preferred Securities do not have voting rights, except that the consent of the Holders’ Committee is required to effect (i) any amendment to or waiver of the terms of the New Preferred Securities; or (ii) any amendment to the limited partnership agreement of an Operating Group Entity that would have an adverse effect on any holder of the New Preferred Securities.
Under the terms of the New Preferred Securities, the Registrant, the Operating Group Entities and the Och-Ziff funds are, subject to limited exceptions, prohibited from issuing to any individual who is a “Named Executive Officer” of the Registrant or the related parties of such “Named Executive Officer” (other than Mr. Och and his related parties) (collectively, the “Designated Officers”) or, in the event that the Registrant is not required to file reports with the SEC, any individual who would have been a Designated Officer if the Registrant was required to file such reports, new equity interests in any of the Operating Group Entities (“New NEO Units”) or make any distributions in respect of such New NEO Units, unless (i) so long as the Registrant’s common shares are traded on the New York Stock Exchange or another nationally recognized stock exchange, the issuance of such New NEO Units is approved by the Registrant’s compensation committee; or (ii) to the extent the Registrant’s common shares are not traded on the New York Stock Exchange or another nationally recognized stock exchange, with the prior written consent of the Holders’ Committee.
Pursuant to the New Preferred Unit Designations, the Registrant, the Operating Group Entities and the Registrant funds are also prohibited from engaging in any transaction with any Designated Officer, any holder of at least 10% of the outstanding equity of the Registrant, the Operating Group Entities, their respective subsidiaries or their respective affiliates (other than Mr. Och or his related parties) other than transactions in the ordinary course of business with any person (other than a Designated Officer) relating to such person’s service to any Operating Group Entity or consistent with past practice as of the date of the Recapitalization Closing, including in connection with granting any direct or indirect carry or capital interest in the Registrant funds to such person, which matters shall be determined by the Board or Compensation Committee. Without the consent of the Holders’ Committee, the Operating Group Entities, their respective subsidiaries and the other subsidiaries of the Registrant may not, subject to limited exceptions, sell or otherwise dispose of any businesses, business lines or divisions (including the Operating Group Entities’ respective multi-strategy, credit and real estate business) or any significant assets thereof.
Subject to limited exceptions, the New Preferred Securities may not be sold or otherwise transferred without the consent of the Holders’ Committee and, in the case of a holder other than Mr. Och or his related parties, the applicable General Partner. If a holder receives an offer for the sale of any or all of such holder’s New Preferred Securities, such holder must first offer the New Preferred Securities to Mr. Och and his related parties. If Mr. Och and his related parties decline the offer, the holder must then offer the New Preferred Securities to the applicable General Partner on behalf of the applicable Operating Group Entity. If such General Partner declines the offer, the holder will have the right to sell the New Preferred Securities to the original offeror.
The Registrant and the Oz Operating Partnerships shall reimburse the holders of the New Preferred Securities with respect to any reasonable fees and expenses (including reasonable attorneys’ fees and expenses) incurred by such holders in connection with protecting the interests or enforcing the rights of the New Preferred Securities.
New Senior Subordinated Term Loan Credit and Guaranty Agreement
In connection with the Recapitalization, at the Recapitalization Closing, and as part of the Existing Preferred Restructuring, the Oz Operating Partnerships, each as a borrower, entered into an unsecured senior subordinated term loan credit and guaranty agreement (the “Subordinated Credit Agreement”) under which the Debt Securities were issued with certain parties thereto, as lenders, and Wilmington Trust, National Association, as administrative agent (the “Subordinated Credit Agreement Administrative Agent”). The Debt Securities are held by certain of our active and former executive managing directors. Mr. Och holds approximately $175.0 million of the Debt Securities, and certain of our executive officers hold approximately 1.25% of the aggregate Debt Securities. The Debt Securities mature on the earlier of (i) the fifth anniversary of the date on which all obligations under the New Preferred Unit Designations have been in paid in full and (ii) April 1, 2026.
Pursuant to the terms of the New Preferred Unit Designations and the Governance Agreement to the extent that the New Preferred Securities are not repaid in full prior to March 31, 2022, then, at the option of the holder thereof, all or any portion of the liquidation preference of such New Preferred Securities shall be automatically converted into incremental Debt Securities without any further action by the Oz Operating Group entities. Except as otherwise provided in the Subordinated Credit Agreement, any such incremental Debt Securities of any class will have terms and conditions identical to those of the initial Debt Securities of such class under the Subordinated Credit Agreement.
Commencing February 1, 2020, the Debt Securities will bear interest at a per annum rate equal to, at the borrower’s option, one, three or six-month (or twelve-month with the consent of each lender) London Interbank Offered Rate (LIBOR) plus a margin of 4.75%, or a base rate plus a margin of 3.75%. Commencing on the earlier to occur of (i) the first anniversary of the date on which all Existing Preferred are paid in full and (ii) March 31, 2022, the Debt Securities amortize in quarterly installments each in a principal amount equal to 5% of the aggregate principal amount of the Debt Securities of the applicable borrower on the effective date of the Subordinated Credit Agreement or, in the case of incremental Debt Securities of such borrower, the date New Preferred Securities are exchanged for incremental Debt Securities pursuant to the terms of the New Preferred Unit Designations and the Governance Agreement; provided that in no event shall amortization payments in any fiscal year be required to exceed $40.0 million.
 For a period of nine months after the repayment of the New Preferred Securities, the borrowers will have the option to voluntarily repay up to $200.0 million of the initial Debt Securities at a 5% discount.
The Subordinated Credit Agreement requires that certain sister advisor companies and material domestic subsidiary advisors formed or acquired after the Recapitalization Closing and that are “Investment Advisers” or “Relying Advisers” (as defined in the Advisers Act) guarantee the obligations of the Oz Operating Partnerships and the other guarantors under the Subordinated Credit Agreement.
The Subordinated Credit Agreement contains customary representations and warranties and covenants for a transaction of this type, including two financial maintenance covenants. The first financial maintenance covenant prohibits the total fee-paying assets under management of the Oz Operating Partnerships and their consolidated subsidiaries to be less than $20.0 billion as of the last day of any fiscal quarter, and the second prohibits the total net secured leverage ratio as of the last day of any fiscal quarter, beginning with the fiscal quarter ending on December 31, 2018, to exceed (i) 3.00 to 1.00, or (ii) following the third anniversary of the Recapitalization Closing, 2.50 to 1.00. The Subordinated Credit Agreement also includes a covenant requiring compliance with the provisions of the Implementing Agreements that will impose restrictions on distributions, including certain tax distributions, during the Distribution Holiday, requiring prepayment of loans under the Amended Credit Agreement and thereafter, New Preferred Securities, in each case with excess cash above a certain threshold, and restricting the incurrence of indebtedness for borrowed money and certain liens, in each case subject to exceptions set forth in the Implementing Agreements. Certain subsidiaries of the Registrant, including, but not limited to, funds and other investment vehicles owned or managed by the Registrant and its subsidiaries, are excluded from the representations and warranties and the restrictions contained in certain of the foregoing covenants.
The Subordinated Credit Agreement contains customary events of default for a transaction of this type and is based on substantially the same terms as the Amended Credit Agreement. If an event of default under the Subordinated Credit Agreement occurs and is continuing, then, at the request (or with the consent) of the lenders holding a majority of the Debt Securities, upon notice by the Subordinated Credit Agreement Administrative Agent to the borrowers, the obligations under the Subordinated Credit Agreement shall become immediately due and payable. In addition, if the Oz Operating Partnerships or any of their material subsidiaries become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Subordinated Credit Agreement will automatically become immediately due and payable.
Item 14. Principal Accountant Fees and Services
The following table summarizes the aggregate fees billed for professional services provided to the Company by Ernst & Young LLP for the years ended December 31, 2018 and 2017:

Fee Category	2018	2017

	(dollars in thousands)
Audit Fees(1)	$4,028	$4,025
Audit-Related Fees(2)	73	92
Tax Fees(3)	2,708	2,741
Total Fees	$6,809	$6,858

(1)
Audit Fees.    Consist of fees for professional services provided in connection with the annual audit of our consolidated financial statements, the annual audit of internal control over financial reporting and the services that an independent registered public accounting firm would customarily provide in connection with subsidiary audits, other regulatory filings, and similar engagements, such as attest services, comfort letters, consents and reviews of documents filed with or submitted to the SEC.

(2)	Audit-Related Fees. Consist primarily of fees for services rendered in connection with the audits of our employee benefit plans and agreed-upon procedures related to our term loans.

(3)
Tax Fees.    Consist of the aggregate fees billed for tax compliance, which generally involves assistance in preparing, reviewing or filing various tax related filings in the U.S. and in foreign jurisdictions, and tax consulting.

Ernst & Young LLP also provides audit and tax consulting and compliance services to funds that we do not consolidate. During 2018, fees for these services were approximately $10.4 million for audit fees and $4.1 million for tax fees. During 2017, fees for these services were approximately $11.3 million for audit fees and $5.0 million for tax fees. The fees for these services are provided to and paid by the funds and therefore are not included in the above table.

The Audit Committee determined that the non-audit services provided by Ernst & Young LLP during the year ended December 31, 2018 were compatible with maintaining the independence of Ernst & Young LLP.
Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Our Audit Committee has adopted a policy implementing the SEC’s rules requiring it to pre-approve all audit, audit-related and all permissible non-audit services performed by our independent registered public accounting firm. These pre-approval requirements are intended to comply with rules of the SEC and the Public Company Accounting Oversight Board, which are applicable to all public companies, and to help assure that the provision of services does not impair our independent registered public accounting firm’s independence from the Company. The policy specifically sets forth services that are pre-approved, as well as services that are prohibited. Any request to provide a service that has been pre-approved by the Audit Committee is submitted to the Chief Executive Officer or the Chief Financial Officer for authorization. If there is any question as to whether a service has been pre-approved, the Audit Committee or the Chair of the Audit Committee is consulted for a determination. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.
For services not specifically pre-approved pursuant to the policy, a written request will be submitted in advance to the Audit Committee by management along with documentation describing the scope of the proposed service, the fee structure for the service and any other relevant information. Prior to approving any service, the Audit Committee must discuss with the independent registered public accounting firm the potential effects of the proposed services on the independent registered public accounting firm’s independence and seek management’s views on whether the requested services are consistent with the policy as well as applicable law.
Our Audit Committee has delegated to Ms. Proctor, Chair of our Audit Committee, the authority to approve any audit, audit-related or non-audit services to be provided to us by our independent registered public accounting firm. Any approval of services pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules

1.	The financial statements included in this annual report are listed on page F-1.

2.	Financial statement schedules:
None.

3.	Exhibits included or incorporated by reference herein:
See Exhibit Index on the following page.
Item 16. Form 10-K Summary
None.

Exhibit Index

Exhibit No.	Description

2.1**
Agreement and Plan of Merger, dated as of February 7, 2019, by and between OZ Management LP and Orion Merger Sub I LP, incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed on February 11, 2019.

2.2**
Agreement and Plan of Merger, dated as of February 7, 2019, by and between OZ Advisors LP and Orion Merger Sub II LP, incorporated herein by reference to Exhibit 2.2 of our Current Report on Form 8-K, filed on February 11, 2019.

2.3**
Agreement and Plan of Merger, dated as of February 7, 2019, by and between OZ Advisors II LP and Orion Merger Sub III LP, incorporated herein by reference to Exhibit 2.3 of our Current Report on Form 8-K, filed on February 11, 2019.

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

4.5
First Supplemental Indenture, dated as of November 20, 2014, among Och-Ziff Finance Co. LLC, the Guarantors party thereto and Wilmington Trust, National Association, as trustee, incorporated herein by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on November 20, 2014.

4.6	Form of 4.500% Senior Note due 2019 (included in Exhibit 4.5 hereto).

4.7
Second Amended and Restated Registration Rights Agreement of Och-Ziff Capital Management Group LLC, dated as of February 7, 2019, by and among Och-Ziff Capital Management Group LLC and the Covered Persons, incorporated herein by reference to Exhibit 10.7 of our Current Report on Form 8-K, filed on February 11, 2019.

4.8
OZ Management LP Unit Designation of the Preferences and Relative, Participating, Optional, and Other Special Rights, Powers and Duties of Class A Cumulative Preferred Units, dated as of February 7, 2019, by and among OZ Management LP, Och-Ziff Holding Corporation and Och-Ziff Capital Management Group LLC, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on February 11, 2019.

4.9
OZ Advisors LP Unit Designation of the Preferences and Relative, Participating, Optional, and Other Special Rights, Powers and Duties of Class A Cumulative Preferred Units, dated as of February 7, 2019, by and among OZ Advisors LP, Och-Ziff Holding Corporation and Och-Ziff Capital Management Group LLC, incorporated herein by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on February 11, 2019.

Exhibit No.	Description

4.10
OZ Advisors II LP Unit Designation of the Preferences and Relative, Participating, Optional, and Other Special Rights, Powers and Duties of Class A Cumulative Preferred Units, dated as of February 7, 2019, by and among OZ Advisors II LP, Och-Ziff Holding LLC and Och-Ziff Capital Management Group LLC, incorporated herein by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed on February 11, 2019.

4.11
Senior Subordinated Term Loan and Guaranty Agreement, dated as of February 7, 2019, by and among OZ Management LP, OZ Advisors LP, OZ Advisors II LP, as borrowers, the lenders party thereto and Wilmington Trust, N.A., as administrative agent, incorporated herein by reference to Exhibit 4.4 of our Current Report on Form 8-K, filed on February 11, 2019.

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

10.3+
Och-Ziff Capital Management Group LLC Amended and Restated 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of our Registration Statement on Form S-8, filed on November 12, 2008 (File No. 333-155315).

10.4
Certificate of Incorporation of Oz Holding Corporation, dated as of July 12, 2007, incorporated herein by reference to Exhibit 10.8 of Amendment No. 3 to our Registration Statement on Form S-1, filed on October 12, 2007 (File No. 333-144256).

10.5
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

10.7
Second Amended and Restated Operating Agreement of Oz Holding LLC, dated as of November 13, 2007, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

10.8+
Employment Agreement by and between Zoltan Varga and a subsidiary of the Registrant, dated as of November 5, 2007, incorporated herein by reference to Exhibit 10.15 of Amendment No. 8 to our Registration Statement on Form S-1, filed on November 8, 2007 (File No. 333-144256).

10.9+
Form of Class A Restricted Share Unit Award Agreement Under the Och-Ziff Capital Management Group LLC 2013 Incentive Plan (for the Independent Directors), amended as of October 29, 2015, incorporated herein by reference to Exhibit 10.13 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 11, 2016.

10.10+
The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan, approved as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 2, 2012.

10.11+	The Och-Ziff Capital Management Group LLC 2013 Incentive Plan, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 8, 2013.

10.12
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

Exhibit No.	Description

10.13
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

10.14
Securities Purchase Agreement, dated September 29, 2016, by and among OZ Management LP, OZ Advisors LP, OZ Advisors II LP and the Purchasers party thereto, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 29, 2016.

10.15
Amendment to Tax Receivable Agreement, dated as of September 29, 2016, by and among inter alia Och-Ziff Capital Management Group LLC, Och-Ziff Holding Corp., Och-Ziff Holding LLC, OZ Management LP, OZ Advisors LP, and OZ Advisors II LP, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 29, 2016.

10.16
Plea Agreement, dated as of September 29, 2016, by and among OZ Africa Management GP, LLC, the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of New York, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on November 2, 2016.

10.17
Deferred Prosecution Agreement, dated as of September 29, 2016, by and among Och-Ziff Capital Management Group LLC, the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of New York, incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q, filed on November 2, 2016.

10.18
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

10.19+	Partner Agreement between OZ Management LP and James Levin, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.20+	Partner Agreement between OZ Advisors LP and James Levin, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.21+	Partner Agreement between OZ Advisors II LP and James Levin, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.22+	Partner Agreement between OZ Management LP and James Levin, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.23+	Partner Agreement between OZ Advisors LP and James Levin, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.24+	Partner Agreement between OZ Advisors II LP and James Levin, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.25+	Partner Agreement between OZ Management LP and James Levin, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.26+	Partner Agreement between OZ Advisors LP and James Levin, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.27+
Partner Agreement between OZ Advisors II LP and James Levin, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.10 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.28+	Partner Agreement between OZ Management LP and James Levin, dated as of January 28, 2013, incorporated herein by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

Exhibit No.	Description

10.29+	Partner Agreement between OZ Advisors LP and James Levin, dated as of January 28, 2013, incorporated herein by reference to Exhibit 10.12 of our Quarterly Report on Form 8-K, filed on May 2, 2014.

10.30+	Partner Agreement between OZ Advisors II LP and James Levin, dated as of January 28, 2013, incorporated herein by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.31+
Partner Agreement between OZ Management LP and Alesia J. Haas, dated as of December 9, 2016, incorporated herein by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017.

10.32+
Partner Agreement between OZ Advisors LP and Alesia J. Haas, dated as of December 9, 2016, incorporated herein by reference to Exhibit 10.34 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017.

10.33+
Partner Agreement between OZ Advisors II LP and Alesia J. Haas, dated as of December 9, 2016, incorporated herein by reference to Exhibit 10.35 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017.

10.34+	Och-Ziff Deferred Cash Interest Plan, incorporated herein by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017.

10.35+	Partner Agreement between OZ Management LP and James Levin, dated as of February 14, 2017, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.36+	Partner Agreement between OZ Advisors LP and James Levin, dated as of February 14, 2017, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.37+	Partner Agreement between OZ Advisors II LP and James Levin, dated as of February 14, 2017, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.38+
Class P Exchange Agreement by and among the Och-Ziff Capital Management Group LLC, Och-Ziff Corp, Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, and the Och-Ziff Limited Partners, effective as of March 1, 2017, incorporated herein by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.39+
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

10.40+	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.41+	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.10 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.42+
Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.43+	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.44+	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.45+	Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

Exhibit No.	Description

10.46+	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.47+	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.48+
Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.49+	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of April 15, 2013, incorporated herein by reference to Exhibit 10.18 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.50+	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of April 15, 2013, incorporated herein by reference to Exhibit 10.19 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.51+	Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of April 15, 2013, incorporated herein by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.52+	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of February 22, 2017, incorporated herein by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.53+	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of February 22, 2017, incorporated herein by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.54+
Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of February 22, 2017, incorporated herein by reference to Exhibit 10.23 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.55
Amendment No. 2 to Credit and Guaranty Agreement, dated as of June 13, 2017, among OZ Management LP, as borrower, OZ Advisors LP, OZ Advisors II LP and Och-Ziff Finance Co. LLC, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on August 2, 2017.

10.56+	Amendment to The Och-Ziff Capital Management LLC 2013 Incentive Plan, effective May 9, 2017, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed May 9, 2017.

10.57+
Employment Agreement between OZ Management LP and Robert Shafir, dated as of January 27, 2018, incorporated herein by reference of Exhibit 10.65 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 23, 2018.

10.58+
Och-Ziff Deferred Cash Interest Plan for Employees, incorporated herein by reference to Exhibit 10.66 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 23, 2018.

10.59+
Partner Agreement between OZ Management LP and James Levin, dated as of February 16, 2018 and effective January 1, 2018, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

10.60+
Partner Agreement between OZ Advisors LP and James Levin, dated as of February 16, 2018 and effective January 1, 2018, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

10.61+
Partner Agreement between OZ Advisor II LP and James Levin, dated as of February 16, 2018 and effective January 1, 2018, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

10.62+
Partner Agreement between OZ Management LP and Rob Shafir, dated as of March 6, 2018, incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

Exhibit No.	Description

10.63+
Partner Agreement between OZ Advisors LP and Rob Shafir, dated as of March 6, 2018, incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

10.64+
Partner Agreement between OZ Advisors II LP and Rob Shafir, dated as of March 6, 2018, incorporated herein by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

10.65+
Cancellation, Reallocation and Grant Agreement, dated as of March 28, 2018, incorporated herein by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

10.66+	The 2018 Partner Incentive Pool, incorporated herein by reference Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on August 2, 2018.

10.67
Amended and Restated By-Laws of Och-Ziff Holding Corporation, effective May 3, 2018, incorporated herein by reference Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on August 2, 2018.

10.68
Third Amended and Restated Operating Agreement of Och-Ziff Holding LLC, dated May 3, 2018, incorporated herein by reference Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on August 2, 2018.

10.69+
Partner Agreement between OZ Management LP and Thomas Sipp, dated July 19, 2018 and effective May 3, 2018, incorporated herein by reference Exhibit 10.4 of our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on August 2, 2018.

10.70+
Partner Agreement between OZ Advisors LP and Thomas Sipp, dated July 19, 2018, effective May 3, 2018, incorporated herein by reference Exhibit 10.5 of our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on August 2, 2018.

10.71+
Partner Agreement between OZ Management Advisors II LP and Thomas Sipp, dated July 19, 2018, and effective May 3, 2018, incorporated herein by reference Exhibit 10.6 of our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on August 2, 2018.

10.72+
CFO Sign-on RSU Agreement between OZ Management LP and Thomas Sipp, dated as of July 19, 2018, incorporated herein by reference Exhibit 10.7 of our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on August 2, 2018.

10.73	Letter Agreement (including Term Sheet attached as Exhibit A), dated January 27, 2018, incorporated herein by reference Exhibit 10.1 of our Current Report on Form 8-K, filed on January 30, 2018.

10.74
Credit and Guaranty Agreement, dated as of April 10, 2018, among OZ Management LP, as borrower, OZ Advisors LP and OZ Advisors II LP, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on April 10, 2018.

10.75	Letter Agreement (including Term Sheet attached as Exhibit A), dated December 5, 2018, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 6, 2018.

10.76
Amended and Restated Agreement of Limited Partnership of OZ Management LP, dated as of February 7, 2019, by and among Och-Ziff Holding Corporation, the Limited Partners and Och-Ziff Capital Management Group LLC, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on February 11, 2019.

10.77
Amended and Restated Agreement of Limited Partnership of OZ Advisors LP, dated as of February 7, 2019, by and among Och-Ziff Holding Corporation, the Limited Partners and Och-Ziff Capital Management Group LLC, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on February 11, 2019.

Exhibit No.	Description

10.78
Amended and Restated Agreement of Limited Partnership of OZ Advisors II LP, dated as of February 7, 2019, by and among Och-Ziff Holding Corporation, the Limited Partners and Och-Ziff Capital Management Group LLC, incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on February 11, 2019.

10.79+
Robert Shafir Distribution Holiday Agreement, dated as of February 7, 2019, by and between Robert Shafir and Och-Ziff Capital Management Group LLC, incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on February 11, 2019.

10.80+
Form of Independent Director Distribution Holiday Agreement, dated as of February 7, 2019, incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on February 11, 2019.

10.81
Amended and Restated Exchange Agreement, dated as of February  7, 2019, by and among Och-Ziff Capital Management Group LLC, Och-Ziff Holding Corporation, Och-Ziff Holding LLC, OZ Management LP, OZ Advisors LP, OZ Advisors II LP and the Och-Ziff Limited Partners and Class B Shareholders, incorporated herein by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed on February 11, 2019.

10.82
Amendment No. 1, dated as of February 7, 2019, to the Credit and Guaranty Agreement, dated April  10, 2018, by and among OZ Management LP, as borrower, OZ Advisors LP and OZ Advisors II LP, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.8 of our Current Report on Form 8-K, filed on February 11, 2019.

10.83
Amendment, dated as of February 7, 2019, to the First Amended and Restated Tax Receivable Agreement, dated as of January 12, 2009, by and among Och-Ziff Capital Management Group LLC, Och-Ziff Holding Corporation, Och-Ziff Holding LLC, OZ Management LP, OZ Advisors LP and OZ Advisors II LP, incorporated herein by reference to Exhibit 10.9 of our Current Report on Form 8-K, filed on February 11, 2019.

10.84+
Governance Agreement, dated as of February 7, 2019, among Och-Ziff Capital Management Group LLC, Och-Ziff Holding Corporation, Och-Ziff Holding LLC, OZ Management LP, OZ Advisors LP, OZ Advisors II LP and Daniel S. Och, incorporated herein by reference to Exhibit 10.10 of our Current Report on Form 8-K, filed on February 11, 2019.

10.85	Form of Recapitalization Consent, incorporated herein by reference to Exhibit 10.11 of our Current Report on Form 8-K, filed on February 11, 2019.

10.86+
Omnibus Agreement, dated as of February 7, 2019, by and among Wayne Cohen, OZ Management LP, OZ Advisors LP and OZ Advisors II LP, incorporated herein by reference to Exhibit 10.12 of our Current Report on Form 8-K, filed on February 11, 2019.

10.87+
Omnibus Agreement, dated as of February 7, 2019, by and among James Levin, OZ Management LP, OZ Advisors LP and OZ Advisors II LP, incorporated herein by reference to Exhibit 10.13 of our Current Report on Form 8-K, filed on February 11, 2019.

10.88+
Omnibus Agreement, dated as of February 7, 2019, by and among David Levine, OZ Management LP, OZ Advisors LP and OZ Advisors II LP, incorporated herein by reference to Exhibit 10.14 of our Current Report on Form 8-K, filed on February 11, 2019.

10.89+
Omnibus Agreement, dated as of February 7, 2019, by and among Thomas Sipp, OZ Management LP, OZ Advisors LP and OZ Advisors II LP, incorporated herein by reference to Exhibit 10.15 of our Current Report on Form 8-K, filed on February 11, 2019.

10.90+
Second Amendment to Och-Ziff Capital Management Group LLC 2013 Incentive Plan, dated as of February 7, 2019, incorporated herein by reference to Exhibit 10.16 of our Current Report on Form 8-K, filed on February 11, 2019.

Exhibit No.	Description

10.91+	Form of Class E Common Unit Award Agreement, dated as of February 7, 2019, incorporated herein by reference to Exhibit 10.17 of our Current Report on Form 8-K, filed on February 11, 2019.

17.1	Correspondence from William P. Barr, dated January 23, 2018, incorporated herein by reference to Exhibit 17.1 of our Current Report on Form 8-K, filed on January 29, 2018.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T (XBRL).

*	Filed herewith

**	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules to the SEC upon request.

+	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 15, 2019

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Thomas M. Sipp
Thomas M. Sipp
Chief Financial Officer and Executive Managing Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Shafir	Chief Executive Officer and Executive Managing Director (Principal Executive Officer)	March 15, 2019
Robert Shafir

/s/ Thomas M. Sipp	Chief Financial Officer and Executive Managing Director (Principal Financial Officer)	March 15, 2019
Thomas M. Sipp

/s/ Erez Elisha	Chief Accounting Officer and Executive Managing Director (Principal Accounting Officer)	March 15, 2019
Erez Elisha

/s/ Daniel S. Och	Chairman of the Board of Directors	March 15, 2019
Daniel S. Och

/s/ Allan S. Bufferd	Director	March 15, 2019
Allan S. Bufferd

/s/ Marcy Engel	Director	March 15, 2019
Marcy Engel

/s/ Michael D. Fascitelli	Director	March 15, 2019
Michael D. Fascitelli

/s/ Richard G. Ketchum	Director	March 15, 2019
Richard G. Ketchum

/s/ Georganne C. Proctor	Director	March 15, 2019
Georganne C. Proctor

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Och-Ziff Capital Management Group LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Och-Ziff Capital Management Group LLC (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2018, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.
New York, New York
March 15, 2019

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

	(dollars in thousands)
Assets
Cash and cash equivalents	$315,809	$469,513
Restricted cash	8,075	—
Investments (includes assets measured at fair value of $361,378 and $224,722, of which $62,186 and $0 related to assets sold under agreements to repurchase as of December 31, 2018 and 2017, respectively)	389,897	238,974
Income and fees receivable	82,843	354,456
Due from related parties	20,754	28,202
Deferred income tax assets	355,025	375,230
Other assets, net	82,403	116,361
Assets of consolidated funds:
Investments of consolidated funds, at fair value	171,495	43,366
Other assets of consolidated funds	21,090	13,331
Total Assets	$1,447,391	$1,639,433

Liabilities and Shareholders’ (Deficit) Equity
Liabilities
Compensation payable	$105,036	$208,639
Unearned incentive	61,397	143,710
Due to related parties	281,821	281,555
Debt obligations	289,987	569,379
Securities sold under agreements to repurchase	62,801	—
Other liabilities	63,603	75,122
Liabilities of consolidated funds:
Other liabilities of consolidated funds	14,541	11,340
Total Liabilities	879,186	1,289,745

Commitments and Contingencies (Note 17)

Redeemable Noncontrolling Interests (Note 3)	577,660	445,617

Shareholders’ (Deficit) Equity
Class A Shares, no par value, 100,000,000 shares authorized, 19,905,126 and 18,957,321 shares issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Class B Shares, no par value, 75,000,000 shares authorized, 29,458,948 and 33,933,948 shares issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Paid-in capital	3,135,841	3,102,074
Accumulated deficit	(3,564,727)	(3,555,905)
Shareholders’ deficit attributable to Class A Shareholders	(428,886)	(453,831)
Shareholders’ equity attributable to noncontrolling interests	419,431	357,902
Total Shareholders’ Deficit	(9,455)	(95,929)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Deficit	$1,447,391	$1,639,433
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2018	2017	2016

	(dollars in thousands)
Revenues
Management fees	$281,862	$319,458	$533,156
Incentive income	202,896	528,000	233,440
Other revenues	15,976	6,777	2,006
Income of consolidated funds	6,489	4,102	1,762
Total Revenues	507,223	858,337	770,364

Expenses
Compensation and benefits	312,723	436,549	409,883
Interest expense	24,179	23,191	23,776
General, administrative and other	181,977	152,071	646,468
Expenses of consolidated funds	406	9,391	350
Total Expenses	519,285	621,202	1,080,477

Other (Loss) Income
Changes in tax receivable agreement liability	2,218	222,859	(1,663)
Net losses on early retirement of debt	(14,303)	—	—
Net (losses) gains on investments	(7,055)	3,465	3,760
Net (losses) gains of consolidated funds	(5,200)	8,472	2,915
Total Other (Loss) Income	(24,340)	234,796	5,012

(Loss) Income Before Income Taxes	(36,402)	471,931	(305,101)
Income taxes	12,500	317,559	10,886
Consolidated and Comprehensive Net (Loss) Income	(48,902)	154,372	(315,987)
Less: Net loss (income) attributable to noncontrolling interests	24,909	(131,630)	193,757
Less: Net income attributable to redeemable noncontrolling interests	(291)	(1,667)	(2,450)
Net (Loss) Income Attributable to Och-Ziff Capital Management Group LLC	(24,284)	21,075	(124,680)
Less: Change in redemption value of Preferred Units	—	(2,853)	(6,082)
Net (Loss) Income Attributable to Class A Shareholders	$(24,284)	$18,222	$(130,762)

(Loss) Earnings per Class A Share
(Loss) Income per Class A Share - basic	$(1.26)	$0.98	$(7.16)
(Loss) Income per Class A Share - diluted	$(1.26)	$0.97	$(7.29)
Weighted-average Class A Shares outstanding - basic	19,270,929	18,642,379	18,267,017
Weighted-average Class A Shares outstanding - diluted	19,270,929	18,718,176	47,998,727

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Och-Ziff Capital Management Group LLC
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained (Deficit) Earnings	Accumulated Deficit	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity (Deficit)

			(dollars in thousands)
As of December 31, 2015	18,102,646	29,731,740	$3,040,655	$(59,663)	$(3,396,822)	$(415,830)	$1,656,398	$1,240,568
Deconsolidation of funds on adoption of ASU 2015-02	—	—	—	59,663	(42,626)	17,037	(1,321,128)	(1,304,091)
Capital contributions	—	—	—	—	—	—	3,015	3,015
Capital distributions	—	—	—	—	—	—	(477)	(477)
Dividend equivalents on Class A restricted share units	—	—	(676)	—	676	—	—	—
Equity-based compensation, net of taxes	381,680	(38)	20,848	—	—	20,848	41,292	62,140
Impact of changes in Oz Operating Group ownership (Note 3)	—	—	(2,137)	—	—	(2,137)	2,137	—
Waiver of payments under tax receivable agreement (Note 17)	—	—	44,823	—	—	44,823	(5,590)	39,233
Change in redemption value of Preferred Units	—	—	(6,082)	—	—	(6,082)	(9,961)	(16,043)
Comprehensive net loss, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	(124,680)	(124,680)	(193,757)	(318,437)
As of December 31, 2016	18,484,326	29,731,702	$3,097,431	$—	$(3,563,452)	$(466,021)	$171,929	$(294,092)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY— (continued)

	Och-Ziff Capital Management Group LLC
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity (Deficit)

			(dollars in thousands)
As of December 31, 2016	18,484,326	29,731,702	$3,097,431	$(3,563,452)	$(466,021)	$171,929	$(294,092)
Capital contributions	—	—	—	—	—	1,297	1,297
Capital distributions	—	—	—	—	—	(22,526)	(22,526)
Cash dividends declared on Class A Shares ($0.70 per share)	—	—	—	(12,972)	(12,972)	—	(12,972)
Equity-based compensation, net of taxes	472,995	17,246	31,411	—	31,411	45,174	76,585
Dividend equivalents on Class A restricted share units	—	—	556	(556)	—	—	—
Relinquishment of Group A Units (Note 3)	—	(3,000,000)	—	—	—	—	—
Class B Shares granted to holders of Group P Units (Note 12)	—	7,185,000	—	—	—	—	—
Impact of changes in Oz Operating Group ownership (Note 3)	—	—	(14,092)	—	(14,092)	14,092	—
Adjustment to 2016 waiver of payments under tax receivable agreement (Note 17)	—	—	10,840	—	10,840	(320)	10,520
Dilution of proceeds from tax receivable agreement amendment (Note 3)	—	—	(21,219)	—	(21,219)	21,219	—
Change in redemption value of Preferred Units	—	—	(2,853)	—	(2,853)	(4,593)	(7,446)
Comprehensive net income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	21,075	21,075	131,630	152,705
As of December 31, 2017	18,957,321	33,933,948	$3,102,074	$(3,555,905)	$(453,831)	$357,902	$(95,929)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY— (continued)

	Och-Ziff Capital Management Group LLC
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity (Deficit)

			(dollars in thousands)
As of December 31, 2017	18,957,321	33,933,948	$3,102,074	$(3,555,905)	$(453,831)	$357,902	$(95,929)
Impact of Adoption - ASC 606	—	—	—	41,922	41,922	75,062	116,984
Capital contributions	—	—	—	—	—	1,733	1,733
Capital distributions	—	—	—	—	—	(37,043)	(37,043)
Cash dividends declared on Class A Shares ($1.30 per share)	—	—	—	(24,842)	(24,842)	—	(24,842)
Dividend equivalents on Class A restricted share units	—	—	1,618	(1,618)	—	—	—
Equity-based compensation, net of taxes	947,805	(4,125,000)	33,575	—	33,575	45,260	78,835
Relinquishment of Group A Units	—	(350,000)	—	—	—	—	—
Impact of changes in Oz Operating Group ownership (Note 3)	—	—	(1,426)	—	(1,426)	1,426	—
Comprehensive net income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	(24,284)	(24,284)	(24,909)	(49,193)
As of December 31, 2018	19,905,126	29,458,948	$3,135,841	$(3,564,727)	$(428,886)	$419,431	$(9,455)

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net (loss) income	$(48,902)	$154,372	$(315,987)
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Amortization of equity-based compensation	87,130	84,169	75,217
Depreciation, amortization and net gains and losses on fixed assets	10,308	10,334	19,882
Net losses on early retirement of debt	14,303	—	—
Deferred income taxes	8,599	312,764	2,236
Net losses (gains) on investments, net of dividends	11,350	(3,465)	(3,760)
Operating cash flows due to changes in:
Income and fees receivable	300,450	(177,819)	(74,077)
Due from related parties	7,448	(7,708)	(10,502)
Other assets, net	30,607	(6,388)	(8,376)
Compensation payable	(106,645)	2,658	29,479
Unearned incentive income	17,109	47,631	96,079
Due to related parties	266	(222,563)	1,320
Other liabilities	(11,144)	(3,869)	(88,419)
Consolidated funds related items:
Net losses (gains) of consolidated funds	5,200	(8,472)	(2,915)
Purchases of investments	(378,626)	(423,147)	(242,474)
Proceeds from sale of investments	245,309	184,783	231,591
Other assets of consolidated funds	(7,769)	(307,379)	3,925
Other liabilities of consolidated funds	3,203	80,421	5,319
Net Cash Provided by (Used in) Operating Activities	188,196	(283,678)	(281,462)

Cash Flows from Investing Activities
Purchases of fixed assets	(5,830)	(4,990)	(8,808)
Proceeds from sale of fixed assets	—	57,599	—
Purchases of United States government obligations	(293,183)	(112,400)	(59,909)
Maturities of United States government obligations	129,781	100,000	78,500
Investments in funds	(179,930)	(165,519)	(40,920)
Proceeds from sales and maturities in investments in funds	180,415	6,959	14,696
Other, net	—	—	(17)
Net Cash Used in Investing Activities	(168,747)	(118,351)	(16,458)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Year Ended December 31,
	2018	2017	2016

	(dollars in thousands)
Cash Flows from Financing Activities
Issuance and sale of Preferred Units, net of issuance costs	—	150,054	246,457
Contributions from noncontrolling and redeemable noncontrolling interests	148,950	3,629	3,019
Distributions to noncontrolling and redeemable noncontrolling interests	(52,506)	(22,526)	(477)
Dividends on Class A Shares	(24,842)	(12,972)	—
Proceeds from debt obligations, net of issuance costs	301,558	154,490	135,951
Repayment of debt obligations, including prepayment costs	(595,463)	(167,516)	(3,667)
Proceeds from securities sold under agreements to repurchase, net of issuance costs	63,099	—	—
Proceeds from debt obligations of consolidated CLO	—	666,711	—
Repayment of debt obligation of consolidated CLO	—	(222,434)	—
Other, net	(5,874)	(7,707)	(7,620)
Net Cash (Used in) Provided by Financing Activities	(165,078)	541,729	373,663
Net Change in Cash and Cash Equivalents and Restricted Cash	(145,629)	139,700	75,743
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	469,513	329,813	254,070
Cash and Cash Equivalents and Restricted Cash, End of Period	$323,884	$469,513	$329,813

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$28,472	$20,904	$19,514
Income taxes	$2,930	$4,156	$9,504
Non-cash transactions:
Assets related to the initial consolidation of CLO	$—	$100,156	$—
Liabilities related to the initial consolidation of CLO	$—	$99,878	$—
Assets related to the deconsolidation of funds	$—	$653,629	$9,351,057
Liabilities related to the deconsolidation of funds	$—	$629,282	$7,233,850
Increase in paid in capital as a result of waiver of payments under tax receivable agreement (Note 17)	$—	$10,520	$39,233

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

1. OVERVIEW
Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company” or “Oz Management”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai and Shanghai. The Company provides asset management services to its investment funds (the “funds”), which pursue a broad range of global investment opportunities. The Company currently manages multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles. Through Institutional Credit Strategies, the Company’s asset management platform that invests in performing credits, the Company manages collateralized loan obligations (“CLOs”) and other customized solutions for clients.
The Company’s primary sources of revenues are management fees, which are based on the amount of the Company’s assets under management, and incentive income, which is based on the investment performance of its funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of assets under management and the investment performance of the funds.
The Company currently has two operating segments: Oz Funds and Real Estate. The Oz Funds segment provides asset management services to the Company’s multi-strategy funds, dedicated credit funds and other alternative investment vehicles. The Real Estate segment provides asset management services to the Company’s real estate funds. In the fourth quarter of 2018, the Real Estate segment met the threshold for a reportable segment. As a result, the Company began reporting operating segment results for both segments and has adjusted prior-period disclosures to present comparable information.
The Company generates substantially all of its revenues in the United States. The liability of the Company’s Class A Shareholders is limited to the extent of their capital contributions.
The Company conducts its operations through OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively, the “Oz Operating Partnerships” and collectively with their consolidated subsidiaries, the “Oz Operating Group”). References to the Company’s “executive managing directors” refer to the current limited partners of OZ Management LP, OZ Advisors LP and OZ Advisors II LP other than the Company’s intermediate holding companies, and include the Company’s founder, Daniel S. Och, and, except where the context requires otherwise, include certain limited partners who are no longer active in the business of the Company. References to the Company’s “active executive managing directors” refer to executive managing directors who remain active in the Company’s business. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons. References to the Company’s “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation (“Oz Corp”) and Och-Ziff Holding LLC (“Oz Holding”), each of which are wholly owned subsidiaries of the Registrant.
As previously disclosed, the Registrant, certain of its subsidiaries and Mr. Och entered into a letter agreement dated December 5, 2018 providing for the implementation of certain transactions (the letter agreement together with the term sheet attached thereto, as amended, collectively, the “Letter Agreement”). The Letter Agreement provided for, among other things, the preparation and execution of further agreements (the “Implementing Agreements”) and other actions to implement the transactions contemplated by the Letter Agreement (collectively, the “Recapitalization”). In February 2019, the Company completed the Recapitalization. See Note 19 for additional details.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Company Structure
As of December 31, 2018, the Registrant is a holding company that, through its intermediate holding companies, holds equity ownership interests in the Oz Operating Group. The Registrant had issued and outstanding the following share classes:

•
Class A Shares—Class A Shares are publicly traded and entitle the holders thereof to one vote per share on matters submitted to a vote of shareholders. The holders of Class A Shares are entitled to any distributions declared by the Registrant’s Board of Directors (the “Board”).

•
Class B Shares—Class B Shares are held by the Company’s executive managing directors. These shares are not publicly traded but rather entitle the executive managing directors to one vote per share on matters submitted to a vote of shareholders. These shares do not participate in the earnings of the Registrant, as the executive managing directors participate in the related economics of the Oz Operating Group through their direct ownership of Group A Units, Group D Units and the Preferred Units, as discussed below. Class B Shares represent a majority of the outstanding voting shares of the Company. Holders of the Class B Shares have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. As a result, Mr. Och is currently able to control all matters requiring the approval of the Company’s shareholders. In connection with the Recapitalization described in Note 19, this proxy will terminate on the “Transition Date,” which will be the 30th day following the completion of the Liquidity Redemption (as defined below), subject to extension in certain cases whereby Mr. Och or his related parties are not permitted to effect redemptions of their capital in funds managed by the Company.

The Company conducts its operations through the Oz Operating Group. The following is a list of the outstanding units of the Oz Operating Partnerships as of December 31, 2018:

•
Group A Units—The Group A Units are equity interests held by the Company’s executive managing directors. Once vested, these units may be exchanged on a one-to-one basis for Class A Shares, subject to transfer restrictions.

•	Group B Units—The Group B Units are equity interests held by the Company’s intermediate holding companies. These units represent the Company’s economic interest in the Oz Operating Group.

•
Group D Units—The Group D Units are profits interests held by executive managing directors. These units receive distributions on a pro rata basis with the Group A Units and the Group B Units. A Group D Unit converts into a Group A Unit when the Company determines that it has become economically equivalent to a Group B Unit (a “book-up”), at which point it is considered a grant of equity-based compensation. As of December 31, 2018, the Group D Units represented a 7.8% non-equity profits interest in the Oz Operating Group. Group D Units are not considered equity for GAAP purposes, and therefore distributions made to holders of these units are recognized within compensation and benefits in the consolidated statements of comprehensive income (loss).

•
Group P Units—The Group P Units are equity interests held by the certain executive managing directors. Group P Units entitle holders to receive distributions of future profits of the Oz Operating Group, and each Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent thereof), in each case upon satisfaction of certain service and market conditions and at such time the Company determines that a Group P Unit has become economically equivalent to a Group A Unit. The terms of the Group P Units may be varied for certain executive managing directors. Group P Unit grants are accounted for as equity-based compensation. See Note 12 for additional information.

•
Preferred Units—The Preferred Units are non-voting preferred equity interests in the Oz Operating Group entities and have an aggregate liquidation preference of $1,000, plus accrued and unpaid distributions. See Note 10 for additional information regarding the terms of the Preferred Units.

As of December 31, 2018, the Company issued its executive managing directors a number of Class B Shares of the Registrant equal to the number of Group A Units and Group P Units held. Upon the exchange of a Group A Unit or a Group P Unit for a Class A Share, the corresponding Class B Share is canceled and a Group B Unit is issued to the intermediate holding companies of the Company.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

In addition, the Company issues Class A restricted share units (“RSUs”) and, beginning in 2018, performance-based RSUs (“PSUs”) to its employees and executive managing directors as a form of compensation. RSU and PSU grants are accounted for as equity-based compensation. See Note 12 for additional information regard RSUs and PSUs.
Reverse Share Split
At the close of trading on January 3, 2019, the Company effectuated a 1-for-10 reverse share split (the “Reverse Share Split”) of the Class A Shares. As a result of the Reverse Share Split, every ten issued and outstanding Class A Shares were combined into one Class A Share. In addition, corresponding adjustments were made to the Class B Shares, Group A Units, Group B Units, Group D Units, Group P Units, RSUs and PSUs. All prior period share, unit, per share and per unit amounts have been restated to give retroactive effect to the Reverse Share Split.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These consolidated financial statements are prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements of the Company. The most critical of these estimates are related to (i) fair value measurements of the assets and liabilities of the funds, which impacts the Company’s management fees and incentive income; (ii) the determination of whether to recognize incentive income; (iii) the determination of whether or not to consolidate a variable interest entity; and (iv) the estimate of future taxable income, which impacts the carrying amount of the Company’s deferred income tax assets. While management believes that the estimates utilized in preparing the consolidated financial statements are reasonable and prudent, actual results could differ materially from those estimates.
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
Consolidation Policies
The Company adopted Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis as of January 1, 2016 using the modified retrospective method of transition, which resulted in a cumulative effect adjustment to opening equity on the date of adoption. The impact to the Company’s opening retained earnings in 2016 was driven by the cumulative effect of a change in the incentive income recognition methodology for the funds no longer consolidated by the Company, net of deferred income tax effects.
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
DECEMBER 31, 2018

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
Where the Company holds a variable interest in an entity, it is required to determine whether it should consolidate the entity. Fee arrangements are not considered variable interests when they are commensurate with the level of effort required to provide services and include only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length, and where the Company does not hold other interests in the entity that would absorb more than an insignificant amount of the variability of the entity.
Where the Company does not have a variable interest in the entity, it will not consolidate the entity. Where the Company has a variable interest, it is required to determine whether the entity will be considered as a Variable Interest Entity (“VIE”) or Voting Interest Entity (“VOE”), the classification of which will determine the analysis that the Company is required to perform when determining whether it should consolidate the entity.
The consolidated financial statements include the accounts of the Registrant and entities in which it, directly or indirectly, is determined to have a controlling financial interest under the following set of guidelines:

•
VIEs—The Company determines whether, if by design, an entity has any of the following characteristics: (i) equity investors who lack the characteristics of a controlling financial interest; (ii) the entity does not have sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties; or (iii) substantially all of the activities of the entity are performed on behalf of a party with disproportionately few voting rights. An entity with any one of these characteristics is a VIE. Partnerships, and similarly structured entities, will be considered as VIEs where a simple majority of third party investors with equity at risk are not able to exercise substantive kick-out or participating rights over the general partner.

•	VOEs—Where an entity does not have the characteristics of a VIE, it is a VOE.
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
The party identified as the primary beneficiary of a VIE is required to consolidate the entity. A party is the primary beneficiary of a VIE where it has a controlling financial interest in the entity, which is defined as (i) the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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
Funds that are VOEs
Funds that are corporations, or similarly structured entities, that are not VIEs would be consolidated by the Company where the Company has a majority equity investment and has control over significant operating, financial and investing decisions of the entity. The Company will generally not consolidate partnerships, or similarly structured entities, that are not VIEs where a single investor or simple majority of third party investors with equity have the ability to exercise substantive kick-out or participating rights.
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
As of December 31, 2018, Group P Units are not participating in the earnings of the Oz Operating Group, as certain service and performance conditions, as described in Note 12, have not been met as of the reporting period end.
See Note 3 for additional information regarding the Company’s interest in the Oz Operating Group.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Noncontrolling Interests and Appropriated Retained Deficit
The Group A Units represent interests in the Oz Operating Group not held by the Company, and amounts attributable to these units are presented as noncontrolling interests in the consolidated balance sheets.
Additionally, the Company consolidates certain credit funds that it manages, wherein investors are able to redeem their interests on a monthly basis. Amounts relating to these fund investors’ interests in these funds are presented as redeemable noncontrolling interests in the consolidated balance sheets. Profits and losses attributable to these interests are presented as net income (loss) attributable to redeemable noncontrolling interests in the consolidated statements of comprehensive income (loss).
The Company also consolidated the CLOs it managed prior to adoption of ASU 2015-02 on January 1, 2016. The Company elected the fair value option for the notes and loans payable of the consolidated CLOs upon the initial consolidation of each CLO. The recognition of the difference between the fair value of assets and liabilities of consolidated CLOs was presented as appropriated retained deficit.
See Note 3 for additional information regarding noncontrolling interests.
Preferred Units
The Company presents Preferred Units as redeemable noncontrolling interests, outside of permanent equity on the Company’s consolidated balance sheet, as the redemption of the Preferred Units may be effected in a manner not solely in control of the Company. The Company recorded the proceeds from the issuance and sale net of transactions costs. As the redemption of the Preferred Units is outside of the control of the Company, the carrying value of the Preferred Units is their current full redemption value. The change in redemption value was treated as a reduction of the common equity holders’ interests in the Oz Operating Group. The pro rata share of the change in redemption value that was allocable to the Registrant was treated as a reduction of net income (loss) attributable to Class A Shareholder when calculating earnings (loss) per Class A Share. See Note 10 for additional information on the Preferred Units.
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
Management Fees
Management fees for the Company’s multi-strategy funds typically range from 0.96% to 2.25% annually of assets under management based on the net asset value of these funds. For the Company’s opportunistic credit funds, management fees typically range from 0.50% to 1.75% annually based on the net asset value of these funds. Management fees for Institutional Credit Strategies, which primarily relate to CLOs, generally range from 0.35% to 0.50% annually based on the par value of the collateral and cash held in the CLOs. Management fees for the Company’s real estate funds typically range from 0.75% to 1.50% annually based on the amount of capital committed or invested during the investment period, and on the amount of invested capital after the investment period. Management fees are recognized over the period during which the related services are performed.
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
DECEMBER 31, 2018

redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions.
The Company considers management fees to be a form of variable consideration, as the amount earned each quarter may depend on various contingencies, such as the value of assets under management, capital inflows and outflows during the period, or changes in committed or invested capital. Management fees, however, are generally recognized at the end of each reporting period and are not subject to clawback and, therefore, the value of the management fees the Company is entitled to receive at the end of each quarter is generally no longer subject to the constraint.
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
The commitment period for most of the Company’s multi-strategy assets under management is for a period of one year on a calendar-year basis with incentive income recognized annually on December 31. The Company may also recognize incentive income related to fund investor redemptions at other times during the year, and on assets under management subject to commitment periods that are longer than one year. The Company may also recognize incentive income for tax distributions that the Company is entitled to that cover estimated tax obligations of the Company related to the management of certain funds. These distributions are not subject to clawback once distributed to the Company.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

See Note 11 for additional information regarding the Company’s revenues.
Other Revenues
Other revenues consist primarily of interest income on investments in CLOs and cash and cash equivalents. Interest income is recognized on an effective yield basis. Additionally, prior to the sale of the Company’s aircraft in the first half of 2017, revenue related to non-business use of the corporate aircraft by certain executive managing directors was also included within other revenues and was recognized on an accrual basis based on actual flight hours.
Compensation and Benefits
Compensation and benefits is comprised of salaries, benefits, payroll taxes, and discretionary and guaranteed cash bonus expense. The Company generally recognizes compensation and benefits expenses over the related service period.
Bonus Compensation
On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses generally comprising a significant portion of total compensation and benefits. The Company accrues minimum annual discretionary cash bonus on a straight-line basis during the year. The total amount of discretionary cash bonuses ultimately recognized for the full year, which is determined in the fourth quarter of each year, could differ materially from the minimum amount accrued during the first three quarters of each year, as the total discretionary cash bonus is dependent upon a variety of factors, including fund performance for the year.
Equity-Based Compensation
Compensation expense related to equity-classified share-based payments with a service condition is based on the grant-date fair value and recognized on a straight-line basis over the requisite service period for awards with both cliff vesting and graded vesting. The Company accounts for forfeitures on share-based compensation arrangements as they occur. The Company recognizes all income tax effects of awards within consolidated net income (loss) when the awards vest or are settled.
For liability-classified share-based payments, the Company recognizes compensation expense over the requisite service period adjusted to the fair value as of the end of the reporting period.
Compensation expense related to equity-classified share-based payments related to Group P Units, which include both a service and a market condition, is based on the estimated fair value of the awards at the date of grant, using graded vesting, which separately considers and recognizes compensation expense over the requisite service period for each tranche.
See Note 12 for additional information on the Company’s equity-based compensation plans.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Profit Sharing Arrangements
The Company also has profit-sharing arrangements whereby certain employees and executive managing directors are entitled to a share of incentive income distributed to the Company by certain funds. To the extent that the payments made by the Company to the employees and executive managing directors are probable and reasonably estimable, the Company accrues these payments as compensation expense, which may occur prior to the recognition of the related incentive income.
Deferred Cash Interests (DCIs)
DCIs are granted to certain employees and executive managing directors as a form of compensation. DCIs generally vest over a three year period, subject to an employee’s or executive managing director’s continued service. Upon vesting, the Company pays the employee or executive managing director an amount in cash equal to the notional investment in specified funds represented by the DCIs, as adjusted for fund performance over the service period. Except as otherwise provided in the relevant deferred cash interest plan or in an award agreement, in the event of a termination of the employee’s or executive managing director’s service, any portion of the DCIs that are unvested as of the date of termination will be forfeited. The Company recognizes the total notional investment as compensation expense, as adjusted for notional fund performance, over the related service period.
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
The Company recognizes the income tax accounting effects of changes in tax law or rates (including retroactive changes) in the period of enactment. Future events such as changes in tax legislation could have an impact on the provision for income taxes and the effective income tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.
The Company records interest and penalties related to income taxes within income taxes in the consolidated statements of comprehensive income (loss).
Cash and Cash Equivalents and Restricted Cash
The Company considers highly-rated liquid investments that have an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents are recorded at amortized cost plus accrued interest. As of December 31, 2018, the majority of the Company’s cash and cash equivalents were held with one major financial institution, which exposes the Company to a certain degree of credit risk concentration.
Restricted cash represents amounts that are restricted as to usage due to regulatory reasons.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following table summarizes the Company’s cash and cash equivalents and restricted cash balances as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

	(dollars in thousands)
Cash and cash equivalents	$315,809	$469,513
Restricted cash	8,075	—
Total Cash and Cash Equivalents and Restricted Cash	$323,884	$469,513
Investments
Investments in CLOs
The Company elected to measure its investments in notes issued by CLOs managed by the Company at fair value through consolidated net income (loss) in order to simplify its accounting for these instruments. Changes in fair value of these investments are included within net (losses) gains on investments in the consolidated statements of comprehensive income (loss). The Company accrues interest income on its investments in CLOs using the effective interest method, and includes this income within other revenues in the consolidated statements of comprehensive income (loss).
Investments in Other Funds
The Company’s equity investments in funds are accounted for under the equity method of accounting. The Company recognizes its share of earnings within net (losses) gains on investments in the consolidated statements of comprehensive income (loss).
Investments in United States Government Obligations
The Company invests in United States government obligations to manage excess liquidity. These investments are carried at fair value, as the Company has elected the fair value option in order to include any gains or losses within consolidated net income (loss). These investments are recorded in the consolidated balance sheet within cash and cash equivalents for investments with an original maturity from the date of purchase of three months or less, and within investments for those longer than three months. Changes in fair value of these investments were immaterial for the years ended December 31, 2018, 2017 and 2016.
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
Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization within other assets, net in the consolidated balance sheets. The Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be fully recovered. Depreciation and amortization of fixed assets are calculated using the straight-line method over the following depreciable lives: the shorter of the related lease term or expected useful life for

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

leasehold improvements and 3.0 years to 7.0 years for all other fixed assets. If a fixed asset is reclassified as held for sale, it is carried at the lower of existing carrying value or its estimated net selling price, and the asset is no longer depreciated.
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
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. Securities transferred to counterparties under repurchase agreements are included within investments in the consolidated balance sheets. Cash received under a repurchase agreement is recognized a liability within securities sold under agreements to repurchase in the consolidated balance sheets. Interest expense is recognized on an effective yield basis and is included within interest expenses in the consolidated statements of comprehensive income (loss). See Note 9 for additional information.
Policies of Consolidated Funds
The funds are considered investment companies for GAAP purposes. Pursuant to specialized accounting guidance for investment companies and the retention of that guidance in the Company’s consolidated financial statements, the investments held by the consolidated funds’ are reflected in the consolidated financial statements at their estimated fair values.
Income of Consolidated Funds
Income of consolidated funds consists of interest income, dividend income and other miscellaneous items. Interest income is recorded on an accrual basis. The consolidated funds may place debt obligations, including bank debt and other participation interests, on non-accrual status and, when necessary, reduce current interest income by charging off any interest receivable when collection of all or a portion of such accrued interest has become doubtful. The balance of non-accrual investments as of December 31, 2018 and 2017, and the impact of such investments for the years ended December 31, 2018, 2017 and 2016, were not material. Dividend income is recorded on the ex-dividend date, net of withholding taxes, if applicable. Premiums and discounts are amortized and accreted, respectively, to income of consolidated funds in the consolidated statements of comprehensive income (loss).
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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
The Company adopted ASU 2014-09 using a modified retrospective application approach as of the beginning of the first quarter of 2018 to all contracts within the scope of the standard as of the date of adoption. As a result of the adoption of ASU 2014-09, the Company now recognizes certain incentive income earlier than as prescribed under guidance in effect for prior years as the threshold for recognition of incentive income under ASU 2014-09 is lower than under the previous standard. The Company recognized an opening adjustment to shareholders’ equity of $117.0 million, which is net of $11.3 million of income tax, of which $41.9 million was attributable to Class A shareholders.
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
None of the other changes to GAAP that went into effect in the year ended December 31, 2018 has had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 significantly changes accounting for lease arrangements, in particular from the perspective of the lessee. The Company is not currently a lessor in any significant lease arrangements, but is a lessee in several lease arrangements that would be impacted by the ASU. The Company has determined that substantially all of its operating leases will be reported as lease obligations, along with offsetting right to use assets on its consolidated balance sheet at their present value, and will continue to recognize associated expenses within consolidated net income (loss) in a manner similar to the existing accounting for leases (i.e., on a straight-line basis over the lease term). The requirements of ASU 2016-02 are effective for the Company beginning in the first quarter of 2019.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The Company is electing to use the practical expedients available under the transition provisions under which the Company would not need to reassess whether an arrangement is or contains a lease, lease classification, and the accounting for initial direct costs. The Company will adopt ASU 2016-02 using a modified retrospective application approach as of the beginning of the first quarter of 2019 to all contracts within the scope of the standard as of the date and will not present the impacts of the adoption to comparative periods in the financial statements in the year of adoption. As of December 31, 2018, the Company has $198.2 million of undiscounted minimum operating lease payments, substantially all of which will be recognized as a lease obligation, along with an associated right-of-use asset, subject to certain adjustments, upon adoption of ASU 2016-02. For the impacted leases the Company will continue to recognize expense on a straight-line basis over the life of the arrangements. The Company does not expect the adoption of this guidance to have a material impact on consolidated net income See Note 17 for details related to the Company’s existing operating lease obligations.
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
The following table presents the components of the net (loss) income attributable to noncontrolling interests:

	Year Ended December 31,
	2018	2017	2016

	(dollars in thousands)
Group A Units	$(25,716)	$130,730	$(195,087)
Consolidated funds	—	—	262
Other	807	900	1,068
	$(24,909)	$131,630	$(193,757)
The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	December 31, 2018	December 31, 2017

	(dollars in thousands)
Group A Units	$415,928	$353,791
Other	3,503	4,111
	$419,431	$357,902

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The Preferred Units and fund investors’ interests in certain consolidated funds are redeemable outside of the Company’s control. These interests are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following table presents the activity in redeemable noncontrolling interests:

	Year Ended December 31,
	2018			2017			2016
	Funds	Preferred Units	Total	Funds	Preferred Units	Total	Funds	Preferred Units	Total

	(dollars in thousands)
Beginning balance	$25,617	$420,000	$445,617	$21,621	$262,500	$284,121	$832,284	$—	$832,284
Deconsolidation of funds on adoption of ASU 2015-02	—	—	—	—	—	—	(813,116)	—	(813,116)
Change in redemption value of Preferred Units	—	—	—	—	7,446	7,446	—	16,043	16,043
Preferred Units issuance, net of issuance costs	—	—	—	—	150,054	150,054	—	246,457	246,457
Capital contributions	147,217	—	147,217	2,329	—	2,329	3	—	3
Capital distributions	(15,465)	—	(15,465)	—	—	—	—	—	—
Comprehensive income	291	—	291	1,667	—	1,667	2,450	—	2,450
Ending Balance	$157,660	$420,000	$577,660	$25,617	$420,000	$445,617	$21,621	$262,500	$284,121
Oz Operating Group Ownership
The Company’s equity interest in the Oz Operating Group increased to 43.6% as of December 31, 2018, from 41.5% as of December 31, 2017, (excluding Group P Units, as they are not yet participating in the economics of the Oz Operating Group). Changes in the Company’s interest in the Oz Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Group A Units and Group P Units for an equal number of Class A Shares, at which time the related Class B Shares are also canceled; (ii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan and 2013 Incentive Plan related to the settlement of the RSUs or the PSUs; (iii) the forfeiture of Group A Units and participating Group P Units by a departing executive managing director; and (iv) the repurchase of Class A Shares and Group A Units. The Company’s interest in the Oz Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Group A Units and Group P Units, as well as the settlement of vested RSUs or PSUs. These increases will be offset upon any conversion by an executive managing director of Group D Units, which are not considered equity for GAAP purposes, into Group A Units, at which time an equal number of Class B Shares is also issued to the executive managing director. Additionally, the Company’s economic interest in the Oz Operating Group will decline when Group P Units begin to participate, as described in Note 12.
Relinquishment of Group A Units
Oz Corp and Oz Holding, as the general partners of the Oz Operating Partnerships (collectively, the “General Partners”), entered into a Relinquishment Agreement with Daniel S. Och and certain family trusts over which Mr. Och has investment control (the “Och Trusts”) effective as of March 1, 2017 (the “Relinquishment Agreement”). Pursuant to the Relinquishment Agreement, Mr. Och and the Och Trusts agreed to cancel, in the aggregate, 3.0 million of their vested Group A Units. The Company accounted for the transaction as a repurchase of Group A Units for no consideration. A corresponding number of Class B Shares were also canceled.
The Relinquishment Agreement provides that if any of the Group D Units granted to James S. Levin on March 1, 2017 are forfeited, such forfeited units (up to an aggregate amount of 3.0 million) shall be reallocated to Mr. Och and the Och Trusts pursuant to the terms of the Oz Operating Partnerships’ limited partnership agreements; however, in February 2018, Mr. Och

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

announced that he is disclaiming his right to receive any forfeited units and instead the Group D Units forfeited by James S. Levin have been canceled.
In the third quarter of 2018, a former executive managing director of the Company relinquished 350,000 Group A Units and an equal number of Class B Shares.
Dilution of Proceeds from Tax Receivable Agreement Amendment
In September 2016, the Company amended the tax receivable agreement to provide that no amounts will be due or payable under the tax receivable agreement by Oz Corp, one of the Company’s wholly owned intermediate holding companies, with respect to the 2015 and 2016 taxable years. During the first quarter of 2017, Oz Corp contributed to the Oz Operating Group the cash previously set aside for such payments, which resulted in a reallocation of such contribution between the Company’s paid-in capital and the paid-in capital of the Group A Units (including within noncontrolling interests).
4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	December 31, 2018	December 31, 2017
	(dollars in thousands)
United States government obligations, at fair value	$179,510	$12,973
CLOs, at fair value	181,868	211,749
Other investments, equity method	28,519	14,252
Total Investments	$389,897	$238,974
In the second quarter of 2018, as a result of a recent court decision that vacates application of U.S. risk retention rules in certain CLO transactions, the Company sold certain of its investments in CLOs and recognized an immaterial net loss on the sale. The Company is still subject to EU risk retention rules for certain CLOs it manages, and therefore continues to hold investments in these CLOs.
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
DECEMBER 31, 2018

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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2018:

	As of December 31, 2018
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
United States government obligations	$58,054	$—	$—	$58,054

Included within investments:
United States government obligations	$179,510	$—	$—	$179,510
CLOs(1)	$—	$—	$181,868	$181,868

Investments of consolidated funds:
Bank debt	$—	$91,345	$75,613	$166,958
Corporate bonds	—	4,537	—	4,537
Total Investments of Consolidated Funds	$—	$95,882	$75,613	$171,495
_______________
(1) As of December 31, 2018, investments in CLOs had contractual principal amounts of $171.5 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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
Reconciliation of Fair Value Measurements Categorized within Level III
Gains and losses, excluding those of the consolidated funds are recorded within net (losses) gains on investments in the consolidated statements of comprehensive income (loss), and gains and losses of the consolidated funds are recorded within net gains of consolidated funds. Amortization of premium, accretion of discount and foreign exchange gains and losses on non-U.S. Dollar investments are also included within gains and losses in the tables below.

The following tables summarize the changes in the Company’s Level III assets and liabilities for the years ended December 31, 2018:

	December 31, 2017	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	December 31, 2018

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$211,749	$—	$—	$157,099	$(175,272)	$(11,708)	$181,868

Investments of consolidated funds:
Bank debt	$18,807	$1,671	$(1,244)	$146,658	$(88,600)	$(1,679)	$75,613

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following tables summarize the changes in the Company’s Level III assets and liabilities for the years ended December 31, 2017:

	December 31, 2016	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales	Gains/Losses	December 31, 2017

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$21,341	$—	$—	$185,404	$(647)	$5,651	$211,749

Investments of consolidated funds:
Bank debt	$18,127	$587	$(17,311)	$89,225	$(73,069)	$1,248	$18,807
In the second quarter of 2017, the Company consolidated a CLO, for which the amounts related to the initial consolidation of the CLO are reflected in the investment purchases in the table above. The Company deconsolidated the CLO in the third quarter of 2017, and such amounts related to the deconsolidation of the CLO are included within investment sales.
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
The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held as of the reporting date:

	Year Ended December 31,
	2018	2017

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$(9,998)	$5,651

Investments of consolidated funds:
Bank debt	$(2,160)	$97
Valuation Methodologies for Fair Value Measurements Categorized within Levels II and III
Investments in CLOs, bank debt and corporate bonds are valued using independent pricing services, and therefore the Company does not have transparency into the significant inputs used by such services.
The Company elected to measure its investments in CLOs at fair value through consolidated net (loss) income in order to simplify its accounting for these instruments. Changes in fair value of these investments are included within net gains on investments in the consolidated statements of comprehensive income (loss). The Company accrues interest income on its investments in CLOs using the effective interest method.
As further discussed in Note 5, the Company consolidated a CLO warehouse vehicle beginning in the second quarter of 2017, which was then deconsolidated during the third quarter of 2017. The Company elected to measure the debt obligations of the consolidated CLO at fair value through consolidated net income (loss) in order to mitigate the accounting mismatch between

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, including its debt obligations and repurchase agreements, approximated their fair values as of December 31, 2018. The fair value measurements for the Company's debt obligations and repurchase agreements are categorized as Level III within the fair value hierarchy and were determined using independent pricing services.
Assets Measured at Fair Value on a Non-Recurring Basis

The Company recognizes loans held for sale at the lower of cost or fair value. The Company had $29.1 million of loans held for sale as of December 31, 2017. As of December 31, 2017, $26.7 million and $2.4 million of the loans held for sale were categorized as Level II and Level III within the fair value hierarchy, respectively. The fair value for the loans was determined using independent pricing services. The Company had no loans held for sale as of December 31, 2018.
Loans Sold to CLOs Managed by the Company
In the years ended December 31, 2018 and 2017, the Company sold $29.8 million and $71.3 million of loans to CLOs managed by the Company, respectively. These loans were previously purchased by the Company in the open market, and were sold for cash at cost to the CLOs. The loans were accounted for as transfers of financial assets and met the criteria for derecognition under GAAP.
The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold the loans discussed above. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issues by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. In the years ended December 31, 2018 and 2017, the Company made investments of $24.9 million and $45.4 million, respectively, related to these retained interests. As of December 31, 2018 and 2017, the Company’s investments in these retained interests had a fair value of $89.4 million and $70.4 million, respectively. The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. In the years ended December 31, 2018 and 2017, the Company received $6.4 million and $647 thousand, respectively, of interest and principal payments related to the retained interests.
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
In the second quarter of 2017, the Company consolidated one of the CLOs it manages as a result of increasing its investment in the vehicle, which provided the Company with a controlling financial interest in the VIE. In the third quarter of 2017, the CLO emerged from warehouse and the Company’s interest in the CLO was limited to an investment in each tranche

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

issued by the CLO. Due to the reconsideration event, the Company deconsolidated the CLO in the third quarter of 2017. No gains or losses were recognized as a result of the deconsolidation.
The table below presents the assets and liabilities of VIEs consolidated by the Company:

	December 31, 2018	December 31, 2017

	(dollars in thousands)
Assets
Assets of consolidated funds:
Investments of consolidated funds, at fair value	$171,495	$43,366
Other assets of consolidated funds	21,090	13,331
Total Assets	$192,585	$56,697

Liabilities
Liabilities of consolidated funds:
Other liabilities of consolidated funds	14,541	11,340
Total Liabilities	$14,541	$11,340
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
The table below presents the net assets of VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	December 31, 2018	December 31, 2017

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$10,236,438	$8,300,163

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned revenues	62,038	144,124
Income and fees receivable	31,658	24,953
Investments in funds	190,674	222,192
Maximum Exposure to Loss	$284,370	$391,269

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

6. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	December 31, 2018	December 31, 2017

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$54,257	$53,419
Computer hardware and software	48,178	44,190
Furniture, fixtures and equipment	8,373	8,571
Accumulated depreciation and amortization	(67,558)	(58,671)
Fixed assets, net	43,250	47,509
Goodwill	22,691	22,691
Prepaid expenses	11,629	12,862
Loans held for sale	—	29,110
Other	4,833	4,189
Total Other Assets, Net	$82,403	$116,361
7. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	December 31, 2018	December 31, 2017

	(dollars in thousands)
Accrued expenses	$27,683	$21,955
Unused trade commissions	8,615	—
Uncertain tax positions	7,000	7,000
Deferred rent credit	6,231	8,283
Loan trades payable	4,978	29,110
Other	9,096	8,774
Total Other Liabilities	$63,603	$75,122

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

8. DEBT OBLIGATIONS
As of December 31, 2018, the Company’s indebtedness outstanding was primarily comprised of the 2018 Term Loan and the CLO Investments Loans (each as defined below). In 2018, the Company repaid the indebtedness outstanding under its senior notes and certain CLO Investments Loans and recognized net losses on early retirement of debt reported in the consolidated statements of comprehensive income (loss).
The table below presents scheduled principal payments as of December 31, 2018 on the Company’s debt obligations for each of the next five years. As further discussed in Note 19, in connection with the Recapitalization, the Company amended the 2018 Term Loan in February 2019, and prepaid $100.0 million of amounts outstanding under the 2018 Term Loan. Such prepayments have been applied to reduce scheduled installments of principal of the 2018 Term Loan in forward order of maturity. Additionally, any additional prepayments may also be applied in a similar manner.

	2018 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
2019	$15,625	$21,068	$36,693
2020	$37,500	$—	$37,500
2021	$37,500	$—	$37,500
2022	$37,500	$—	$37,500
2023	$71,875	$17,362	$89,237
Senior Credit Facility
On April 10, 2018 (the “Closing Date”), OZ Management LP, as borrower, (the “Senior Credit Agreement Borrower”), and certain other subsidiaries of the Company, as guarantors, entered into a senior secured credit and guaranty agreement (the “Senior Credit Agreement”) consisting of (i) a $250.0 million term loan facility (the “2018 Term Loan”) and (ii) a $100.0 million revolving credit facility (the “2018 Revolving Credit Facility”). As of December 31, 2018, $200.0 million remained outstanding under the 2018 Term Loan. As of December 31, 2018, the Company had not made any draw-downs under the 2018 Revolving Credit Facility.
As a part of the Recapitalization, the Company amended the Senior Credit Agreement, repaid $100.0 million of amounts outstanding under the 2018 Term Loan and terminated the 2018 Revolving Credit Facility. The Company paid down an additional $20.0 million of the 2018 Term Loan on March 7, 2019.
As a result of Recapitalization, indebtedness outstanding under the 2018 Term Loan will be payable in accordance with the provisions of the “Cash Sweep” described in Note 19.
The 2018 Term Loan matures April 10, 2023. The maturity date of the 2018 Term Loan may be extended pursuant to the terms of the Senior Credit Agreement. The proceeds from the 2018 Term Loan together with cash on hand were used to redeem the $400.0 million senior notes that were issued in November 2014. In connection with entry into the 2018 Senior Credit Agreement, the Company also terminated all commitments under the Company’s 2014 revolving credit facility.
The 2018 Term Loan bears interest at a per annum rate equal to, at the Company’s option, one, three or six months (or twelve months with the consent of each lender) LIBOR plus 4.75%, or a base rate plus 3.75%.
Prior to the termination of the 2018 Revolving Credit Facility in February 2019, the Company was required to pay an undrawn commitment fee at a rate per annum equal to 0.20% to 0.75% of the undrawn portion of the commitments under the 2018 Revolving Credit Facility, computed on a daily basis.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The obligations under the Senior Credit Agreement are guaranteed by the Oz Operating Partnerships and are secured by a lien on substantially all of the Oz Operating Partnerships’ assets, subject to certain exclusions.
The Senior Credit Agreement contains two financial maintenance covenants. The first financial maintenance covenant states that the Company’s total fee-paying assets under management as of the last day of any fiscal quarter must be greater than $20.0 billion, and the second states that the total net leverage ratio (as defined in the agreement) as of the last day of any fiscal quarter must be less than (i) 3.00 to 1.00, or (ii) following the third anniversary of the Closing Date, 2.50 to 1.00. As of December 31, 2018, the Company was in compliance with the financial maintenance covenants. As part of the Recapitalization, the Senior Credit Agreement was amended, and as part of such amendment, the definition of total net leverage ratio will exclude the Restructured Securities (as defined in Note 19).
The Senior Credit Agreement contains customary events of default. If an event of default under the Senior Credit Agreement occurs and is continuing, then, at the request (or with the consent) of the lenders holding a majority of the commitments and loans, upon notice by the administrative agent to the Senior Credit Agreement Borrower, the obligations under the Senior Credit Agreement shall become immediately due and payable. In addition, if the Senior Credit Agreement Borrower or any of its material subsidiaries becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Senior Credit Agreement will automatically become immediately due and payable.
In connection with the Recapitalization, the Senior Credit Agreement Borrower entered into Amendment No. 1 (the “Senior Credit Agreement Amendment”) to the Senior Credit Agreement (the Senior Credit Agreement as amended by the Senior Credit Agreement Amendment, the “Amended Senior Credit Agreement”). See Note 19 for additional information.
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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs, which investments had fair values of $112.8 million and $206.6 million as of December 31, 2018 and 2017, respectively.
The table below presents information related to CLO Investments Loans as of December 31, 2018 and 2017. Carrying values presented below are net of discounts, if any, and unamortized deferred financing costs. The maturity date for each CLO Investments Loan is the earlier of the final maturity date presented in the table below or the date at which the Company no longer holds a risk retention investment in the respective CLO. As a result of a recent court decision that vacates application of U.S. risk retention rules in certain CLO transactions, the Company sold certain investments in CLOs and paid off the associated CLO Investments Loans. In the third quarter of 2018, the Company repaid one of its CLO Investments Loans and refinanced the related investment under the CLO Financing Facility described in Note 9. The Company continues to hold investments in its European CLOs.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			December 2018	December 2017

			(dollars in thousands)
November 28, 2016	EURIBOR plus 2.23%	December 15, 2023	$17,235	$18,041
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	17,224	17,217
July 21, 2017	LIBOR plus 1.43%	January 22, 2029	—	21,709
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,674	21,686
August 17, 2017	LIBOR plus 1.43%	April 30, 2030	—	22,922
September 14, 2017	LIBOR plus 1.41%	April 22, 2030	—	25,468
September 14, 2017	EURIBOR plus 2.21%	September 14, 2024	18,614	19,561
November 21, 2017	LIBOR plus 1.34%	May 15, 2030	—	26,202
February 21, 2018	LIBOR plus 1.27%	February 21, 2019	21,060	—
			$95,807	$172,806
9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
On May 29, 2018, the Company, entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of December 31, 2018, €44.7 million of the CLO Financing Facility remained available.
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
DECEMBER 31, 2018

The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to counterparties related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

	As of December 31, 2018
Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of December 31, 2018	$62,801	$—	$62,801	$62,186	$615
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold under agreement to repurchase by class of collateral pledged:

	As of December 31, 2018
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
Investments in CLOs	$—	$—	$—	$62,801	$62,801
10. PREFERRED UNITS
Pursuant to a securities purchase agreement, dated September 29, 2016 (the “Purchase Agreement”), certain of the Company’s executive managing directors, including Daniel S. Och (the “EMD Purchasers”), agreed to purchase up to a total of 400,000 Preferred Units for an aggregate amount of up to $400.0 million. On October 5, 2016, the Company completed a $250.0 million issuance and sale of 250,000 Preferred Units. On January 23, 2017, the Company completed an additional $150.0 million issuance and sale of 150,000 Preferred Units. As of December 31, 2018, 400,000 Preferred Units remained issued and outstanding.
As further discussed in Note 19, as part of the Recapitalization the existing Preferred Units (the “Existing Preferred”) were restructured into new debt securities (the “Debt Securities”) and new preferred equity securities (the “New Preferred Securities”) (collectively, the “Existing Preferred Restructuring”). No distributions were paid on the Preferred Units from the date of issuance through the date of the Recapitalization.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

11. REVENUES
The following table presents management fees and incentive income recognized as revenues for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	Management Fees	Incentive Income	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$168,902	$71,972	$214,116	$409,823	$426,159	$138,229
Credit
Opportunistic credit funds	41,035	89,182	44,753	99,308	45,716	77,283
Institutional Credit Strategies	50,212	—	35,381	—	27,656	—
Real estate funds	19,307	40,811	21,027	7,603	21,464	17,873
Other	2,406	931	4,181	11,266	12,161	55
Total	$281,862	$202,896	$319,458	$528,000	$533,156	$233,440
A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, for which incentive income has not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. The following table presents the activity in the Company’s unearned incentive income for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Beginning of Year	$143,710	$96,079	$—
Deconsolidation of funds on adoption of ASU 2015-02	—	—	81,972
Effects of adoption of ASU 2014-09	(99,422)	—	—
Amounts collected during the period	54,538	53,915	22,557
Amounts recognized during the period	(37,429)	(6,284)	(8,450)
End of Year	$61,397	$143,710	$96,079
The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.
The following table presents the composition of the Company’s income and fees receivable as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

	(dollars in thousands)
Management fees	$20,368	$21,242
Incentive income	62,475	333,214
Income and Fees Receivable	$82,843	$354,456

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

12. EQUITY-BASED COMPENSATION EXPENSES
The Company grants equity-based compensation in the form of RSUs, PSUs, Group A Units and Group P Units to its executive managing directors, employees and the independent members of the Board under the terms of the 2007 Equity Incentive Plan and the 2013 Incentive Plan.
The following table presents information regarding the impact of equity-based compensation grants on the Company’s consolidated statements of comprehensive income (loss):

	Year Ended December 31,
	2018	2017	2016

	(dollars in thousands)
Expense recorded within compensation and benefits	$87,130	$84,169	$75,217
Corresponding tax benefit	$2,811	$4,720	$3,116
The following tables present activity related to the Company’s unvested equity awards for the year ended December 31, 2018:

	Equity-Classified RSUs		Liability-Classified RSUs		PSUs
	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested PSUs	Weighted-Average Grant-Date Fair Value
December 31, 2017	1,453,060	$46.74	—	$—	—	$—
Granted	3,905,020	$23.34	29,084	$15.00	1,000,000	$11.82
Vested	(1,279,619)	$41.03	(330,550)	$55.24	—	$—
Canceled or forfeited	(934,722)	$36.18	—	$—	—	$—
Modified from Group A Units and Group P Units	640,797	$63.62	734,599	$63.62	—	$—
December 31, 2018	3,784,536	$30.00	433,133	$66.75	1,000,000	$11.82

	Group A Units		Group P Units
	Unvested Group A Units	Weighted-Average Grant-Date Fair Value	Unvested Group P Units	Weighted-Average Grant-Date Fair Value
December 31, 2017	841,066	$97.70	7,185,000	$12.46
Vested	(166,104)	$95.30	—	$—
Canceled or forfeited	—	$—	(625,000)	$12.46
Modified to RSUs	(600,000)	$97.50	(2,900,000)	$12.46
December 31, 2018	74,962	$105.26	3,660,000	$12.46
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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
In the three months ended March 31, 2018, a certain executive managing director forfeited 600,000 Group A Units and 2,900,000 Group P Units for RSUs and certain other profit-sharing interests. The forfeiture of these units was accounted for as a modification to 640,797 equity-classified RSUs and 734,599 liability-classified RSUs, and other awards. The fair value of the modified awards was $63.62 per RSU and was based on the fair value of the original awards immediately before they were modified. The Company will continue to recognize at least the minimum compensation expense that would have been previously recognized prior to the modification.
The weighted-average grant-date fair value of equity-classified RSUs granted was $23.34, $31.60 and $43.60 for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, total unrecognized compensation expense related to equity-classified awards totaled $90.3 million with a weighted-average amortization period of 2.8 years. As of December 31, 2018, total unrecognized compensation expense related to liability-classified awards totaled $28.9 million with a weighted-average amortization period of 4.0 years.
The following table presents information related to the settlement of RSUs:

	Year Ended December 31,
	2018	2017	2016

	(dollars in thousands)
Fair value of RSUs settled in Class A Shares	$12,044	$13,016	$12,675
Fair value of RSUs settled in cash	$3,879	$130	$—
Fair value of RSUs withheld to satisfy tax withholding obligations	$4,436	$7,577	$7,960
Number of RSUs withheld to satisfy tax withholding obligations	329,591	280,269	222,856
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
In the years ended December 31, 2018, the Company granted 1,000,000 PSUs, with a weighted average grant date fair value $11.82 per unit. The fair value was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 35%, dividend rate of 10%, and risk-free discount rate of 2.6%. The requisite service period for these awards was estimated to be 3.1 years at the time of the grant. The Company used historical volatility in its estimate of the expected volatility. As of December 31, 2018, total unrecognized compensation expense related to these units totaled $8.3 million with a weighted-average amortization period of 2.2 years.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

the sixth anniversary of the grant date. If the PSU grant has not satisfied both the PSU Service Condition and the PSU Performance Condition by the sixth anniversary of the grant date, it will be forfeited and canceled immediately.
Group A Units
The Company recognizes compensation expense for Group A Units equal to the market value of the Company’s Class A Shares at the date of grant, less a 5% discount for transfer restrictions that remain in place after vesting. The weighted-average grant-date fair value of Group A Units was $21.85 and $41.20 for the years ended December 31, 2017 and 2016, respectively. There were no grants for the year ended December 31, 2018. As of December 31, 2018, total unrecognized compensation expense related to these units totaled $5.1 million with a weighted-average amortization period of 1.3 years.
Group P Units
In March 2017, the Company granted 7,185,000 Group P Units (“Incentive Award”), with the weighted-average grant-date fair value of $12.50 per unit. The fair value was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 36%, dividend rate of 10%, and risk-free discount rate of 2.2%. The Company used historical volatility in its estimate of the expected volatility. The requisite service period for these awards was estimated to be 3.7 years at the time of the grant. As of December 31, 2018, total unrecognized compensation expense related to the Group P Units totaled $22.3 million with a weighted-average amortization period of 1.8 years. There have been no other grants of Group P Units.
A grant of Group P Units will conditionally vest upon the applicable executive managing directors satisfying a service condition (the “Service Condition”) and certain market performance-based targets, expressed as percentages (the “Performance Condition”). The Performance Condition is considered a market condition for accounting purposes as its achievement is dependent on the return provided to shareholders during a specified period, which is defined as follows: 20% of P Units vest if a total shareholder return of 25% is achieved; an additional 40% of P Units vest if a total shareholder return of 50% is achieved; an additional 20% of P Units vest if a total shareholder return of 75% is achieved; and the final 20% of P Units vest if a total shareholder return of 125% is achieved. Achievement of the applicable Performance Conditions earlier than estimated can materially affect the amount of equity-based compensation expense recognized by the Company in any given period.
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
Upon satisfaction of the Service Condition and the Performance Condition, Group P Units may be exchanged at the executive managing director’s discretion for Class A Shares (or the cash value thereof, as determined by the Board) provided that sufficient Appreciation (as defined in the Oz Operating Partnerships’ limited partnership agreements) has occurred for each Group P Unit to have become economically equivalent to a Group A Unit. Upon the exchange of a Group P Unit for a Class A Share (or the cash equivalent), the exchanging executive managing director will have a right to potential future payments owed to him or her under the tax receivable agreement.
13. INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act (“the TCJA”) was signed into law. The TCJA includes a broad range of tax reforms including a reduction in the corporate income tax rate to 21% from 35% effective January 1, 2018. The Company recognized the tax effects of the TCJA during the three months ended December 31, 2017, and recorded $280.8 million in deferred tax expense related solely to the impact of the TCJA. The $280.8 million in deferred tax expense recorded in 2017 related to the TCJA was comprised of $190.4 million of deferred tax expense due to the remeasurement of deferred tax assets at

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

the 21% tax rate, and $90.4 million of additional tax expense related to the change in the tax receivable agreement liability as a result of the reduction in the corporate tax rate. Accounting for the TCJA was completed as of December 31, 2018, there were no material adjustments recorded in 2018 related to the original impact recorded for the TCJA in 2017.
As flow-through entities for income tax purposes, the Registrant and the Oz Operating Partnerships are not subject to income taxes except from foreign taxes attributable to their operations in foreign jurisdictions and unincorporated business taxes (“UBT”) for a portion of OZ Management LP’s income. Any taxable income or loss generated by the Oz Operating Group is passed through to and included in the taxable income or loss of its limited partners, which includes the Company’s intermediate holding companies and noncontrolling interests held by active and former executive managing directors. As a result, the Company does not record income taxes on pre-tax income or loss attributable to the noncontrolling interests in the Oz Operating Partnerships, except for foreign and UBT taxes discussed above. The Registrant owns its interests in OZ Management LP and OZ Advisors LP through Oz Corp, which is subject to U.S. federal, state and local corporate income taxes. The Registrant owns its interests in OZ Advisors II LP through Oz Holding, which is a flow-through entity for income tax purposes.
The following table presents the components of the Company’s provision for income taxes:

	Year Ended December 31,
	2018	2017	2016

	(dollars in thousands)
Current:
Federal income taxes	$1	$103	$19
State and local income taxes	1,165	2,172	4,885
Foreign income taxes	2,735	2,520	3,746
	3,901	4,795	8,650
Deferred:
Federal income taxes	3,304	322,162	7,760
State and local income taxes	5,736	(9,828)	(6,131)
Foreign income taxes	(441)	430	607
	8,599	312,764	2,236
Total Provision for Income Taxes	$12,500	$317,559	$10,886
The foreign income tax provision was calculated on $8.2 million, $21.3 million and $(3.6) million of pre-tax income (loss) generated in foreign jurisdictions for the years ended December 31, 2018, 2017 and 2016, respectively.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Deferred income tax assets and liabilities represent the tax effects of the temporary differences between the GAAP bases and tax bases of the Company’s assets and liabilities.
The following table presents the Company’s deferred income tax assets and liabilities before the impact of offsetting deferred income tax assets and liabilities within the same legal entity and tax jurisdiction:

	December 31, 2018	December 31, 2017

	(dollars in thousands)
Deferred Income Tax Assets:
Tax goodwill	$234,437	$272,636
Net operating loss	96,524	76,100
Investments in partnerships	19,607	20,440
Tax credit carryforwards	15,550	16,102
Employee compensation	1,027	626
Other	869	2,145
	368,014	388,049
Valuation allowance	(11,959)	(12,028)
Total Deferred Income Tax Assets	$356,055	$376,021

Total Deferred Income Tax Liabilities	$1,030	$1,167
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
As of December 31, 2018, the Company had federal income tax credit carryforwards of approximately $15.5 million that, if not used, will expire between 2019 and 2026. As of December 31, 2018, the Company had $260.8 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $91.8 million of net operating losses available to be carried forward without expiration. Additionally, $167.1 million of net operating losses are available to offset future taxable income for state income tax purposes and $163.4 million for local income tax purposes that will expire between 2035 and 2038.
The Company has determined that it may not realize certain foreign income tax credits within the limited carryforward period available. Accordingly, a valuation allowance for $12.0 million as of December 31, 2018 and 2017, respectively, has been established for these items.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2018	2017	2016
Statutory U.S. federal income tax rate	21.00%	35.00%	35.00%
Income passed through to noncontrolling interests	-17.01%	-10.40%	-23.10%
Other state and local income taxes	-16.53%	4.42%	-2.47%
RSU excess deferred income tax write-off	-11.33%	0.50%	—%
Foreign income taxes	-6.32%	0.63%	-0.96%
Income not subject to entity level tax	4.21%	-4.54%	-3.01%
Return-to-Provision adjustment	-3.57%	-0.30%	1.44%
Nondeductible fines and penalties	—%	—%	-12.78%
Nondeductible transaction costs	-3.52%	—%	—%
Impact of federal tax reform	—%	40.34%	—%
Other, net	-1.27%	1.64%	2.31%
Effective Income Tax Rate	-34.34%	67.29%	-3.57%
The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The income tax years under examination vary by jurisdiction. In general, the Company has not been subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2014; however, certain subsidiaries have not been subject to income tax examinations for years prior to 2012 for state and local and 2007 for foreign jurisdictions.
The Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. In 2014, the Company recorded a liability for unrecognized tax benefits of $7.0 million. The Company did not accrue interest or penalties related to uncertain tax positions. There has been no change to the liability through December 31, 2018. As of December 31, 2018, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The amount of the Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.2 million as of December 31, 2018.
There are no unremitted earnings with respect to the foreign subsidiaries of the Company due to the flow-through nature of these entities.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

14. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Professional services	$52,163	$43,343	$74,859
Occupancy and equipment	28,769	33,358	35,998
Information processing and communications	25,917	28,274	34,485
Recurring placement and related service fees	16,247	20,153	38,424
Insurance	7,391	7,609	15,333
Business development	4,075	6,685	13,440
Foreign exchange losses and (gains)	2,766	(726)	419
Other expenses	12,899	13,375	21,409
	150,227	152,071	234,367
Settlements expense (1)	31,750	—	412,101
Total General, Administrative and Other	$181,977	$152,071	$646,468
_______________

(1)	Settlements expense represent accruals for certain contingencies discussed in Note 17.
15. (LOSS) EARNINGS PER CLASS A SHARE
Basic (loss) earnings per Class A Share is computed by dividing the net (loss) income attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the years ended December 31, 2018, 2017 and 2016, the Company included 142,512, 110,373 and 114,461 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share.
The Company did not include the Group P Units or PSUs in the calculations of dilutive (loss) earnings per Class A Share, as the applicable market performance conditions have not yet been met as of December 31, 2018.
The following tables present the computation of basic and diluted earnings per Class A Share:

Year Ended December 31, 2018	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(24,284)	19,270,929	$(1.26)
Effect of dilutive securities:
Group A Units	—	—		26,073,057
RSUs	—	—		4,826,130
Diluted	$(24,284)	19,270,929	$(1.26)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Year Ended December 31, 2017	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$18,222	18,642,379	$0.98
Effect of dilutive securities:
Group A Units	—	—		27,230,147
RSUs	—	75,797		—
Diluted	$18,222	18,718,176	$0.97

Year Ended December 31, 2016	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(130,762)	18,267,017	$(7.16)
Effect of dilutive securities:
Group A Units	(219,109)	29,731,710		—
RSUs	—	—		1,434,330
Diluted	$(349,871)	47,998,727	$(7.29)
16. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to the Company’s executive managing directors under the tax receivable agreement, as discussed further in Note 17. The Company made no payments under the tax receivable agreement in the years ended December 31, 2018, 2017 and 2016.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
As of December 31, 2018 and 2017, respectively, approximately $1.9 billion and $2.8 billion of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of December 31, 2018 and 2017, approximately 29% and 71%, of these affiliated assets under management were not charged management fees and were not subject to an incentive income calculation.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following table presents management fees and incentive income charged on investments held by related parties before the impact of eliminations related to the consolidated funds:

	Year Ended December 31,
	2018	2017	2016

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$14,017	$10,574	$18,243
Incentive income	$7,530	$14,052	$12,266
Corporate Aircraft
The Company’s corporate aircraft were used for business purposes. From time to time, certain executive managing directors used the aircraft for personal use. For the years ended December 31, 2017 and 2016, the Company charged $360 thousand and $744 thousand, respectively, for personal use of the aircraft by certain executive managing directors. The Company sold its aircraft during the first half of 2017.
Other
In relation to the Recapitalization described in Note 19, the Company will pay for Mr. Och’s expenses incurred in connection with these transactions up to $5.0 million, of which $4.5 million had been incurred through December 31, 2018. In addition, the Company will pay for reasonable expenses, if any, incurred by holders of the New Preferred Securities in connection with protecting the interests or enforcing the rights of such securities. See Note 19 for additional details.
17. COMMITMENTS AND CONTINGENCIES
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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Oz Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of December 31, 2018, the estimated future payment under the tax receivable agreement was $277.8 million, which is recorded in due to related parties on the consolidated balance sheets.
In 2017, the Company reduced its tax receivable agreement liability due to the decrease in future U.S. federal corporate income tax rates pursuant to the TCJA. See Note 13.
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
The table below presents the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings and without taking into account the effect of the 2019 amendment to the tax receivable agreement, the Recapitalization or the expected change in corporate classification. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
2019	$72,249
2020	29,294
2021	29,483
2022	32,619
2023	29,489
Thereafter	84,639
Total Payments	$277,773
In February 2019, as a part of the Recapitalization the Company amended its tax receivable agreement, see Note 19 for additional details.
Lease Obligations
The Company has non-cancelable operating leases for its headquarters in New York expiring in 2029 and various other operating leases for its offices in London, Hong Kong, Mumbai, Shanghai, and other locations, expiring on various dates through 2024. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term taking into account any rent holiday periods.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following table presents minimum operating lease payments as of December 31, 2018. Future minimum lease payments for capital leases were not material as of December 31, 2018.

Operating Leases
(dollars in thousands)
2019	$16,516
2020	23,324
2021	21,826
2022	19,807
2023	19,095
Thereafter	97,587
Total Payments	$198,155
For the years ended December 31, 2018, 2017 and 2016, the Company recorded rent expense on a straight-line basis of $19.5 million, $17.8 million, and $22.5 million, respectively, within general, administrative and other expenses in the consolidated statements of comprehensive income (loss). As of December 31, 2018, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within investments in the consolidated balance sheets.
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
On May 5, 2014, a purported class of shareholders filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York (Menaldi v. Och-Ziff Capital Mgmt., et al.). The amended complaint asserted claims under the Securities Exchange Act of 1934 on behalf of all purchasers of Company securities from February 9, 2012 to August 22, 2014. Daniel Och, Joel Frank and Michael Cohen were also named as defendants. On March 16, 2015, all defendants moved to dismiss the amended complaint. On February 17, 2016, the court entered an order granting in part the motion to dismiss filed by the Company and Messrs. Och and Frank and dismissing Mr. Cohen from the action. On March 23, 2016, the Company and Messrs. Och and Frank filed their answer to the amended complaint. On November 18, 2016, plaintiffs filed a second amended complaint asserting claims under the Securities Exchange Act of 1934 on behalf of all purchasers of Company securities from November 18, 2011 to April 11, 2016. The second amended complaint alleged, among other things, breaches of certain disclosure obligations with respect to matters that were under investigation by the SEC and the DOJ, and named the Company and Messrs. Och, Frank and Cohen as defendants. On November 23, 2016, Mr. Cohen objected to being named as a defendant in the second amended complaint on procedural grounds. On December 21, 2016, the court directed the plaintiffs to file a motion for permission to renew their claims against Mr. Cohen. Plaintiffs filed their motion on January 7, 2017. On January 11, 2017, the Company filed a motion to dismiss those portions of the second amended complaint that sought to revive dismissed claims or assert new claims against it, and Messrs. Och and Frank filed motions to dismiss as well. On September 29, 2017, the court granted the Company’s motion to dismiss in its entirety and dismissed plaintiffs’ revived claims and new claims against the Company and Messrs. Och and Frank. The court also dismissed Mr. Cohen from the matter entirely and denied plaintiffs’ request to file a further amended complaint. On September 14, 2017, the court entered an order granting plaintiffs’ motion for class certification. On September 17, 2018, the parties notified the court that they had reached an agreement in principle to settle the matter. On October 2, 2018, the parties’ stipulation of settlement was filed with the court. Under the parties’ stipulation of settlement, the Company agreed to pay $28.8 million in exchange for a full release from plaintiffs and the class members they represent. On October 3, 2018, the court entered an order preliminarily approving the settlement. On December 17, 2018, plaintiffs filed a motion for final approval of the settlement. On January 16, 2019 the court held a hearing for final approval of

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

the settlement and entered an order and judgment approving the settlement in all respects and dismissing the action with prejudice.

The Company recorded a $10.0 million legal provision in the second quarter of 2018 in connection with the Menaldi matter and recorded an additional $18.8 million legal provision in the third quarter of 2018. The chance of any additional loss in connection with this matter is remote.
In addition, in U.S. v. Oz Africa Management GP, LLC, Cr. No. 16-515 (NGG) (EDNY), certain former shareholders of a Canadian mining company filed a letter with the court stating they plan to seek restitution at the sentencing hearing for Oz Africa Management GP, LLC. The Company believes the threatened claim is without merit and intends to defend it vigorously. The issue has been fully briefed for the court. The Company is unable to reasonably estimate an amount, if any, of loss or range of loss possible for this matter.
Investment Commitments
From time to time, certain funds consolidated by the Company may have commitments to fund investments. These commitments are funded through contributions from investors in those funds, including the Company if it is an investor in the relevant fund.
The Company has unfunded capital commitments of $31.1 million to certain funds it manages. It expects to fund these commitments over the next three years. In addition, certain related parties of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $55.7 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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
18. SEGMENT INFORMATION
The Company currently has two operating segments: Oz Funds and Real Estate. The Oz Funds segment provides asset management services to the Company’s multi-strategy funds, dedicated credit funds and other alternative investment vehicles. The Real Estate segment provides asset management services to the Company’s real estate funds. In the fourth quarter of 2018, the Real Estate segment met the threshold for a reportable segment. As a result, the Company began reporting operating segment results for both segments and has adjusted prior-period disclosures to present comparable information.
In addition to analyzing the Company’s results on a GAAP basis, management also reviews its results on an “Economic Income” basis. Economic Income excludes the adjustments described below that are required for presentation of the Company’s results on a GAAP basis, but that management does not consider when evaluating operating segment performance in any given period. Management uses Economic Income as the basis on which it evaluates the Company’s financial performance and makes

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

resource allocation and other operating decisions. Management considers it important that investors review the same operating information that it uses.
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
Segment Operating Results

	Year Ended December 31,
	2018	2017	2016

	(dollars in thousands)
Oz Funds:
Economic Income Revenues	$424,159	$805,634	$700,950
Economic Income	$72,524	$332,603	$(217,006)
Real Estate:
Economic Income Revenues	$59,048	$27,353	$29,228
Economic Income	$13,343	$5,132	$5,431
Total Company:
Economic Income Revenues	$483,207	$832,987	$730,178
Economic Income	$85,867	$337,735	$(211,575)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Reconciliation of Segment Revenues to Consolidated Revenues

	Year Ended December 31,
	2018	2017	2016

	(dollars in thousands)
Total consolidated revenues	$507,223	$858,337	$770,364
Adjustment to management fees(1)	(17,488)	(20,151)	(38,424)
Adjustment to other revenues(2)	(39)	(1,097)	—
Income of consolidated funds	(6,489)	(4,102)	(1,762)
Total Segment Revenues	$483,207	$832,987	$730,178
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

(2)	Adjustment to exclude realized gains on sale of fixed assets.
Reconciliation of Segment Economic Income to Net (Loss) Income Attributable to Class A Shareholders

	Year Ended December 31,
	2018	2017	2016

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders	$(24,284)	$18,222	$(130,762)
Change in redemption value of Preferred Units	—	2,853	6,082
Net (Loss) Income Allocated to Och-Ziff Capital Management Group LLC	(24,284)	21,075	(124,680)
Net (loss) income allocated to Group A Units	(25,716)	130,730	(195,087)
Equity-based compensation, net of RSUs settled in cash	83,268	84,039	75,217
Adjustment to recognize deferred cash compensation in the period of grant	10,445	(28,893)	(1,851)
Income taxes	12,500	317,559	10,886
Net losses on early retirement of debt	14,303	—	—
Allocations to Group D Units	3,060	6,674	—
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(3,094)	22,967	6,752
Changes in tax receivable agreement liability	(2,218)	(222,859)	1,663
Depreciation, amortization and net gains and losses on fixed assets	10,308	10,334	19,882
Other adjustments	7,295	(3,891)	(4,357)
Economic Income	$85,867	$337,735	$(211,575)
19. SUBSEQUENT EVENTS
Dividend
On March 7, 2019, the Company announced a cash dividend of $0.23 per Class A Share. The dividend is payable on March 29, 2019, to holders of record as of the close of business on March 22, 2019.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Recapitalization
On February 7, 2019, the Company completed the Recapitalization, which included a series of transactions that involved the reallocation of ownership in the Oz Operating Group to existing members of senior management, a “Distribution Holiday” on interests held by active and former executive managing directors, an amendment to the tax receivable agreement, a “Cash Sweep” to pay down the 2018 Term Loan and Restructured Securities (as defined below), and various other related transactions. In addition, (i) $200.0 million of the existing Preferred Units was restructured into the Debt Securities and (ii) the remaining $200.0 million of existing Preferred Units was restructured into the New Preferred Securities (collectively with the Debt Securities, the “Restructured Securities”). In addition, the holders of the Existing Preferred have forfeited an additional 749,813 Group A Units (which were recapitalized into Group A-1 Units).
Reallocation of Equity
As part of the Recapitalization, the Company’s founder, Mr. Daniel S. Och and the other holders of Group A Units have collectively reallocated 35% of their Group A Units to existing members of senior management and for potential grants to new hires. The reallocation has been effected by (i) recapitalizing such Group A Units into Group A-1 Units held by the holders of the Group A Units and (ii) creating and making grants to existing members of senior management (and reserving for future grants to active managing directors and new hires) of Group E Units. The Group A-1 Units will be canceled at such time and to the extent as such Group E Units vest and achieve a book-up. Upon vesting, holders of Group E Units will be entitled to vote a corresponding number of Class B Shares. Following the Liquidity Redemption (as defined below) and Mr. Och’s receipt of the Credit Fund Balance Redemption (as defined below), and until such time as the relevant Group E Units become vested, the Class B Shares corresponding to the Group A-1 Units will be voted pro rata in accordance with the vote of the Class A Shares held by non-affiliates. The Recapitalization also provides holders of Group D Units with a one-time election to convert such holders’ Group D Units into Group E Units.
Distribution Holiday
In addition, as part of the Recapitalization, the Oz Operating Partnerships initiated a distribution holiday (the “Distribution Holiday”) on the Group A Units, Group D Units, Group E Units and Group P Units and on certain RSUs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income (as defined in the Oz Operating Partnerships’ limited partnership agreements) is realized and (y) April 1, 2026.
 During the Distribution Holiday, (i) the Oz Operating Partnerships shall only make distributions with respect to Group B Units, (ii) the performance thresholds of Group P Units shall be adjusted to take into account performance and distributions during such period, (iii) RSUs will receive dividend equivalents in respect of dividends or distributions paid on the Class A Shares, in each of the foregoing clauses (i) and (ii) in an aggregate amount not to exceed $4.00 per Group P Unit or RSU, as applicable, cumulatively during the Distribution Holiday, and in accordance with their existing terms (provided that such $4.00 cap shall not apply to any RSUs held by non-executive managing director employees or executive managing directors who are not receiving Group E Units) and (iv) income shall be allocated for tax purposes to reflect the revised distribution entitlements of the Group A / B / D / E / P Units. Following the termination of the Distribution Holiday, Group A Units, Group D Units and Group E Units (whether vested or unvested) shall receive distributions even if such units have not been booked-up.
On December 31, 2018, Mr. Och submitted redemption notices for 50% of all liquid balances of Mr. Och and his related parties. The receipt by Mr. Och and his related parties of redemption proceeds associated with the redemption of all of their liquid balance in the funds or accounts managed by the Registrant, its subsidiaries and their respective affiliates (other than their liquid balances in the Oz Credit Opportunities Master Fund), for which redemption notices were delivered to effect such redemptions for the quarters ended December 31, 2018 and March 31, 2019 is referred to as the “Liquidity Redemption.”
The Registrant, Oz Corp, Oz Holding and the Oz Operating Partnerships agreed that, subject to the occurrence of certain restrictions on the withdrawal by Mr. Och and his related parties of their capital in the funds managed by the Company,

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

the Liquidity Redemption will be made as to the remainder of Mr. Och’s liquid balances effective as of March 31, 2019 (with payment to be made in the normal course consistent with regular practice in accordance with the applicable fund documents). Mr. Och agreed not to revoke any previously submitted redemption notices giving effect to the Liquidity Redemption and the redemption by Mr. Och and his related parties of all their liquid balances in the OZ Credit Opportunities Master Fund, Ltd. which is expected to be redeemed in full on September 30, 2019, for which redemption notices have been delivered (the “Credit Fund Balance Redemption”).
Cash Sweep
As part of the Recapitalization, the Company instituted a “Cash Sweep” with regards to the paydowns of the 2018 Term Loan and the Restructured Securities. During the Distribution Holiday, on a quarterly basis, for each of the first three quarters of the year 100% of all Economic Income (subject to certain adjustments described in the New Preferred Unit Designations) will be applied to repay the 2018 Term Loan and then to redeem the New Preferred Securities, in each case, together with accrued interest. The Cash Sweep will not apply to the extent that it would result in the Oz Operating Group having a minimum “Free Cash Balance” (as defined in the New Preferred Unit Designations) of less than $200.0 million except in certain specified circumstances. In the fourth quarter of each year, an amount equal to the excess of the Free Cash Balance over the minimum Free Cash Balance of $200.0 million, will be used to repay the 2018 Term Loan and redeem the New Preferred Securities. In addition, without duplication of the Cash Sweep, (i) certain of the proceeds resulting from the realization of incentive income from certain longer term assets under management described in the New Preferred Securities agreement (“Designated Accrued Unrecognized Incentive”) and (ii) 85% of the net cash proceeds from any asset sales (as defined in the New Preferred Securities agreement), will be used to repay the 2018 Term Loan and redeem the New Preferred Securities.
As long as the Cash Sweep is in effect, the Oz Operating Group may only use funds from a cumulative discretionary one-time basket of up to $50.0 million in the aggregate, or reserve up to $17.0 million in the aggregate (the “Discretionary Basket”), to engage in certain “Restricted Activities” (as defined below) or any other activities related to the strategic expansion of the Oz Operating Group, and may not use any other funds of the Oz Operating Group to fund such activities, subject to certain exceptions. The Discretionary Basket will not be subject to the Distribution Holiday or the Cash Sweep and, subject to certain exceptions, may only be used to fund new firm investments or new firm products or to fund share buybacks (including RSU cash settlements in excess of permitted amounts) in an aggregate amount not to exceed $25.0 million (the “Restricted Activities”). The Discretionary Basket may not be used to fund employee compensation payments.
New Preferred Securities
Pursuant to the New Preferred Unit Designations, the Oz Operating Partnerships issued New Preferred Securities with an aggregate liquidation preference of $200.0 million, in exchange for $200.0 million of the Existing Preferred. Other than following the occurrence of a Discount Termination Event (as defined in the New Preferred Unit Designations), the Oz Operating Partnerships will have the option to redeem the New Preferred Securities at a 25% discount until March 31, 2021 and then at a 10% discount at any time between April 1, 2021 and the day prior to March 31, 2022. Any mandatory payments as a result of the Cash Sweep will be entitled to the same discount. To the extent that the New Preferred Securities are not repaid in full prior to March 31, 2022, at the option of the holder thereof, all or any portion of the New Preferred Securities will be converted into Debt Securities in an aggregate principal amount equal to the Liquidation Value (as defined below) of such New Preferred Securities, with such Debt Securities having the same terms as the initial $200.0 million of Debt Securities described below.
Pursuant to the New Preferred Unit Designations, distributions on the New Preferred Securities will be payable on the liquidation preference amount on a cumulative basis at an initial distribution rate of 0% per annum until February 19, 2020 (the “Step Up Date”), after which the distribution rate will increase in stages thereafter to a maximum of 10% per annum on and after the eighth anniversary of the Step Up Date. In addition, following the occurrence of a change of control event, the Oz Operating Partnerships will redeem the New Preferred Securities at a redemption price equal to the liquidation preference plus all accumulated but unpaid distributions (collectively, the “Liquidation Value”). If the Oz Operating Partnerships fail to redeem all of the outstanding New Preferred Securities after such change of control event, the distribution rate will increase by 7% per

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

annum, beginning on the 31st day following such event. Pursuant to the New Preferred Unit Designations, the Oz Operating Partnerships will not be required to effect such redemption until the earlier of (i) the date that is 20 days following such change of control event and (ii) the payment in full of all loans and other obligations and the termination of all commitments under the 2018 Term Loan.
In addition, from and after March 31, 2022, if the amounts that were distributed to partners of the Oz Operating Partnerships in respect of their equity interests in the Oz Operating Partnerships (other than amounts distributed in respect of tax distributions or certain other distributions) or utilized for repurchase of units by such entities (or which were available but not used for such purposes) for the immediately preceding fiscal year were in excess of $100.0 million in the aggregate, then an amount equal to 20% of such excess shall be utilized to redeem the New Preferred Securities on a pro rata basis at a redemption price equal to the Liquidation Value. Furthermore, if the average closing price of the Company’s Class A Shares exceeds $150.00 per share for the previous 20 trading days from and after the Recapitalization Closing, the Oz Operating Partnerships have agreed to use their reasonable best efforts to redeem all of the outstanding New Preferred Securities as promptly as practicable. If such event occurs prior to the maturity date of the 2018 Term Loan and all obligations under the 2018 Term Loan have not been prepaid in accordance with the terms thereof, the Company has agreed to use its reasonable best efforts to obtain consents from its lenders in order to redeem the New Preferred Securities as promptly as practicable.
Subordinated Credit Facility
In connection with the Recapitalization, and as part of the Existing Preferred Restructuring, the Oz Operating Partnerships, each as a borrower, entered into the Subordinated Credit Agreement under which the Debt Securities were issued with certain parties thereto, as lenders, and the Subordinated Credit Agreement Administrative Agent. The Debt Securities mature on the earlier of (i) the fifth anniversary of the date on which all obligations under the New Preferred Unit Designations have been in paid in full and (ii) April 1, 2026.
Pursuant to the terms of the New Preferred Unit Designations and the Governance Agreement to the extent that the New Preferred Securities are not repaid in full prior to March 31, 2022, then, at the option of the holder thereof, all or any portion of the liquidation preference of such New Preferred Securities shall be automatically converted into incremental Debt Securities under the Subordinated Credit Agreement without any further action by the Oz Operating Partnerships. Except as otherwise provided in the Subordinated Credit Agreement, any such incremental Debt Securities of any class will have terms and conditions identical to those of the initial Debt Securities of such class under the Subordinated Credit Agreement.
Commencing February 1, 2020, the Debt Securities will bear interest at a per annum rate equal to, at the borrower’s option, one, three or six-month (or twelve-month with the consent of each lender) LIBOR plus 4.75%, or a base rate plus 3.75%. Commencing on the earlier to occur of (i) the first anniversary of the date on which all Existing Preferred are paid in full and (ii) March 31, 2022, the Debt Securities amortize in quarterly installments each in a principal amount equal to 5% of the aggregate principal amount of the Debt Securities of the applicable borrower on the effective date of the Subordinated Credit Agreement or, in the case of incremental Debt Securities of such borrower, the date New Preferred Securities are exchanged for incremental Debt Securities pursuant to the terms of the New Preferred Unit Designations; provided that in no event shall amortization payments in any fiscal year be required to exceed $40.0 million.
For a period of nine months after the repayment of the New Preferred Securities, the borrowers will have the option to voluntarily repay up to $200.0 million of the initial Debt Securities at a 5% discount.
The Subordinated Credit Agreement requires that certain sister advisor companies and material domestic subsidiary advisors formed or acquired after the Recapitalization Closing and that are “Investment Advisers” or “Relying Advisers” (as defined in the Advisers Act) guarantee the obligations of the Oz Operating Partnerships and the other guarantors under the Subordinated Credit Agreement.
The Subordinated Credit Agreement contains customary representations and warranties and covenants for a transaction of this type, including two financial maintenance covenants. The first financial maintenance covenant prohibits total fee-paying

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

assets under management to be less than $20.0 billion as of the last day of any fiscal quarter, and the second prohibits the total net secured leverage ratio as of the last day of any fiscal quarter, beginning with the fiscal quarter ending on December 31, 2018, to exceed (i) 3.00 to 1.00, or (ii) following the third anniversary of the Recapitalization Closing, 2.50 to 1.00. The Subordinated Credit Agreement also includes a covenant requiring compliance with the provisions of the Implementing Agreements that will impose restrictions on distributions, including certain tax distributions, during the Distribution Holiday, requiring prepayment of loans under the Amended Senior Credit Agreement and thereafter, New Preferred Securities, in each case with excess cash above a certain threshold, and restricting the incurrence of indebtedness for borrowed money and certain liens, in each case subject to exceptions set forth in the Implementing Agreements. Certain of the Registrant’s subsidiaries, including, but not limited to, funds and other investment vehicles owned or managed by us and our subsidiaries, are excluded from the representations and warranties and the restrictions contained in certain of the foregoing covenants.
The Subordinated Credit Agreement contains customary events of default for a transaction of this type and is based on substantially the same terms as the Amended Senior Credit Agreement. If an event of default under the Subordinated Credit Agreement occurs and is continuing, then, at the request (or with the consent) of the lenders holding a majority of the Debt Securities, upon notice by the Subordinated Credit Agreement Administrative Agent to the borrowers, the obligations under the Subordinated Credit Agreement shall become immediately due and payable. In addition, if the Oz Operating Partnerships or any of their material subsidiaries become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Subordinated Credit Agreement will automatically become immediately due and payable.
Amendment to Senior Credit Agreement
Under the terms of the Senior Credit Agreement Amendment, the effectiveness of certain modifications to the Senior Credit Agreement were subject to the satisfaction of specified conditions set forth in the Senior Credit Agreement Amendment (the “Modification Effectiveness Conditions”).
The Modification Effectiveness Conditions included, but were not limited to, the prepayment by the Senior Credit Agreement Borrower of not less than $100.0 million in aggregate principal amount outstanding of the term loans under the Senior Credit Agreement (such prepayment, the “Amendment Prepayment”), entry into definitive documentation in connection with the Recapitalization and the payment of a fee to the consenting term loan lenders under the Senior Credit Agreement equal to 0.25% of the aggregate principal amount of the term loans held by such lender immediately after giving effect to Amendment Prepayment.
The Senior Credit Agreement Borrower made the Amendment Prepayment in the amount of $100.0 million on February 7, 2019, and the Modification Effectiveness Conditions were satisfied on February 7, 2019, at which time the Senior Credit Agreement was amended to, among other things, permit the various transactions contemplated by the Recapitalization, including, but not limited to, the following amendments:

•
The negative covenants allow for the exchange of $200.0 million of Existing Preferred for $200.0 million of Debt Securities and, in the event the Amended Senior Credit Agreement remains outstanding at that time, allows for the issuance of an additional $200.0 million of incremental debt under the Subordinated Credit Agreement (as defined below) in exchange for the remaining New Preferred Securities on or after March 31, 2022.

•
The total net leverage ratio financial covenant level remained unchanged, but the definition was amended to a total net secured leverage ratio that will exclude the new $200.0 million of Debt Securities, and such financial covenant will only be tested if net secured indebtedness under the Amended Senior Credit Agreement is greater than zero.

•
The restricted payments basket for preferred dividends was reduced from $24.0 million per year to $12.0 million per year to reflect the reduction in the amount of Existing Preferred as a result of the exchange of Existing Preferred for Debt Securities.

•
A new covenant was added to require compliance with the provisions of the Implementing Agreements that impose restrictions on distributions, including certain tax distributions, during the Distribution Holiday, requiring

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

prepayment of loans under the Amended Senior Credit Agreement with excess cash above a certain threshold, and restricting the incurrence of indebtedness for borrowed money and certain liens, in each case subject to exceptions set forth in the Implementing Agreements.

•
Effective as of February 7, 2019, the Senior Credit Agreement Borrower terminated in full the commitments under the 2018 Revolving Credit Facility. At the time of such termination, no revolving loans were outstanding under the 2018 Revolving Credit Facility.

The Company paid down an additional $20.0 million of the 2018 Term Loan on March 7, 2019, in accordance with the Cash Sweep discussed above.
Amendment to Tax Receivable Agreement
In connection with the Recapitalization, the Company amended the tax receivable agreement, which provides that, conditioned on the Company electing to be classified as, or converting into, a corporation for U.S. tax purposes during 2019, Mr. Och and the other recipients of payments under the tax receivable agreement will not be due any payments in respect of the 2017 tax year and will be due partial payments (based on comparing taxable income and Economic Income) in respect of the 2018 tax year, and the percentage of cash savings required to be paid with respect to the 2019 tax year and thereafter, as well as with respect to cash savings from subsequent exchanges of units, will be reduced from 85% to 75%.
Expected Changes in Tax Status and Legal Structure
The Registrant intends to (i) change its tax classification from a partnership to a corporation effective April 1, 2019 and (ii) subsequently convert from a limited liability company into a corporation.

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
The following table presents the Company’s unaudited, summarized quarterly results and balance sheet information for the year ended December 31, 2018:

	Year Ended December 31, 2018
	First	Second	Third	Fourth

	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$128,410	$109,766	$93,827	$175,220
Total expenses	113,456	130,540	129,739	145,550
Total other income (loss)	804	(15,114)	(251)	(9,779)
Income taxes	3,012	(2,524)	(860)	12,872
Consolidated Net Income (Loss)	12,746	(33,364)	(35,303)	7,019
Less: (Income) Loss allocated to noncontrolling interests	(8,635)	21,440	21,140	(9,036)
Less: (Income) Loss allocated to redeemable noncontrolling interests	(621)	(332)	(374)	1,036
Net Income (Loss) Attributable to Class A Shareholders	$3,490	$(12,256)	$(14,537)	$(981)

Earnings (Loss) Per Class A Share
Income (Loss) per Class A Share - basic	$0.18	$(0.64)	$(0.75)	$(0.05)
Income (Loss) per Class A Share - diluted	$0.18	$(0.64)	$(0.75)	$(0.05)
Weighted-average Class A Shares outstanding - basic	19,223,092	19,256,246	19,265,777	19,337,402
Weighted-average Class A Shares outstanding - diluted	45,678,706	19,256,246	19,265,777	19,337,402

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY RESULTS—UNAUDITED

The following table presents the Company’s unaudited, summarized quarterly results and balance sheet information for the year ended December 31, 2017:

	Year Ended December 31, 2017
	First	Second	Third	Fourth

	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$139,152	$148,946	$131,999	$438,240
Total expenses	122,235	110,456	122,061	266,450
Total other income	956	450	7,922	225,468
Income taxes	12,056	3,244	1,942	300,317
Consolidated Net Income	5,817	35,696	15,918	96,941
Less: Income allocated to noncontrolling interests	(9,778)	(22,142)	(9,760)	(89,950)
Less: Income allocated to redeemable noncontrolling interests	(350)	(456)	(432)	(429)
Net (Loss) Income Attributable to Och-Ziff Capital Management Group LLC	(4,311)	13,098	5,726	6,562
Less: Change in redemption value of Preferred Units	(2,853)	—	—	—
Net (Loss) Income Attributable to Class A Shareholders	$(7,164)	$13,098	$5,726	$6,562

(Loss) Earnings Per Class A Share
(Loss) Income per Class A Share - basic	$(0.38)	$0.70	$0.31	$0.35
(Loss) Income per Class A Share - diluted	$(0.38)	$0.69	$0.31	$0.35
Weighted-average Class A Shares outstanding - basic	18,622,668	18,614,258	18,623,565	18,708,375
Weighted-average Class A Shares outstanding - diluted	18,622,668	18,614,258	18,623,565	19,011,562