Form 10-Q
period 2019-03-31
Och-Ziff Capital Management Group Inc.
filed 2019-05-09
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
Commission File Number 001-33805

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
Class A Shares	OZM	New York Stock Exchange
As of May 6, 2019, there were 20,590,013 Class A Shares and 29,208,952 Class B Shares outstanding.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.

i

Defined Terms

2007 Offerings	Refers collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly owned indirect subsidiary of Dubai Holdings LLC

active executive managing directors	Executive managing directors who remain active in our business

Annual Report	Our annual report on Form 10-K for the year ended December 31, 2018, dated March 15, 2019 and filed with the SEC

Class A Shares	Our Class A Shares, representing Class A common stock of Och-Ziff Capital Management Group Inc., which are publicly traded and listed on the NYSE

Class B Shares
Class B Shares of Och-Ziff Capital Management Group Inc., which are not publicly traded, are currently held solely by our executive managing directors and have no economic rights but entitle the holders thereof to one vote per share together with the holders of our Class A Shares

CLOs	Collateralized loan obligations

Exchange Act	Securities Exchange Act of 1934, as amended

executive managing directors
The current limited partners of the Oz Operating Partnerships other than our intermediate holding companies, and, except where the context requires otherwise, include certain limited partners who are no longer active in our business funds
The multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles for which we provide asset management services

GAAP	U.S. generally accepted accounting principles

Group A Units	Refers collectively to one Class A operating group unit in each of the Oz Operating Partnerships. Group A Units are limited partner interests held by our executive managing directors

Group A-1 Units	Refers collectively to one Class A-1 operating group unit in each of the Oz Operating Partnerships. Group A-1 Units are limited partner interests held by our executive managing directors

Group B Units	Refers collectively to one Class B operating group unit in each of the Oz Operating Partnerships. Group B Units are limited partner interests held by our intermediate holding companies

Group D Units	Refers collectively to one Class D operating group unit in each of the Oz Operating Partnerships. Group D Units are limited partner interests held by our executive managing directors

Group E Units	Refers collectively to one Class E operating group unit in each of the Oz Operating Partnerships. Group E Units are limited partner interests held by our executive managing directors

Group P Units	Refers collectively to one Class P operating group unit in each of the Oz Operating Partnerships. Group P Units are limited partner interests held by our executive managing directors

Institutional Credit Strategies
Our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs and other customized solutions

intermediate holding companies	Refers collectively to Oz Corp and Oz Holding, both of which are wholly owned subsidiaries of Och-Ziff Capital Management Group Inc.

IPO	Our initial public offering of 3.6 million Class A Shares that occurred in November 2007

NYSE	New York Stock Exchange

the Company, Oz Management, the firm, we, us, our	Refers, unless the context requires otherwise, to the Registrant and its consolidated subsidiaries, including the Oz Operating Group

Oz Corp	Och-Ziff Holding Corporation, a Delaware corporation

Oz Holding	Och-Ziff Holding LLC, a Delaware limited liability company, which was merged into Oz Corp on April 1, 2019

Oz Operating Group	Refers collectively to the Oz Operating Partnerships and their consolidated subsidiaries

Oz Operating Partnerships	Refers collectively to OZ Management LP, OZ Advisors LP and OZ Advisors II LP

Partner Equity Units	Refers collectively to the Group A Units, Group E Units and Group P Units

Preferred Units
One Class A cumulative preferred unit in each of the Oz Operating Partnerships collectively represents one “Preferred Unit.” Certain of our executive managing directors collectively own 100% of the Preferred Units. Preferred Units issued in 2016 and 2017 are, collectively, referred to as “2016 Preferred Units.” Preferred Units issued in 2019 are referred to as “2019 Preferred Units.”

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

Registrant	Och-Ziff Capital Management Group Inc., a Delaware corporation

RSUs	Class A restricted share units

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Special Investments	Investments that we, as investment manager, believe lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance

Ziffs	Refers collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons

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
Also posted on our website in the “Public Investors—Governance” section are charters for our Audit Committee; Compensation Committee; Nominating, Corporate Governance and Conflicts Committee and Corporate Responsibility and Compliance Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to Och-Ziff Capital Management Group Inc., 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	March 31, 2019	December 31, 2018

	(dollars in thousands)
Assets
Cash and cash equivalents	$144,750	$315,809
Restricted cash	9,263	8,075
Investments (includes assets measured at fair value of $327,230 and $361,378, of which $61,715 and $62,186 related to securities sold under agreements to repurchase as of March 31, 2019 and December 31, 2018, respectively)	362,837	389,897
Income and fees receivable	73,443	82,843
Due from related parties	20,679	20,754
Deferred income tax assets	349,289	355,025
Operating lease assets	123,454	—
Other assets, net	85,519	82,403
Assets of consolidated funds:
Investments of consolidated funds, at fair value	164,755	171,495
Other assets of consolidated funds	22,618	21,090
Total Assets	$1,356,607	$1,447,391

Liabilities and Shareholders’ Equity (Deficit)
Liabilities
Compensation payable	$27,204	$105,036
Unearned incentive income	63,769	61,397
Due to related parties	283,249	281,821
Operating lease liabilities	136,166	—
Debt obligations	321,804	289,987
Securities sold under agreements to repurchase	61,437	62,801
Other liabilities	43,430	63,603
Liabilities of consolidated funds:
Other liabilities of consolidated funds	16,943	14,541
Total Liabilities	954,002	879,186

Commitments and Contingencies (Note 19)

Redeemable Noncontrolling Interests (Note 4)	299,290	577,660

Shareholders’ Equity (Deficit)
Class A Shares, no par value, 100,000,000 shares authorized, 20,484,430 and 19,905,126 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Class B Shares, no par value, 75,000,000 shares authorized, 29,208,952 and 29,458,948 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Paid-in capital	3,235,728	3,135,841
Accumulated deficit	(3,577,250)	(3,564,727)
Shareholders’ deficit attributable to Class A Shareholders	(341,522)	(428,886)
Shareholders’ equity attributable to noncontrolling interests	444,837	419,431
Total Shareholders’ Equity (Deficit)	103,315	(9,455)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity (Deficit)	$1,356,607	$1,447,391
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Revenues
Management fees	$63,623	$72,450
Incentive income	53,198	50,834
Other revenues	3,769	4,542
Income of consolidated funds	2,604	584
Total Revenues	123,194	128,410

Expenses
Compensation and benefits	85,715	68,924
Interest expense	6,208	6,598
General, administrative and other	37,788	37,850
Expenses of consolidated funds	55	84
Total Expenses	129,766	113,456

Other Income
Net losses on early retirement of debt	(5,458)	—
Net gains on investments	2,689	312
Net gains of consolidated funds	3,746	492
Total Other Income	977	804

(Loss) Income Before Income Taxes	(5,595)	15,758
Income taxes	3,386	3,012
Consolidated and Comprehensive Net (Loss) Income	(8,981)	12,746
Less: Net loss (income) attributable to noncontrolling interests	7,234	(8,635)
Less: Net income attributable to redeemable noncontrolling interests	(5,534)	(621)
Net (Loss) Income Attributable to Och-Ziff Capital Management Group Inc.	(7,281)	3,490
Less: Change in redemption value of Preferred Units	44,364	—
Net Income Attributable to Class A Shareholders	$37,083	$3,490

Earnings per Class A Share
Income per Class A Share - basic	$1.81	$0.18
Income per Class A Share - diluted	$1.73	$0.18
Weighted-average Class A Shares outstanding - basic	20,475,359	19,223,092
Weighted-average Class A Shares outstanding - diluted	21,491,970	45,678,707

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED

	Och-Ziff Capital Management Group Inc.
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity (Deficit)

			(dollars in thousands)
As of December 31, 2018	19,905,126	29,458,948	$3,135,841	$(3,564,727)	$(428,886)	$419,431	$(9,455)
Capital contributions	—	—	—	—	—	427	427
Capital distributions	—	—	—	—	—	(285)	(285)
Cash dividends declared on Class A Shares ($0.23 per share)	—	—	—	(4,703)	(4,703)	—	(4,703)
Dividend equivalents on Class A restricted share units	—	—	539	(539)	—	—	—
Equity-based compensation, net of taxes	579,304	(249,996)	19,700	—	19,700	14,418	34,118
Impact of changes in Oz Operating Group ownership (Note 4)	—	—	(124)	—	(124)	124	—
Reallocation of equity and income tax effects of Recapitalization	—	—	35,408	—	35,408	(39,086)	(3,678)
Change in redemption value of Preferred Units	—	—	44,364	—	44,364	57,042	101,406
Comprehensive net loss, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	(7,281)	(7,281)	(7,234)	(14,515)
As of March 31, 2019	20,484,430	29,208,952	$3,235,728	$(3,577,250)	$(341,522)	$444,837	$103,315

	Och-Ziff Capital Management Group Inc.
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity (Deficit)

			(dollars in thousands)
As of December 31, 2017	18,957,321	33,933,948	$3,102,074	$(3,555,905)	$(453,831)	$357,902	$(95,929)
Impact of adoption of ASU 2014-09	—	—	—	41,922	41,922	75,062	116,984
Capital contributions	—	—	—	—	—	750	750
Capital distributions	—	—	—	—	—	(17,690)	(17,690)
Cash dividends declared on Class A Shares ($0.70 per share)	—	—	—	(13,354)	(13,354)	—	(13,354)
Dividend equivalents on Class A restricted share units	—	—	1,072	(1,072)	—	—	—
Equity-based compensation, net of taxes	155,656	(3,500,000)	7,803	—	7,803	10,673	18,476
Impact of changes in Oz Operating Group ownership (Note 4)	—	—	190	—	190	(190)	—
Comprehensive net (loss) income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	3,490	3,490	8,635	12,125
As of March 31, 2018	19,112,977	30,433,948	$3,111,139	$(3,524,919)	$(413,780)	$435,142	$21,362
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net (loss) income	$(8,981)	$12,746
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Amortization of equity-based compensation	37,223	22,171
Depreciation, amortization and net gains and losses on fixed assets	2,411	2,372
Net losses on early retirement of debt	5,458	—
Deferred income taxes	2,064	2,157
Operating and finance lease assets amortization	2,683	—
Operating and finance lease liabilities accretion	2,627	—
Net gains on investments, net of dividends	(2,064)	(312)
Operating cash flows due to changes in:
Income and fees receivable	9,400	315,488
Due from related parties	75	(5,248)
Other assets, net	(686)	23,342
Compensation payable	(80,690)	(184,414)
Unearned incentive income	2,371	10,930
Due to related parties	1,428	(43)
Operating lease liabilities	(2,383)	—
Other liabilities	(14,225)	(16,435)
Consolidated funds related items:
Net gains of consolidated funds	(3,746)	(492)
Purchases of investments	(49,598)	(87,438)
Proceeds from sale of investments	60,094	63,739
Other assets of consolidated funds	(1,541)	(29,191)
Other liabilities of consolidated funds	2,402	30,567
Net Cash (Used in) Provided by Operating Activities	(35,678)	159,939

Cash Flows from Investing Activities
Purchases of fixed assets	(287)	(1,205)
Purchases of United States government obligations	—	(7,435)
Maturities of United States government obligations	11,800	13,000
Investments in funds	(14,631)	(77,990)
Return of investments in funds	30,345	3,353
Net Cash Provided by (Used in) Investing Activities	27,227	(70,277)

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED — (continued)

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	2,134	22,857
Distributions to noncontrolling and redeemable noncontrolling interests	(15,897)	(18,023)
Dividends on Class A Shares	(4,703)	(13,354)
Proceeds from debt obligations, net of issuance costs	—	60,719
Repayment of debt obligations, including prepayment costs	(141,068)	(69)
Other, net	(1,886)	(2,065)
Net Cash (Used in) Provided by Financing Activities	(161,420)	50,065
Net Change in Cash and Cash Equivalents and Restricted Cash	(169,871)	139,727
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	323,884	469,513
Cash and Cash Equivalents and Restricted Cash, End of Period	$154,013	$609,240

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$5,487	$1,362
Income taxes	$2,462	$644

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$144,750	$609,240
Restricted cash	$9,263	$—
Total Cash and Cash Equivalents and Restricted Cash	$154,013	$609,240

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

1. OVERVIEW
Och-Ziff Capital Management Group Inc, (the “Registrant”), a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Company” or “Oz Management”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai and Shanghai. The Company provides asset management services to its investment funds (the “funds”), which pursue a broad range of global investment opportunities. The Company currently manages multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles. Through Institutional Credit Strategies, the Company’s asset management platform that invests in performing credits, the Company manages collateralized loan obligations (“CLOs”) and other customized solutions for clients.
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
The Company conducts its operations through OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively, the “Oz Operating Partnerships” and collectively with their consolidated subsidiaries, the “Oz Operating Group”). References to the Company’s “executive managing directors” refer to the current limited partners of OZ Management LP, OZ Advisors LP and OZ Advisors II LP other than the Company’s intermediate holding companies, and, except where the context requires otherwise, include certain limited partners who are no longer active in the business of the Company. References to the Company’s “active executive managing directors” refer to executive managing directors who remain active in the Company’s business. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons. References to the Company’s “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation (“Oz Corp”) and Och-Ziff Holding LLC (“Oz Holding”), each of which are wholly owned subsidiaries of the Registrant. Oz Holding was merged into Oz Corp effective April 1, 2019.
As previously disclosed, the Registrant, certain of its subsidiaries and Mr. Och entered into a letter agreement dated December 5, 2018, providing for the implementation of certain transactions (the letter agreement together with the term sheet attached thereto, as amended, collectively, the “Letter Agreement”). The Letter Agreement provided for, among other things, the preparation and execution of further agreements (the “Implementing Agreements”) and other actions to implement the transactions contemplated by the Letter Agreement (collectively, the “Recapitalization”). In February 2019, the Company completed the Recapitalization. See Note 3 for additional details.
Company Structure
As of March 31, 2019, the Registrant is a holding company that, through its intermediate holding companies, holds equity ownership interests in the Oz Operating Group. The Registrant had issued and outstanding the following share classes:

•
Class A Shares—Class A Shares are publicly traded and entitle the holders thereof to one vote per share on matters submitted to a vote of shareholders. The holders of Class A Shares are entitled to any distributions declared by the Registrant’s Board of Directors (the “Board”).

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

•
Class B Shares—Class B Shares are held by the Company’s executive managing directors. These shares are not publicly traded but rather entitle the executive managing directors to one vote per share on matters submitted to a vote of shareholders. These shares do not participate in the earnings of the Registrant, as the executive managing directors participate in the related economics of the Oz Operating Group through their direct ownership in the Oz Operating Group. Holders of the Class B Shares have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. As a result, Mr. Och is currently able to control all matters requiring the approval of the Company’s shareholders. In connection with the Recapitalization described in Note 3, this proxy will terminate on the “Transition Date,” which will be on or around May 29, 2019.

The Company conducts its operations through the Oz Operating Group. The following is a list of the outstanding units of the Oz Operating Partnerships as of March 31, 2019:

•
Group A Units—Group A Units are limited partner interests issued to certain executive managing directors. Beginning on the final day of the Distribution Holiday (as defined in Note 3), each executive managing directors may exchange his or her vested and booked-up (as defined below) Group A Units over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions. A “book-up” is when sufficient appreciation has occurred to meet a prescribed capital account book-up target under the terms of the Oz Operating Partnership limited partnership agreements

In connection with the Recapitalization, each Group A Unit was recapitalized into 0.65 Group A Units and 0.35 Group A-1 Units. Holders of Group A Units do not receive distributions during the Distribution Holiday. Group A Unit grants are accounted for as equity-based compensation. See Note 14 for additional information.

•
Group A-1 Units—Group A-1 Units are limited partner interests into which 0.35 of each Group A Unit was recapitalized in connection with the reallocation that was effectuated by the Recapitalization. The Group A-1 Units will be canceled at such time and to the extent that the Group E Units associated with such Group A-1 Units vest and achieve a book-up. Group A-1 Units are not eligible to receive distributions at any time and do not participate in the net income (loss) of the Oz Operating Group. However, the holders of Group A-1 Units shall participate in any sale, change of control or other liquidity event. In the Recapitalization, the holders of the 2016 Preferred Units (as defined below) forfeited 749,813 Group A Units, which were recapitalized into Group A-1 Units.

•
Group B Units—Each intermediate holding company holds a general partner interest and Group B Units in each Oz Operating Group entity that it controls. Our intermediate holding companies own all of the Group B Units, which represent equity interest in the Oz Operating Group. Except during the Distribution Holiday as described above, the Group B Units are economically identical to the Group A Units held by executive managing directors, but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.

•
Group E Units—Group E Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains. Each Group E Unit converts into a Group A Unit and becomes exchangeable for one Class A Share (or the cash equivalent thereof) to the extent there has been a sufficient amount of appreciation for a Group E Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Oz Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group E Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent of their relative positive capital accounts (if any). In connection with the Recapitalization, all outstanding Group D Units, which were non-equity profits interests, converted into Group E Units on a one-for-one basis. Holders of Group E Units do not receive

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

distributions during the Distribution Holiday. See Note 3 for additional information. Group E Unit grants are accounted for as equity-based compensation. See Note 14 for additional information.

•
Group P Units—Group P Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains. Each Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent thereof), in each case upon satisfaction of certain service and performance conditions at such time and, with respect to exchanges, to the extent there has been sufficient appreciation for a Group P Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Oz Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group P Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent that certain performance conditions are met and to the extent of their relative positive capital accounts (if any). The terms of the Group P Units may be varied for certain executive managing directors. Group P Unit grants are accounted for as equity-based compensation. See Note 14 for additional information.

•
Preferred Units— The Preferred Units are non-voting preferred equity interests in the Oz Operating Group entities. Preferred Units issued in 2016 and 2017 are collectively referred to as the “2016 Preferred Units.” The Preferred Units issued in 2019 are referred to as “the 2019 Preferred Units.” See Note 10 for additional information.

The Company’s current and former executive managing directors hold a number of Class B Shares of the Registrant equal to the number of Group A Units, Group A-1 Units and Group P Units held. Upon the exchange of a Group A Unit or a Group P Unit for a Class A Share, the corresponding Class B Share is canceled and a Group B Unit is issued to the intermediate holding companies of the Company. One Class B Share will be issued to each holder of Group E Units upon the vesting of each such holder’s Group E Unit, at which time a corresponding number of Class B Shares held by holders of Group A-1 Units will be canceled.
The following table presents the number of shares and units (excluding Preferred Units) of the Registrant and the Oz Operating Group, respectively, that were outstanding as of March 31, 2019:

As of March 31, 2019
Och-Ziff Capital Management Group Inc.
Class A Shares	20,484,430
Class B Shares	29,208,952

Oz Operating Partnerships
Group A Units	16,019,506
Group A-1 Units	9,779,446
Group B Units	20,484,430
Group E Units	13,542,440
Group P Units	3,410,000
In addition, the Company issues Class A restricted share units (“RSUs”) and, beginning in 2018, performance-based RSUs (“PSUs”) to its employees and executive managing directors as a form of compensation. RSU and PSU grants are accounted for as equity-based compensation. See Note 14 for additional information.
Reverse Share Split
At the close of trading on January 3, 2019, the Company effectuated a 1-for-10 reverse share split (the “Reverse Share Split”) of the Class A Shares. As a result of the Reverse Share Split, every ten issued and outstanding Class A Shares were

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

combined into one Class A Share. In addition, corresponding adjustments were made to the Class B Shares, Oz Operating Group Units, RSUs and PSUs. All prior period share, unit, per share and per unit amounts have been restated to give retroactive effect to the Reverse Share Split.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited, interim, consolidated financial statements are prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), and should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s unaudited, interim, consolidated financial statements have been included and are of a normal and recurring nature. All significant intercompany transactions and balances have been eliminated in consolidation.
The results of operations presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. For example, incentive income for the majority of the Company’s multi-strategy assets under management is recognized in the fourth quarter each year, based on full year investment performance.
Leases
The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as amended, as of January 1, 2019 (“ASC 842”). The Company applied ASC 842 to lease arrangements outstanding as of the date of adoption. The Company did not restate prior periods and there were no adjustments to retained earnings upon adoption of ASC 842. The Company applied the package of practical expedients permitted under the transition guidance within the new standard, including carrying forward the historical lease classification and not reassessing whether certain costs capitalized under the prior guidance are eligible for capitalization under ASC 842. Adoption of ASC 842 resulted in the recognition of $126.0 million and $135.9 million of operating lease assets and liabilities, respectively, with the net of these amounts offsetting the deferred rent credit liability in existence immediately prior to adoption.
The Company determines if an arrangement is a lease at inception. Right-of-use lease assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Right-of-use lease assets represent the Company’s right to use a leased asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company does not recognize right-of-use lease assets and lease liabilities for leases with an initial term of one year or less.
As the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments. The Company gave consideration to its recently issued term loan, as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates.
The operating lease assets include any lease payments made and excludes lease incentives. Lease terms include options to extend or terminate when it is reasonably certain that the Company will exercise that option. In addition, the Company separates lease and non-lease components embedded within lease agreements, except for data center leases.
Right-of-use assets and liabilities related to operating leases are included within operating lease assets and operating lease liabilities, respectively, in the Company’s consolidated balance sheets. Right-of-use assets and liabilities related to finance leases are included within other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.
Lease expense for operating lease payments, which is comprised of amortization of right-of-use assets and interest accretion on lease liabilities, is generally recognized on a straight-line basis over the lease term and included within general,

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

administrative and other expenses in the consolidated statements of comprehensive income. Amortization of right-of-use lease assets related to finance leases is included within general, administrative and other expenses and interest accretion on lease liabilities related to finance leases is included within interest expense.
Subrental income is recognized on a straight-line basis over the lease term and is included within other revenues in the consolidated statements of comprehensive income. Where the Company has entered into a sublease arrangement, the Company will evaluate the lease arrangement for impairment. To the extent an impairment of the right-of-use lease asset is recognized, the Company will amortize the remaining lease asset on a straight-line basis over the remaining lease term.
Recently Adopted Accounting Pronouncements
Other than the adoption of ASC 842 discussed above, none of the other changes to GAAP that went into effect in the three months ended March 31, 2019 had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
No changes to GAAP that are not yet effective are expected to have a material effect on the Company’s consolidated financial statements.
3. RECAPITALIZATION
On February 7, 2019, the Company completed the Recapitalization, which included a series of transactions that involved the reallocation of certain ownership interests in the Oz Operating Group to existing members of senior management, a “Distribution Holiday” on interests held by active and former executive managing directors, an amendment to the tax receivable agreement, a “Cash Sweep” to pay down the 2018 Term Loan (as defined in Note 8) and 2019 Preferred Units, and various other related transactions. In addition, (i) $200.0 million of the 2016 Preferred Units was restructured into the Debt Securities (as defined in Note 8) and (ii) $200.0 million of the 2016 Preferred Units was restructured into the 2019 Preferred Units. In addition, the holders of the 2016 Preferred Units forfeited an additional 749,813 Group A Units (which were recapitalized into Group A-1 Units).
Reallocation of Equity
The Company’s founder, Mr. Daniel S. Och and the other holders of Group A Units have collectively reallocated 35% of their Group A Units to existing members of senior management and for potential grants to new hires. The reallocation has been effected by (i) recapitalizing such Group A Units into Group A-1 Units and (ii) creating and making grants to existing members of senior management (and reserving for future grants to active managing directors and new hires) of Group E Units. The Group A-1 Units will be canceled at such time and to the extent as such Group E Units vest and achieve a book-up. Upon vesting, holders of Group E Units will be entitled to vote a corresponding number of Class B Shares. Following the Liquidity Redemption (as defined below) and Mr. Och’s receipt of the Credit Fund Balance Redemption (as defined below), and until such time as the relevant Group E Units become vested, the Class B Shares corresponding to the Group A-1 Units will be voted pro rata in accordance with the vote of the Class A Shares held by non-affiliates.
Distribution Holiday
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
 During the Distribution Holiday, (i) the Oz Operating Partnerships shall only make distributions with respect to Group B Units, (ii) the performance thresholds of Group P Units and PSUs shall be adjusted to take into account performance

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

and distributions during such period, and (iii) RSUs will continue to receive dividend equivalents in respect of dividends or distributions paid on the Class A Shares. For executive managing directors that have received Group E Units, distributions on Group P Units, RSUs and PSUs is limited to an aggregate amount not to exceed $4.00 per Group P Unit, PSU or RSU, as applicable, cumulatively during the Distribution Holiday. Following the termination of the Distribution Holiday, Group A Units and Group E Units (whether vested or unvested) shall receive distributions even if such units have not been booked-up.
The Distribution Holiday was effective retroactively to October 1, 2018. As a result, the Company recorded and adjustment to paid-in capital and noncontrolling interests to reallocate a portion of pre-Recapitalization earnings and related income tax effects from noncontrolling interests to the Company’s paid-in capital. Such adjustment is recorded within Recapitalization adjustment in the consolidated statement of shareholders’ equity (deficit).
In connection with his transition from the Company, Mr. Och submitted redemption notices for all liquid balances of Mr. Och and his related parties (other than their liquid balances in the Oz Credit Opportunities Master Fund) - half of which would be redeemed effective as of December 31, 2018 and the remainder effective March 31, 2019. The receipt by Mr. Och and his related parties of redemption proceeds associated with these redemptions is referred to as the “Liquidity Redemption.” Redemptions are generally paid in the month following the effective date of the redemption. The Liquidity Redemptions had been completed as of April 29, 2019. Mr. Och and his related parties are redeeming their liquid balances in the OZ Credit Opportunities Master Fund effective September 30, 2019, for which redemption notices have been delivered (the “Credit Fund Balance Redemption”).
Cash Sweep
As part of the Recapitalization, the Company instituted a “Cash Sweep” with regards to the paydowns of the 2018 Term Loan and the 2019 Preferred Units. During the Distribution Holiday, on a quarterly basis, for each of the first three quarters of the year 100% of all Economic Income (subject to certain adjustments described in the 2019 Preferred Unit Designations as defined in Note 10) will be applied to repay the 2018 Term Loan and then to redeem the 2019 Preferred Units, in each case, together with accrued interest. The Cash Sweep will not apply to the extent that it would result in the Oz Operating Group having a minimum “Free Cash Balance” (as defined in the 2019 Preferred Unit Designations) of less than $200.0 million except in certain specified circumstances. In the fourth quarter of each year, an amount equal to the excess of the Free Cash Balance over the minimum Free Cash Balance of $200.0 million, will be used to repay the 2018 Term Loan and redeem the 2019 Preferred Units. In addition, without duplication of the Cash Sweep, (i) certain of the proceeds resulting from the realization of incentive income from certain longer term assets under management described in the 2019 Preferred Units Designations (“Designated Accrued Unrecognized Incentive”) and (ii) 85% of the net cash proceeds from any Asset Sales (as defined in the 2019 Preferred Units Designations), will be used to repay the 2018 Term Loan and redeem the 2019 Preferred Units.
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
Prior to the Recapitalization, the attribution of net income (loss) of each Oz Operating Partnership was based on the relative ownership percentages of the Group A Units (noncontrolling interests) and the Group B Units (indirectly held by the

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

Registrant). In applying the substantive profit sharing arrangements in the Oz Operating Partnership limited partnership agreements to the Company’s consolidated financial statements, for periods subsequent to the Recapitalization and for the duration of the Distribution Holiday, the Company will allocate net income of each Oz Operating Partnership in any fiscal year solely to the Group B Units and any net loss on a pro rata basis based on the relative ownership percentages of the Group A Units and Group B Units. To the extent an Oz Operating Partnership incurs a net loss in an interim period, any net income recognized in a subsequent interim period in the same fiscal year is allocated on a pro rata basis to the extent of previously allocated net loss. Conversely, to the extent an Oz Operating Partnership recognizes net income in an interim period, any net loss incurred in a subsequent interim period in the same fiscal year is allocated solely to the Group B Units to the extent of previously allocated net income.
The table below sets forth the calculation of noncontrolling interests related to the Group A Units for each Oz Operating Partnership (rounding differences may occur). The blended participation percentages presented below take into account ownership changes throughout the year. In addition, the blended participation percentages in 2019 take into account the difference in methodology described above for the period prior to the Recapitalization Date compared to the period following the Recapitalization Date. For example, Oz Advisors LP had net income in the period prior to the Recapitalization Date, and as a result, allocates a portion of its net income for the three months ended March 31, 2019 to the Group A Units.

	Oz Management LP	Oz Advisors LP	Oz Advisors II LP	Total Oz Operating Group

	(dollars in thousands)
January 1, 2019 to March 31, 2019
Net (loss) income	$(32,049)	$17,497	$2,053	$(12,499)
Blended participation percentage	44%	38%	0%	59%
Net (Loss) Income Attributable to Group A Units	$(14,064)	$6,695	$—	$(7,369)

January 1, 2018 to March 31, 2018
Net income (loss)	$2,405	$17,735	$(5,653)	$14,487
Blended participation percentage	58%	58%	58%	58%
Net Income (Loss) Attributable to Group A Units	$1,389	$10,247	$(3,266)	$8,370
The following table presents the components of the net (loss) income attributable to noncontrolling interests:

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Group A Units	$(7,369)	$8,370
Other	135	265
	$(7,234)	$8,635
The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	March 31, 2019	December 31, 2018

	(dollars in thousands)
Group A Units	$441,056	$415,928
Other	3,781	3,503
	$444,837	$419,431

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

The Preferred Units and fund investors’ interests in certain consolidated funds are redeemable outside of the Company’s control. These interests are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following table presents the activity in redeemable noncontrolling interests:

	Three Months Ended March 31,
	2019			2018
	Funds	Preferred Units	Total	Funds	Preferred Units	Total

	(dollars in thousands)
Beginning balance	$157,660	$420,000	$577,660	$25,617	$420,000	$445,617
Fair value of Debt Securities exchanged for 2016 Preferred Units	—	(167,799)	(167,799)	—	—	—
Fair value of 2019 Preferred Units exchanged for 2016 Preferred Units	—	(137,759)	(137,759)	—	—	—
Issuance of 2019 Preferred Units, net of issuance costs	—	136,964	136,964	—	—	—
Change in redemption value	—	(101,406)	(101,406)	—	—	—
Capital contributions	1,707	—	1,707	22,107	—	22,107
Capital distributions	(15,611)	—	(15,611)	(333)	—	(333)
Comprehensive income	5,534	—	5,534	621	—	621
Ending Balance	$149,290	$150,000	$299,290	$48,012	$420,000	$468,012
5. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
United States government obligations, at fair value	$168,762	$179,510
CLOs, at fair value	158,468	181,868
Other investments, equity method	35,607	28,519
Total Investments	$362,837	$389,897
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of an input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2019:

	As of March 31, 2019
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
United States government obligations	$32,784	$—	$—	$32,784

Included within investments:
United States government obligations	$168,762	$—	$—	$168,762
CLOs(1)	$—	$—	$158,468	$158,468

Investments of consolidated funds:
Bank debt	$—	$101,724	$59,169	$160,893
Corporate bonds	—	3,862	—	3,862
Total Investments of Consolidated Funds	$—	$105,586	$59,169	$164,755
_______________
(1) As of March 31, 2019, investments in CLOs had contractual principal amounts of $147.3 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.
The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2018:

	As of December 31, 2018
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
United States government obligations	$58,054	$—	$—	$58,054

Included within investments:
United States government obligations	$179,510	$—	$—	$179,510
CLOs(1)	$—	$—	$181,868	$181,868

Investments of consolidated funds:
Bank debt	$—	$91,345	$75,613	$166,958
Corporate Bonds		$4,537		$4,537
Total Investments of Consolidated Funds	$—	$95,882	$75,613	$171,495
_______________
(1) As of December 31, 2018, investments in CLOs had contractual principal amounts of $171.5 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

Reconciliation of Fair Value Measurements Categorized within Level III
Gains and losses, excluding those of the consolidated funds are recorded within net gains on investments in the consolidated statements of comprehensive income (loss), and gains and losses of the consolidated funds are recorded within net gains of consolidated funds. Amortization of premium, accretion of discount and foreign exchange gains and losses on non-U.S. Dollar investments are also included within gains and losses in the tables below.

The following tables summarize the changes in the Company’s Level III assets and liabilities for the three months ended March 31, 2019:

	December 31, 2018	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	March 31, 2019

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$181,868	$—	$—	$808	$(23,135)	$(1,073)	$158,468

Investments of consolidated funds:
Bank debt	$75,613	$5,178	$(23,617)	$17,557	$(16,082)	$520	$59,169
Corporate bonds	$—	$—	$—	$987	$(981)	$(6)	$—
The following tables summarize the changes in the Company’s Level III assets and liabilities for the three months ended March 31, 2018:

	December 31, 2017	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales	Gains/Losses	March 31, 2018

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$211,749	$—	$—	$76,622	$(2,775)	$1,374	$286,970

Investments of consolidated funds:
Bank debt	$18,807	$1,004	$(2,906)	$28,560	$(26,563)	$232	$19,134
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held as of the reporting date:

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$(914)	$974

Investments of consolidated funds:
Bank debt	$436	$89
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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, including its debt obligations and repurchase agreements, approximated their fair values as of March 31, 2019. The fair value measurements for the Company’s debt obligations and repurchase agreements are categorized as Level III within the fair value hierarchy and were determined using independent pricing services.
Loans Sold to CLOs Managed by the Company
In the three months ended March 31, 2018, the Company sold $23.4 million of loans to CLOs managed by the Company. No loans were sold in the three months ended March 31, 2019. These loans were previously purchased by the Company in the open market, and were sold for cash at cost to the CLOs. The loans were accounted for as transfers of financial assets and met the criteria for derecognition under GAAP.
The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold the loans discussed above. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issues by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. In the three months ended March 31, 2018, the Company made$24.9 million of investments related to these retained interests. No investments related to these retained interests were made in the three months ended March 31, 2019. As of March 31, 2019 and December 31, 2018, the Company’s investments in these retained interests had a fair value of $89.3 million and $89.4 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. In the three months ended March 31, 2019

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

and 2018, the Company received $909 thousand and $3.7 million, respectively, of interest and principal payments related to the retained interests.
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

	March 31, 2019	December 31, 2018

	(dollars in thousands)
Assets
Assets of consolidated funds:
Investments of consolidated funds, at fair value	$164,755	$171,495
Other assets of consolidated funds	22,618	21,090
Total Assets	$187,373	$192,585

Liabilities
Liabilities of consolidated funds:
Other liabilities of consolidated funds	16,943	14,541
Total Liabilities	$16,943	$14,541
The assets presented in the table above belong to the investors in those funds, are available for use only by the fund to which they belong, and are not available for use by the Company. The consolidated funds have no recourse to the general credit of the Company with respect to any liability.
The Company’s direct involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services and, in certain cases, insignificant investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses. The Company has commitments to certain funds that are VIEs as discussed in Note 19. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

The table below presents the net assets of VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	March 31, 2019	December 31, 2018

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$11,501,276	$10,236,438

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned revenues	67,347	62,038
Income and fees receivable	38,805	31,658
Investments in funds	171,623	190,674
Maximum Exposure to Loss	$277,775	$284,370
7. LEASES
The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Mumbai, Shanghai, and various data centers. The Company does not have renewal options, other than a three-year renewal option for its lease in Hong Kong, which was not included in the determination of the related lease asset and liability. The Company also subleases a portion of its office space in London through the end of the lease term. Finally, the Company has finance leases for computer hardware.

Three Months Ended March 31, 2019

(dollars in thousands)
Lease Cost
Operating lease cost	$5,149
Short-term lease cost	18
Finance lease cost - amortization of leased assets	137
Finance lease cost - imputed interest on lease liabilities	24
Less: Sublease income	(384)
Net Lease Cost	$4,944

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

Three Months Ended March 31, 2019

(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,998
Operating cash flows for finance leases	$24
Finance cash flows for finance leases	$457

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$126,000
Financing leases	$1,702

March 31, 2019

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	9.9 years
Finance leases	2.9 years

Weighted average discount rate
Operating leases	7.9%
Finance leases	7.9%

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities
April 1, 2019 to December 31, 2019	$16,136	$157
2020	22,535	618
2021	21,042	618
2022	19,858	—
2023	19,146	—
Thereafter	97,587	—
Total Lease Payments	196,304	1,393
Imputed interest	(60,138)	(129)
Total Lease Liabilities	$136,166	$1,264
As of March 31, 2019, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within investments in the consolidated balance sheets.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

Operating Lease

(dollars in thousands)
Sublease Rent Payments Receivable
April 1, 2019 to December 31, 2019	$1,162
2020	1,550
2021	1,550
2022	1,550
2023	1,213
Thereafter	—
Total Sublease Rent Payments Receivable	$7,025
8. DEBT OBLIGATIONS

	Debt Securities	2018 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
April 1, 2019 to December 31, 2019	$—	$—	$—	$—
2020	—	—	—	—
2021	—	—	—	—
2022	40,000	8,125	—	48,125
2023	40,000	71,875	16,998	128,873
Thereafter	120,000	—	57,498	177,498
Total Payments	200,000	80,000	74,496	354,496
Unamortized discounts & deferred financing costs	(30,244)	(1,956)	(492)	(32,692)
Total Debt Obligations	$169,756	$78,044	$74,004	$321,804
Debt Securities
In connection with the Recapitalization, the Oz Operating Partnerships, each as a borrower, entered into a Senior Subordinated Credit Agreement under which $200.0 million of Debt Securities were issued in exchange for an equal amount of 2016 Preferred Units. The Debt Securities mature on the earlier of (i) the fifth anniversary of the date on which all obligations under the 2019 Preferred Unit Designations have been in paid in full and (ii) April 1, 2026.
Commencing February 1, 2020, the Debt Securities will bear interest at a per annum rate equal to, at the borrower’s option, one, three or six-month (or twelve-month with the consent of each lender) LIBOR plus 4.75%, or a base rate plus 3.75%. Commencing on the earlier to occur of (i) the first anniversary of the date on which all 2019 Preferred Units are paid in full and (ii) March 31, 2022, the Debt Securities amortize in quarterly installments each in a principal amount equal to 5% of the aggregate principal amount of the Debt Securities of the applicable borrower on the effective date of the Subordinated Credit Agreement or, in the case of incremental Debt Securities of such borrower, the date 2019 Preferred Units are exchanged for incremental Debt Securities; provided that in no event shall amortization payments in any fiscal year be required to exceed $40.0 million.
For a period of nine months after the repayment of the 2019 Preferred Units, the borrowers will have the option to voluntarily repay the initial Debt Securities at a 5% discount.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

The Subordinated Credit Agreement contains customary representations and warranties and covenants for a transaction of this type and financial covenants consistent with those described below for the 2018 Term Loan. The Subordinated Credit Agreement also requires prepayment of loans under the 2018 Term Loan and the 2019 Preferred Units in accordance with the Cash Sweep, and restricts the incurrence of indebtedness for borrowed money and certain liens, in each case subject to exceptions set forth in the Implementing Agreements.
The Subordinated Credit Agreement contains customary events of default for a transaction of this type and is based on substantially the same terms as the 2018 Term Loan. If an event of default under the Subordinated Credit Agreement occurs and is continuing, then, at the request (or with the consent) of the lenders holding a majority of the Debt Securities, upon notice by the Subordinated Credit Agreement Administrative Agent to the borrowers, the obligations under the Subordinated Credit Agreement shall become immediately due and payable. In addition, if the Oz Operating Partnerships or any of their material subsidiaries become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Subordinated Credit Agreement will automatically become immediately due and payable.
2018 Term Loan
On April 10, 2018 (the “Closing Date”), OZ Management LP, as borrower, (the “Senior Credit Agreement Borrower”), and certain other subsidiaries of the Company, as guarantors, entered into a senior secured credit and guaranty agreement (the “Senior Credit Agreement”) consisting of (i) a $250.0 million term loan facility (the “2018 Term Loan”) and (ii) a $100.0 million revolving credit facility (the “2018 Revolving Credit Facility”). Effective as of February 7, 2019, the Company terminated in full the commitments under the 2018 Revolving Credit Facility. At the time of such termination, no borrowings were outstanding under the 2018 Revolving Credit Facility.
In connection with the Recapitalization, the Company entered into Amendment No. 1 (the “Senior Credit Agreement Amendment”) to the Senior Credit Agreement (the Senior Credit Agreement, as amended by the Senior Credit Agreement Amendment, the “Amended Senior Credit Agreement”). In accordance with the Amended Senior Credit Agreement, indebtedness outstanding under the 2018 Term Loan will be payable in accordance with the provisions of the Cash Sweep described in Note 3. The 2018 Term Loan matures April 10, 2023. The maturity date of the 2018 Term Loan may be extended pursuant to the terms of the Amended Senior Credit Agreement.
In connection with the Recapitalization and the Senior Credit Agreement Amendment, the Company repaid $100.0 million of amounts outstanding under the 2018 Term Loan. In accordance with the Cash Sweep, the Company repaid an additional $20.0 million during the first quarter of 2019, and an additional $25.0 million on May 8, 2019.
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
The obligations under the Amended Senior Credit Agreement are guaranteed by the Oz Operating Partnerships and are secured by a lien on substantially all of the Oz Operating Partnerships’ assets, subject to certain exclusions.
The Amended Senior Credit Agreement contains two financial maintenance covenants. The first financial maintenance covenant states that the Company’s total fee-paying assets under management as of the last day of any fiscal quarter must be greater than $20.0 billion, and the second states that the total net leverage ratio (as defined in the Amended Senior Credit Agreement, which excludes the Debt Securities) as of the last day of any fiscal quarter must be less than (i) 3.00 to 1.00, or (ii) following the third anniversary of the Closing Date, 2.50 to 1.00. As of March 31, 2019, the Company was in compliance with the financial maintenance covenants.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

The Amended Senior Credit Agreement requires compliance with the provisions of the Implementing Agreements that impose restrictions on distributions, including certain tax distributions, during the Distribution Holiday, requiring prepayment of loans under the Amended Senior Credit Agreement with excess cash above a certain threshold, and restricting the incurrence of indebtedness for borrowed money and certain liens, in each case subject to exceptions set forth in the Implementing Agreements.
In the event the Amended Senior Credit Agreement remains outstanding at that time, the Amended Senior Credit Facility allows for the issuance of an additional $200.0 million of incremental Debt Securities in exchange for the remaining Preferred Units on or after March 31, 2022. The Amended Senior Credit Agreement also allows restricted payments for preferred dividends of up to $12.0 million per year.
The Amended Senior Credit Agreement contains customary events of default. If an event of default under the Amended Senior Credit Agreement occurs and is continuing, then, at the request (or with the consent) of the lenders holding a majority of the commitments and loans, upon notice by the administrative agent to the Senior Credit Agreement Borrower, the obligations under the Amended Senior Credit Agreement shall become immediately due and payable. In addition, if the Senior Credit Agreement Borrower or any of its material subsidiaries becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Amended Senior Credit Agreement will automatically become immediately due and payable.
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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs, which investments had fair values of $89.4 million and $112.8 million as of March 31, 2019 and December 31, 2018, respectively.
Carrying amounts presented in the table below are net of discounts, if any, and unamortized deferred financing costs. The maturity date for each CLO Investments Loan is the earlier of the final maturity date presented in the table below or the date at which the Company no longer holds a risk retention investment in the respective CLO.

Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			March 2019	December 2018

			(dollars in thousands)
November 28, 2016	EURIBOR plus 2.23%	December 15, 2023	$16,875	$17,235
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	17,229	17,224
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,676	21,674
September 14, 2017	EURIBOR plus 2.21%	September 14, 2024	18,224	18,614
February 21, 2018	LIBOR plus 1.27%	February 21, 2019	—	21,060
			$74,004	$95,807
9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
On May 29, 2018, the Company, entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Subject to

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of March 31, 2019, €44.7 million of the CLO Financing Facility remained available.
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
The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to counterparties related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of March 31, 2019	$61,437	$—	$61,437	$61,437	$—
As of December 31, 2018	$62,801	$—	$62,801	$62,186	$615
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of March 31, 2019	$—	$—	$—	$61,437	$61,437
As of December 31, 2018	$—	$—	$—	$62,801	$62,801

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

10. PREFERRED UNITS
2016 Preferred Units
Pursuant to a securities purchase agreement, dated September 29, 2016 (the “Purchase Agreement”), certain of the Company’s executive managing directors, including Daniel S. Och (the “EMD Purchasers”), agreed to purchase up to a total of $400.0 million of 2016 Preferred Units, all of which remained issued an outstanding as of December 31, 2018.
2019 Preferred Units
Pursuant to the 2019 Preferred Unit Designations, the Oz Operating Partnerships issued 2019 Preferred Units with an aggregate liquidation preference of $200.0 million, in exchange for $200.0 million of the 2016 Preferred Units. Other than following the occurrence of a Discount Termination Event (as defined in the 2019 Preferred Unit Designations), the Oz Operating Partnerships will have the option to redeem the 2019 Preferred Units at a 25% discount until March 31, 2021, and then at a 10% discount at any time between April 1, 2021 and March 30, 2022. Any mandatory payments as a result of the Cash Sweep will be entitled to the same discount. To the extent that the 2019 Preferred Units are not repaid in full prior to March 31, 2022, at the option of the holder thereof, all or any portion of the 2019 Preferred Units will be converted into Debt Securities in an aggregate principal amount equal to the Liquidation Value (as defined below) of such 2019 Preferred Units, with such Debt Securities having the same terms as the existing $200.0 million of Debt Securities.
Pursuant to the New Preferred Unit Designations, distributions on the 2019 Preferred Units will be payable on the liquidation preference amount on a cumulative basis at an initial distribution rate of 0% per annum until February 19, 2020 (the “Step Up Date”), after which the distribution rate will increase in stages thereafter to a maximum of 10% per annum on and after the eighth anniversary of the Step Up Date. In addition, following the occurrence of a change of control event, the Oz Operating Partnerships will redeem the 2019 Preferred Units at a redemption price equal to the liquidation preference plus all accumulated but unpaid distributions (collectively, the “Liquidation Value”). If the Oz Operating Partnerships fail to redeem all of the outstanding 2019 Preferred Units after such change of control event, the distribution rate will increase by 7% per annum, beginning on the 31st day following such event. Pursuant to the 2019 Preferred Unit Designations, the Oz Operating Partnerships will not be required to effect such redemption until the earlier of (i) the date that is 20 days following such change of control event and (ii) the payment in full of all loans and other obligations and the termination of all commitments under the 2018 Term Loan.
From and after March 31, 2022, if the amounts that were distributed to partners of the Oz Operating Partnerships in respect of their equity interests in the Oz Operating Partnerships (other than amounts distributed in respect of tax distributions or certain other distributions) or used for repurchase of units by such entities (or which were available but not used for such purposes) for the immediately preceding fiscal year were in excess of $100.0 million in the aggregate, then an amount equal to 20% of such excess shall be used to redeem the 2019 Preferred Units on a pro rata basis at a redemption price equal to the Liquidation Value. Furthermore, if the average closing price of the Company’s Class A Shares exceeds $150.00 per share for the previous 20 trading days from and after the Recapitalization Closing, the Oz Operating Partnerships have agreed to use their reasonable best efforts to redeem all of the outstanding 2019 Preferred Units as promptly as practicable. If such event occurs prior to the maturity date of the 2018 Term Loan and all obligations under the 2018 Term Loan have not been prepaid in accordance with the terms thereof, the Company has agreed to use its reasonable best efforts to obtain consents from its lenders in order to redeem the 2019 Preferred Units as promptly as practicable.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

11. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	March 31, 2019	December 31, 2018

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$54,257	$54,257
Computer hardware and software	45,836	48,178
Furniture, fixtures and equipment	8,373	8,373
Accumulated depreciation and amortization	(69,058)	(67,558)
Fixed assets, net	39,408	43,250
Goodwill	22,691	22,691
Prepaid expenses	17,055	11,629
Other	6,365	4,833
Total Other Assets, Net	$85,519	$82,403
12. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	March 31, 2019	December 31, 2018

	(dollars in thousands)
Accrued expenses	$20,722	$27,683
Unused trade commissions	8,649	8,615
Uncertain tax positions	7,000	7,000
Deferred rent credit	—	6,231
Trades payable	—	4,978
Other	7,059	9,096
Total Other Liabilities	$43,430	$63,603

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

13. REVENUES
The following table presents management fees and incentive income recognized as revenues for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$34,381	$14,984	$44,406	$11,832
Credit
Opportunistic credit funds	10,435	30,920	11,107	34,235
Institutional Credit Strategies	13,723	—	11,193	—
Real estate funds	4,832	7,294	4,764	4,767
Other	252	—	980	—
Total	$63,623	$53,198	$72,450	$50,834
A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, for which incentive income has not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. The following table presents the activity in the Company’s unearned incentive income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Beginning of Period	$61,397	$143,710
Effects of adoption of ASU 2014-09	—	(99,422)
Amounts collected during the period	7,832	15,565
Amounts recognized during the period	(5,460)	(4,635)
End of Period	$63,769	$55,218
The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.
The following table presents the composition of the Company’s income and fees receivable as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

	(dollars in thousands)
Management fees	$22,977	$20,368
Incentive income	50,466	62,475
Income and Fees Receivable	$73,443	$82,843

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

14. EQUITY-BASED COMPENSATION EXPENSES
The Company grants equity-based compensation in the form of RSUs, PSUs, Group A Units, Group E Units and Group P Units to its executive managing directors, employees and the independent members of the Board under the terms of the 2007 Equity Incentive Plan and the 2013 Incentive Plan.
The following table presents information regarding the impact of equity-based compensation grants on the Company’s consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Expense recorded within compensation and benefits	$37,223	$22,171
Corresponding tax benefit	$1,936	$1,726
The following tables present activity related to the Company’s unvested equity awards for the three months ended March 31, 2019:

	Equity-Classified RSUs		Liability-Classified RSUs		PSUs
	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested PSUs	Weighted-Average Grant-Date Fair Value
December 31, 2018	3,784,536	$30.00	433,133	$66.75	1,000,000	$11.82
Granted	1,334,766	$12.98	47,933	$13.45	—	$—
Vested	(610,372)	$20.70	—	$—	—	$—
Canceled or forfeited	(65,532)	$25.36	—	$—	—	$—
March 31, 2019	4,443,398	$26.34	481,066	$61.45	1,000,000	$11.82

	Group A Units		Group E Units		Group P Units
	Unvested Group A Units	Weighted-Average Grant-Date Fair Value	Unvested Group E Units	Weighted-Average Grant-Date Fair Value	Unvested Group P Units	Weighted-Average Grant-Date Fair Value
December 31, 2018	74,962	$105.26	—	$—	3,660,000	$12.46
Granted	—	$—	13,542,440	$8.22	—	$—
Vested	—	$—	(1,173,671)	$8.12	(200,000)	$5.42
Canceled or forfeited	(26,421)	$105.26	—	$—	(250,000)	$12.46
March 31, 2019	48,541	$105.26	12,368,769	$8.23	3,210,000	$12.46
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

rata basis. No compensation expense is recognized related to these dividend equivalents. Delivery of dividend equivalents on outstanding RSUs is contingent upon the vesting of the underlying RSUs.
As a result of the Recapitalization, the Company modified certain RSUs awards provided to certain executive managing directors to cap the cumulative distributions that the RSUs would be entitled to receive during the Distribution Holiday. As the resulting fair value of the RSU awards was lower than the original grant fair value, the Company continues to recognize the compensation expense that would have been previously recognized prior to the modification.
As of March 31, 2019, total unrecognized compensation expense related to equity-classified awards totaled $91.4 million with a weighted-average amortization period of 2.7 years. As of March 31, 2019, total unrecognized compensation expense related to liability-classified awards totaled $27.9 million with a weighted-average amortization period of 3.7 years.
The following table presents information related to the settlement of RSUs:

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Fair value of RSUs settled in Class A Shares	$7,420	$3,845
Fair value of RSUs settled in cash	$—	$276
Fair value of RSUs withheld to satisfy tax withholding obligations	$246	$1,327
Number of RSUs withheld to satisfy tax withholding obligations	20,193	94,583
PSUs
As of March 31, 2019, total unrecognized compensation expense related to these units totaled $7.4 million with a weighted-average amortization period of 1.9 years. See the Company’s Annual Report for additional information regarding the PSUs.
Group A Units
As of March 31, 2019, total unrecognized compensation expense related to the Group A Units totaled $2.7 million with a weighted-average amortization period of 1.0 years. See the Company’s Annual Report for additional information regarding the Group A Units.
Group E Units
As a part of the Recapitalization described in Note 3, in the three months ended March 31, 2019, the Company granted Group E Units. The Group E Units are not entitled to participate in distributions during the Distribution Holiday. The right of the Group E Units to participate in distributions is considered a performance condition that does not affect vesting. The Company is required to recognize compensation cost based on the grant date fair value of Group E Units where the performance condition is probable of being met. The fair value of the Group E Units was calculated using the price of the Company’s Class A Shares at the date of grant, adjusted to reflect that Group E Units are not entitled to participate in distributions during the Distribution Holiday and for post-vesting transfer restrictions. As of March 31, 2019, total unrecognized compensation expense related to these units totaled $93.6 million with a weighted-average amortization period of 2.3 years. Expense for the Group E Units is recognized on an accelerated basis (i.e., each tranche will be recognized over its respective service period), as the value of the award is dependent at least in part on a performance condition.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

Group P Units
As of March 31, 2019, total unrecognized compensation expense related to the Group P Units totaled $16.8 million with a weighted-average amortization period of 1.6 years. See the Company’s Annual Report for additional information regarding the Group P Units.
15. INCOME TAXES
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
The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended March 31,
	2019	2018
Statutory U.S. federal income tax rate	21.00%	21.00%
Income passed through to noncontrolling interests	-38.43%	-13.13%
Nondeductible transaction costs	-37.08%	—%
Tax effects of income recorded to equity in connection with the Recapitalization	28.96%	—%
Foreign income taxes	-18.71%	2.98%
RSU excess deferred income tax write-off	-18.52%	1.82%
State and local income taxes	-13.64%	3.33%
Income not subject to entity level tax	7.82%	2.93%
Other, net	8.08%	0.18%
Effective Income Tax Rate	-60.52%	19.11%
In accordance with GAAP, the Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets.
As of March 31, 2019 and December 31, 2018, the Company had a liability for unrecognized tax benefits of $7.0 million. As of and for the three months ended March 31, 2019, the Company did not accrue interest or penalties related to uncertain tax positions. As of March 31, 2019, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.2 million as of March 31, 2019.
The Registrant changed its tax classification from a partnership to a corporation effective April 1, 2019 and subsequently converted from a Delaware limited liability company into a Delaware corporation effective May 9, 2019.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

16. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Professional services	$14,960	$13,471
Occupancy and equipment	7,584	6,465
Information processing and communications	5,362	6,794
Recurring placement and related service fees	3,342	4,349
Insurance	2,152	1,852
Business development	1,098	1,090
Foreign exchange losses and (gains)	48	1,083
Other expenses	3,242	2,746
Total General, Administrative and Other	$37,788	$37,850
17. EARNINGS PER CLASS A SHARE
Basic earnings per Class A Share is computed by dividing the net income attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended March 31, 2019 and 2018, the Company included 184,254 and 184,132 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted earnings per Class A Share.
When calculating dilutive earnings per Class A Share, the Company applies the treasury stock method to unvested RSUs and the if-converted method to vested Group A Units and Group E Units. The Company applies the treasury stock method to unvested Group A Units and Group E Units and the if-converted method on the resulting number of units that would be issued.
The Company did not include the Group P Units or PSUs in the calculations of dilutive earnings per Class A Share, as the applicable market performance conditions have not yet been met as of March 31, 2019.
The following tables present the computation of basic and diluted earnings per Class A Share:

Three Months Ended March 31, 2019	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$37,083	20,475,359	$1.81
Effect of dilutive securities:
Group A Units	—	—		20,039,945
Group E Units	—	1,016,611		—
RSUs	—	—		4,606,223
Diluted	$37,083	21,491,970	$1.73

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

Three Months Ended March 31, 2018	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$3,490	19,223,092	$0.18
Effect of dilutive securities:
Group A Units	4,776	26,455,615		—
RSUs	—	—		3,475,715
Diluted	$8,266	45,678,707	$0.18
18. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to the Company’s executive managing directors under the tax receivable agreement, as discussed further in Note 19. The Company made no payments under the tax receivable agreement in the three months ended March 31, 2019 and 2018.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
As of March 31, 2019 and 2018, respectively, approximately $1.4 billion and $2.6 billion of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of March 31, 2019 and 2018, approximately 21% and 74%, of these assets under management were not charged management fees and were not subject to an incentive income calculation.
The following table presents management fees and incentive income charged on investments held by related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$2,725	$2,082
Incentive income	$1,561	$1,264

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

Other
In relation to the Recapitalization described in Note 3, the Company paid for Mr. Och’s expenses incurred in connection with these transactions in the amount of $5.0 million, of which $4.5 million had been incurred in the fourth quarter of 2018, and the remainder was incurred in the first quarter of 2019. In addition, the Company will pay for reasonable expenses, if any, incurred by holders of the 2019 Preferred Units in connection with protecting the interests or enforcing the rights of such securities. See Note 10 for additional details.
19. COMMITMENTS AND CONTINGENCIES
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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Oz Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of March 31, 2019, the estimated future payment under the tax receivable agreement was $277.8 million, which is recorded in due to related parties on the consolidated balance sheets.
In connection with the Recapitalization, the Company amended the tax receivable agreement. See Note 21 for additional information.
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
On May 5, 2014, a purported class of shareholders filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York (Menaldi v. Och-Ziff Capital Mgmt., et al.). The amended complaint asserted claims under the Securities Exchange Act of 1934 on behalf of all purchasers of Company securities from February 9, 2012 to August 22, 2014. Daniel Och, Joel Frank and Michael Cohen were also named as defendants. On March 16, 2015, all defendants moved to

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

dismiss the amended complaint. On February 17, 2016, the court entered an order granting in part the motion to dismiss filed by the Company and Messrs. Och and Frank and dismissing Mr. Cohen from the action. On March 23, 2016, the Company and Messrs. Och and Frank filed their answer to the amended complaint. On November 18, 2016, plaintiffs filed a second amended complaint asserting claims under the Securities Exchange Act of 1934 on behalf of all purchasers of Company securities from November 18, 2011 to April 11, 2016. The second amended complaint alleged, among other things, breaches of certain disclosure obligations with respect to matters that were under investigation by the SEC and the DOJ, and named the Company and Messrs. Och, Frank and Cohen as defendants. On November 23, 2016, Mr. Cohen objected to being named as a defendant in the second amended complaint on procedural grounds. On December 21, 2016, the court directed the plaintiffs to file a motion for permission to renew their claims against Mr. Cohen. Plaintiffs filed their motion on January 7, 2017. On January 11, 2017, the Company filed a motion to dismiss those portions of the second amended complaint that sought to revive dismissed claims or assert new claims against it, and Messrs. Och and Frank filed motions to dismiss as well. On September 29, 2017, the court granted the Company’s motion to dismiss in its entirety and dismissed plaintiffs’ revived claims and new claims against the Company and Messrs. Och and Frank. The court also dismissed Mr. Cohen from the matter entirely and denied plaintiffs’ request to file a further amended complaint. On September 14, 2017, the court entered an order granting plaintiffs’ motion for class certification. On September 17, 2018, the parties notified the court that they had reached an agreement in principle to settle the matter. On October 2, 2018, the parties’ stipulation of settlement was filed with the court. Under the parties’ stipulation of settlement, the Company agreed to pay $28.8 million in exchange for a full release from plaintiffs and the class members they represent. On October 3, 2018, the court entered an order preliminarily approving the settlement. On December 17, 2018, plaintiffs filed a motion for final approval of the settlement. On January 16, 2019 the court held a hearing for final approval of the settlement and entered an order and judgment approving the settlement in all respects and dismissing the action with prejudice.

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
The Company has unfunded capital commitments of $33.6 million to certain funds it manages. It expects to fund these commitments over the next three years. In addition, certain related parties of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $69.5 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

20. SEGMENT INFORMATION
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

•
Non-cash interest expense accretion on Debt Securities issued in exchange for 2016 Preferred Units in connection with the Recapitalization. Upon exchange, Debt Securities were recognized at fair value and are being accreted to par value over time through interest expense for GAAP; however, management does not consider this interest accretion to be reflective of the operating performance of the Company.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

Segment Operating Results

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Oz Funds:
Economic Income Revenues	$105,064	$113,647
Economic Income	$33,290	$51,275
Real Estate:
Economic Income Revenues	$11,918	$9,399
Economic Income	$4,487	$1,467
Total Company:
Economic Income Revenues	$116,982	$123,046
Economic Income	$37,777	$52,742
Reconciliation of Segment Revenues to Consolidated Revenues

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Total consolidated revenues	$123,194	$128,410
Adjustment to management fees(1)	(3,608)	(4,741)
Adjustment to other revenues(2)	—	(39)
Income of consolidated funds	(2,604)	(584)
Total Segment Revenues	$116,982	$123,046
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

(2)	Adjustment to exclude realized gains on sale of fixed assets.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2019

Reconciliation of Segment Economic Income to Net Income Attributable to Class A Shareholders

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Net Income Attributable to Class A Shareholders	$37,083	$3,490
Change in redemption value of Preferred Units	(44,364)	—
Net (Loss) Income Allocated to Och-Ziff Capital Management Group Inc.	(7,281)	3,490
Net (loss) income allocated to Group A Units	(7,369)	8,370
Equity-based compensation, net of RSUs settled in cash	37,223	21,895
Adjustment to recognize deferred cash compensation in the period of grant	2,568	12,783
Recapitalization-related non-cash interest expense accretion	2,311	—
Income taxes	3,386	3,012
Net losses on early retirement of debt	5,458	—
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	2,377	(162)
Depreciation, amortization and net gains and losses on fixed assets	2,411	2,372
Other adjustments	(3,307)	982
Economic Income	$37,777	$52,742
21. SUBSEQUENT EVENTS
Dividend
On May 9, 2019, the Company announced a cash dividend of $0.37 per Class A Share. The dividend is payable on May 28, 2019, to holders of record as of the close of business on May 20, 2019.

Amendment to Tax Receivable Agreement
In connection with the Recapitalization, the Company amended the tax receivable agreement, which provides that, conditioned on the Company electing to be classified as, or converting into, a corporation for U.S. tax purposes during 2019, Mr. Och and the other recipients of payments under the tax receivable agreement will not be due any payments in respect of the 2017 tax year and will be due partial payments (based on comparing taxable income and Economic Income) in respect of the 2018 tax year, and the percentage of cash savings required to be paid with respect to the 2019 tax year and thereafter, as well as with respect to cash savings from subsequent exchanges of units, will be reduced from 85% to 75%. The amendment to the tax receivable agreement was effective on April 1, 2019, the date on which the Registrant changed its tax classification from a partnership to a corporation. Accordingly, the Company will reflect the impact of the amendment in its financial statement in the second quarter of 2019.

Changes in Tax Status and Legal Structure
The Registrant changed its tax classification from a partnership to a corporation effective April 1, 2019, and subsequently converted from a Delaware limited liability company into a Delaware corporation effective May 9, 2019.

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
Overview
Recapitalization
As discussed in Note 3, on February 7, 2019, we completed the Recapitalization, which included a series of transactions that involved the reallocation of certain ownership interests in the Oz Operating Group to existing members of senior management, a “Distribution Holiday” on interests held by active and former executive managing directors, an amendment to the tax receivable agreement, a “Cash Sweep” to pay down the 2018 Term Loan and 2019 Preferred Units, and various other related transactions..
As part of the Recapitalization, we restructured the previously outstanding $400.0 million of 2016 Preferred Units into $200.0 million of 2019 Preferred Units and $200.0 million of Debt Securities. Additionally, we repaid $100.0 million of the debt outstanding under the 2018 Term Loan and terminated the $100.0 million of undrawn commitments under the 2018 Revolving Credit Facility. In accordance with the Cash Sweep, we also repaid an additional $20.0 million during the first quarter of 2019, and an additional $25.0 million on May 8, 2019. See Note 8 for additional details.
Reverse Share Split
In January 2019, we completed the 1-for-10 Reverse Share Split. Corresponding adjustments were made to the Group A Units, Group B Units, Group D Units, Group P Units and PSIs. All prior period share, unit, per share and per unit amounts have been restated to give retroactive effect to the Reverse Share Split.
Corporate Classification Change
The Registrant changed its tax classification from a partnership to a corporation effective April 1, 2019 (the “Corporate Classification Change”), and subsequently converted from a Delaware limited liability company into a Delaware corporation effective May 9, 2019.
Effects of Adoption of Lease Accounting Standard
The Company adopted ASU No. 2016-02, Leases (Topic 842), as amended, as of January 1, 2019 (“ASC 842”). The Company applied ASC 842 to lease arrangements outstanding as of the date of adoption. Adoption of ASC 842 resulted in the recognition of $126.0 million and $135.9 million of operating lease assets and liabilities, respectively, with the net of these amounts offsetting the deferred rent credit liability in existence immediately prior to adoption.
Overview of Our Financial Results
We reported GAAP net income attributable to class A shareholders of $37.1 million for the first quarter of 2019, compared to income of $3.5 million for the first quarter of 2018. The increase in net income attributable to Class A Shareholders for the first quarter of 2019 compared to the first quarter of 2018 was primarily due to an adjustment to the redemption value of Preferred Units recognized during the first quarter of 2019 in connection with the Recapitalization. Partially offsetting this increase were higher compensation and benefits, primarily due to the Recapitalization-related equity-based compensation grants. Management fees were also lower, primarily due to lower assets under management in multi-strategy funds, partially offset by higher assets under management in Institutional Credit Strategies.
Economic Income was $37.8 million for the first quarter of 2019, compared to $52.7 million in 2018. The year-over-year decline was primarily due to higher bonus expense as a result of reversals of deferred cash compensation due to forfeitures in the first quarter of 2018. Also contributing to the decline were lower management fees, primarily due to lower assets under management in multi-strategy funds, partially offset by higher assets under management in Institutional Credit Strategies.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $32.3 billion as of March 31, 2019. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $20.4 billion, comprising 63% of our total assets under management as of March 31, 2019. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $22.0 billion, comprising 68% of assets under management as of March 31, 2019.
Assets under management in our multi-strategy funds totaled $10.3 billion as of March 31, 2019, decreasing $3.0 billion, or 23%, year-over-year. This change was driven by net capital outflows of $2.7 billion, primarily in the Oz Master Fund, our largest multi-strategy fund, and performance-related appreciation of $270.0 million. Also contributing to the decrease was $568.4 million of distributions to investors in certain smaller funds that we have decided to close.
Oz Master Fund generated a gross return of 9.5% and a net return of 7.9% year-to-date through March 31, 2019. Oz Master Fund delivered positive returns across all major strategies in the quarter with performance driven primarily by global equities, corporate credit and merger arbitrage. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the Oz Master Fund.
Assets under management in our dedicated credit products totaled $19.2 billion as of March 31, 2019, increasing $2.6 billion, or 15%, year-over-year. This change was driven by capital net inflows of $2.8 billion and performance-related appreciation of $125.4 million, partially offset by $383.0 million of distributions and other reductions primarily in our closed-end opportunistic credit funds.
Assets under management in our opportunistic credit funds totaled $5.8 billion as of March 31, 2019, decreasing $362.1 million, or 7%, year-over-year. This change was driven by $243.1 million of performance-related appreciation and $200.9 million of net inflows, partially offset by $81.8 million of distributions in our closed-end opportunistic credit funds.
Oz Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 3.2% and a net return of 2.3% year-to-date through March 31, 2019. Performance was broad-based with gains across both the corporate and structured credit strategies, and geographies. Assets under management for the fund were $1.7 billion as of March 31, 2019.
Assets under management in Institutional Credit Strategies totaled $13.4 billion as of March 31, 2019, increasing $2.2 billion, or 20%, year-over-year. The increase was driven primarily by the closing of additional CLOs and an aircraft securitization.
Assets under management in our real estate funds totaled $2.7 billion as of March 31, 2019, increasing $181.0 million, or 7%, year-over-year. Since inception through March 31, 2019, the gross internal rate of return (“IRR”) was 32.9% and 21.5% net for Och-Ziff Real Estate Fund II (for which the investment period ended in 2014), and 25.4% gross and 16.0% net for Och-Ziff Real Estate Fund I (for which the investment period ended in 2010).
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
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of March 31, 2019, approximately 5% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 21% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Three Months Ended March 31, 2019
	December 31, 2018	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	March 31, 2019

	(dollars in thousands)
Multi-strategy funds	$10,420,858	$(886,353)	$(21,278)	$779,324	$10,292,551
Credit
Opportunistic credit funds	5,751,411	(63,530)	(26,972)	126,209	5,787,118
Institutional Credit Strategies	13,491,734	13,506	(107,147)	(32,450)	13,365,643
Real estate funds	2,577,040	75,470	—	(22)	2,652,488
Other	286,635	(62,868)	—	379	224,146
Total	$32,527,678	$(923,775)	$(155,397)	$873,440	$32,321,946

	Three Months Ended March 31, 2018
	December 31, 2017	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	March 31, 2018

	(dollars in thousands)
Multi-strategy funds	$13,695,040	$(551,670)	$(103,968)	$285,828	$13,325,230
Credit
Opportunistic credit funds	5,513,618	(98,840)	(115,985)	126,198	5,424,991
Institutional Credit Strategies	10,136,991	1,031,630	—	7,485	11,176,106
Real estate funds	2,495,190	—	(23,676)	(16)	2,471,498
Other	587,723	(570)	(154,171)	5,752	438,734
Total	$32,428,562	$380,550	$(397,800)	$425,247	$32,836,559
In the three months ended March 31, 2019, our funds experienced performance-related appreciation of $873.4 million and net outflows of $923.8 million. The net outflows were comprised of $240.4 million of gross inflows and $1.2 billion of gross outflows due to redemptions, primarily in our multi-strategy funds. In 2019, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from fund-of-funds, related parties and family offices and individuals, while related parties were the largest sources of gross outflows. The net outflows include approximately $558.1 million of redemptions to former executive managing directors, the majority of which were driven by the anticipated Liquidity Redemption discussed in Note 3. Since March 31, 2019, estimated assets under management increased to $32.4 billion as of May 1, 2019, which includes approximately $335.0 million of affiliate redemptions, the majority of which relates to the Liquidity Redemption.
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

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Weighted-average assets under management	$31,588,371	$32,347,863
Average management fee rates	0.77%	0.85%
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
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 0.97% to 2.25% annually of assets under management. For the first quarter of 2019, our multi-strategy funds had an average management fee rate of 1.32%.
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

	Assets Under Management as of March 31,		Returns for the Three Months Ended March 31,				Annualized Returns Since Inception Through March 31, 2019
			2019		2018
	2019	2018	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Oz Master Fund(1)	$9,191,339	$11,241,001	9.5%	7.9%	3.0%	2.1%	16.3%	(1)	11.4%	(1)
Oz Enhanced Master Fund	886,834	642,820	15.0%	12.7%	5.1%	3.8%	14.0%		9.5%
Other funds	214,378	1,441,409	n/m	n/m	n/m	n/m	n/m		n/m
	$10,292,551	$13,325,230
_______________
n/m not meaningful

(1)
The annualized returns since inception are those of the Oz Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Oz Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Oz Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Oz Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of March 31, 2019, the gross and net annualized returns since the Oz Master Fund’s inception on January 1, 1998 were 12.7% and 8.6%, respectively.

The $3.0 billion, or 23%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $2.7 billion, primarily from the Oz Master Fund, our largest multi-strategy fund, and distributions of $21.3 million in certain other multi-strategy funds that we have decided to close, and performance-related appreciation of $270.0 million. In 2019, the largest sources of gross outflows from our multi-strategy funds were attributable to pensions and related parties.
For the first quarter of 2019, the Oz Master Fund generated a gross return of 9.5% and a net return of 7.9%. Oz Master Fund delivered positive returns across all major strategies in the quarter with performance driven primarily by global equities, corporate credit and merger arbitrage.
For the first quarter of 2018, the Oz Master Fund generated a gross return of 3.0% and a net return of 2.1%. Oz Master Fund's return was broad based, with positive performance for the quarter in all of its major strategies.

Credit

	Assets Under Management as of March 31,
	2019	2018

	(dollars in thousands)
Opportunistic credit funds	$5,787,118	$5,424,991
Institutional Credit Strategies	13,365,643	11,176,106
	$19,152,761	$16,601,097
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.50% to 1.75% annually of the net asset value of these funds. For the first quarter of 2019, our opportunistic credit funds had an average management fee rate of 0.74%.
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

	Assets Under Management as of March 31,		Returns for the Three Months Ended March 31,				Annualized Returns Since Inception Through March 31, 2019
	2019	2018	2019		2018
			Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Oz Credit Opportunities Master Fund	$1,726,050	$1,723,981	3.2%	2.3%	4.2%	2.8%	16.2%	11.8%
Customized Credit Focused Platform	3,207,350	3,031,073	4.8%	3.6%	2.9%	2.3%	17.9%	13.5%
Closed-end opportunistic credit funds	447,976	220,228	See below for return information on our closed-end opportunistic credit funds.
Other funds	405,742	449,709	n/m	n/m	n/m	n/m	n/m	n/m
	$5,787,118	$5,424,991
_______________
n/m not meaningful
Assets under management in our opportunistic credit funds increased by $362.1 million, or 7%, year-over-year. This change was driven by $243.1 million of performance-related appreciation and $200.9 million of net inflows, partially offset by $81.8 million of distributions in our closed-end opportunistic credit funds.

For the first quarter of 2019, the Oz Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 3.2% and a net return of 2.3%. Performance was broad-based with gains across both the corporate and structured credit strategies, and geographies.
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

	Assets Under Management as of March 31,		Inception to Date as of March 31, 2019
					IRR
	2019	2018	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Oz European Credit Opportunities Fund (2012-2015)	$1,455	$47,137	$459,600	$305,487	15.7%	11.8%	1.5x
Oz Structured Products Domestic Fund II (2011-2014)	61,966	79,729	326,850	326,850	19.8%	15.7%	2.1x
Oz Structured Products Offshore Fund II (2011-2014)	64,360	81,920	304,531	304,531	17.3%	13.6%	1.9x
Oz Structured Products Offshore Fund I (2010-2013)	6,095	5,906	155,098	155,098	23.9%	19.1%	2.1x
Oz Structured Products Domestic Fund I (2010-2013)	5,350	5,358	99,986	99,986	22.7%	18.1%	2.0x
Other funds	308,750	178	309,000	—	n/m	n/m	n/m
	$447,976	$220,228	$1,655,065	$1,191,952
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of March 31, 2019, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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
Assets under management for Institutional Credit Strategies, which are primarily comprised of our CLOs, are generally based on the par value of the collateral and cash held in the CLOs. However, assets under management are reduced for any investments in our CLOs held by our other funds in order to avoid double counting these assets. Management fees for Institutional Credit Strategies, which includes our CLOs and aircraft securitization vehicles, generally range from 0.35% to 0.50% annually of assets under management. For the first quarter of 2019, Institutional Credit Strategies had an average management fee rate of 0.47% gross of rebates on cross-investments from other funds we manage (0.40% net of such rebates).
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

The OZLM CLOs presented below are our U.S. CLOs, whereas the OZLME CLOs are our European CLOs.

			Assets Under Management as of March 31,
	Initial Closing Date (Most Recent Refinance Date)	Deal Size	2019	2018

		(dollars in thousands)
CLOs
OZLM I	July 19, 2012 (July 24, 2017)	$523,550	$496,427	$496,487
OZLM II	November 1, 2012 (August 29, 2018)	567,100	508,375	508,455
OZLM III	February 20, 2013 (December 15, 2016)	653,250	608,231	608,049
OZLM IV	June 27, 2013 (September 15, 2017)	615,500	539,329	539,700
OZLM VI	April 16, 2014 (April 17, 2018)	621,250	596,133	594,833
OZLM VII	June 26, 2014 (July 17, 2018)	636,775	596,434	792,305
OZLM VIII	September 9, 2014 (November 15, 2018)	622,250	597,424	594,514
OZLM IX	December 22, 2014 (November 8, 2018)	510,208	500,402	498,466
OZLM XI	March 12, 2015 (August 18, 2017)	541,532	515,929	515,451
OZLM XII	May 28, 2015 (September 18, 2018)	565,650	548,622	548,126
OZLM XIII	August 6, 2015 (September 18, 2018)	511,600	494,476	494,344
OZLM XIV	December 21, 2015 (June 4, 2018)	507,420	501,227	501,066
OZLM XV	December 20, 2016	409,250	395,554	395,663
OZLME I	December 15, 2016	430,490	447,109	489,818
OZLM XVI	June 8, 2017	410,250	399,788	400,689
OZLM XVII	August 3, 2017	512,000	498,023	497,707
OZLME II	September 14, 2017	494,708	444,332	488,048
OZLM XIX	November 21, 2017	610,800	600,513	599,644
OZLM XXI	January 26, 2018	510,600	500,572	500,620
OZLME III	January 31, 2018	509,118	447,224	491,386
OZLM XXII	February 22, 2018	509,200	463,697	466,905
OZLM XVIII	April 4, 2018	508,000	498,705	—
OZLM XX	May 11, 2018	464,150	446,937	—
OZLME IV	August 1, 2018	479,385	449,838	—
OZLME V	December 11, 2018	471,987	449,974	—
		13,196,023	12,545,275	11,022,276
STARR 2018-1	June 27, 2018	696,000	573,084	—
Other funds	n/a	n/a	247,284	153,830
		$13,892,023	$13,365,643	$11,176,106
Assets under management in Institutional Credit Strategies totaled $13.4 billion as of March 31, 2019, increasing $2.2 billion, or 20%, year-over-year. The year-over-year increase in assets under management in Institutional Credit Strategies was driven primarily by the closing of additional CLOs and an aircraft securitization. In June 2018, in partnership with GE Capital Aviation Services, we closed a $696.0 million aircraft securitization, STARR 2018-1, where we serve as the asset manager.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.

Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.75% to 1.50% annually of assets under management; however, management fees for Och-Ziff Real Estate Credit Fund I are based on invested capital. For the first quarter of 2019, our real estate funds had an average management fee rate of 0.74%.
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

	Assets Under Management as of March 31,
	2019	2018

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$13,578	$13,402
Och-Ziff Real Estate Fund II	100,904	152,257
Och-Ziff Real Estate Fund III	1,483,435	1,461,547
Och-Ziff Real Estate Credit Fund I	725,200	697,647
Other funds	329,371	146,645
	$2,652,488	$2,471,498

	Inception to Date as of March 31, 2019
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$386,298	$836,259	25.4%	16.0%	2.2x	$372,720	$836,306	26.8%	2.2x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	762,588	1,512,869	32.9%	21.5%	2.0x	718,888	1,430,768	33.1%	2.0x
Och-Ziff Real Estate Fund III (2014-2019)	1,500,000	968,036	1,528,878	31.4%	21.1%	1.6x	526,695	983,442	37.7%	1.9x
Och-Ziff Real Estate Credit Fund I(8) (2015-2020)	736,225	143,346	178,753	n/m	n/m	n/m	54,186	68,106	n/m	n/m
Other funds	443,835	222,875	306,412	n/m	n/m	n/m	61,373	111,172	n/m	n/m
	$3,927,649	$2,483,143	$4,363,171				$1,733,862	$3,429,794

	Unrealized Investments as of March 31, 2019
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$13,578	$(47)	0.0x
Och-Ziff Real Estate Fund II (2011-2014)(7)	43,700	82,101	1.9x
Och-Ziff Real Estate Fund III (2014-2019)	441,341	545,436	1.2x
Och-Ziff Real Estate Credit Fund I (2015-2020)(8)	89,160	110,647	n/m
Other funds	161,502	195,240	n/m
	$749,281	$933,377
_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of March 31, 2019. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of March 31, 2019.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of March 31, 2019, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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
Assets under management in our real estate funds increased $181.0 million, or 7%, year-over-year. Our real estate franchise continues to deploy capital and generate strong returns with a 21.1% annualized net return in our current opportunistic fund. We look to continue to grow this business by expanding our product offering and through raising successor funds.
Other
Management fees for these funds range from 1.00% to 1.50% annually of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. For the first quarter of 2019, our other funds had an average management fee rate of 0.42%.
Incentive income for these funds is generally 20% of realized and unrealized annual profits or of cumulative profits attributable to each investor. Incentive income for these funds is subject to hurdle rates generally 3% to 8%.

Longer-Term Assets Under Management
As of March 31, 2019, approximately 63% of our assets under management were subject to initial commitment periods of three years or longer. Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information.

	March 31, 2019
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$414,409	$7,380
Credit
Opportunistic credit funds	3,904,029	152,859
Institutional Credit Strategies	13,194,489	—
Real estate funds	2,652,487	99,622
Other	224,147	—
	$20,389,561	$259,861
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
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. See “—Weighted-Average Assets Under Management and Average Management Fee Rates” for information on our average management fee rate and Note 13 to our consolidated financial statements for additional information regarding management fees.
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
Compensation and benefits also include equity-based compensation expense, which is primarily in the form of RSUs granted to our independent board members, employees and executive managing directors, as well as PSUs and Partner Equity Units granted to executive managing directors.
Prior to 2019, we also issued Group D Units to executive managing directors. Group D Units are not considered equity under GAAP, and therefore no equity-based compensation expense is recognized related to these units when they are granted. Distributions to holders of Group D Units are included within compensation and benefits in the consolidated statements of comprehensive income (loss). Prior to the Distribution Holiday, these distributions were accrued in the quarter in which the related income was earned and were paid out the following quarter at the same time distributions on the Group A Units and dividends on our Class A Shares were paid. A Group D Unit converts into a Group A Unit to the extent it has become economically equivalent to a Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. Upon the conversion of Group D Units into Group A Units in connection with the Recapitalization, we recognized a one-time charge for the grant-date fair value of the vested units and begin to amortize the grant-date fair value of the unvested units over the service period.
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
Deferred Cash Interests (“DCIs”) are also granted to certain employees and executive managing directors as a form of compensation. DCIs reflect notional fund investments made by us on behalf of an employee or executive managing director. DCIs generally vest over a three-year period, subject to an employee’s or executive managing director’s continued service. Upon vesting, we pay the employee or executive managing director an amount in cash equal to the notional investment represented by the DCIs, as adjusted for notional fund performance. Except as otherwise provided in the relevant deferred cash interest plan or in an award agreement, in the event of a termination of the employee’s or executive managing director’s service, any portion of the DCIs that are unvested as of the date of termination will be forfeited.

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
Net Losses on Early Retirement of Debt. Net losses on early retirement of debt consist of net losses realized upon the early retirement of the amounts outstanding under our 2018 Term Loan, Senior Notes and certain CLO Investments Loans. These losses include the write-off of unamortized debt discounts and issuance costs, as well as other fees incurred in connection with the early retirement of debt.
Net Gains on Investments. Net gains on investments primarily consist of net gains and losses on investments in our funds.
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
The Oz Operating Partnerships are partnerships for U.S. federal income tax purposes. The Registrant was a partnership for U.S. federal income tax purposes until the Corporate Classification Change on April 1, 2019. Prior to the Corporate Classification Change, only a portion of the income we earn has been subject to corporate-level income taxes in the United States and foreign jurisdictions. The amount of incentive income we earn in a given year, the resultant flow of revenues and expenses through our legal entity structure, the effect that changes in our Class A Share price may have on the ultimate deduction we are able to take related to the settlement of RSUs, and any changes in future enacted income tax rates may have a significant impact on our income tax provision and effective income tax rate. Following the Corporate Classification Change, generally all of the income the Registrant earns will be subject to corporate-level income taxes in the United States.
Net (Loss) Income Attributable to Noncontrolling Interests
Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of Group A Units. Increases or decreases in net (loss) income attributable to the Group A Units are driven by the earnings of the Oz Operating Group. See Note 4 for additional information regarding our ownership interest in the Oz Operating Group.

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
Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenues

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Management fees	$63,623	$72,450	$(8,827)	-12%
Incentive income	53,198	50,834	2,364	5%
Other revenues	3,769	4,542	(773)	-17%
Income of consolidated funds	2,604	584	2,020	346%
Total Revenues	$123,194	$128,410	$(5,216)	-4%
Total revenues decreased $5.2 million, primarily due to the following:

•
An $8.8 million decrease in management fees, driven primarily by a $10.0 million decrease in management fees from our multi-strategy funds due to lower average assets under management, partially offset by a $2.5 million increase in Institutional Credit Strategies, primarily due to launches of additional CLOs and an aircraft securitization. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rate.

•	A $2.4 million increase in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $2.2 million increase in incentive income from our multi-strategy funds, primarily due to (i) a $4.6 million increase related to fund investor redemptions; and (ii) a $1.0 million increase from longer-term assets under management. These increases were partially offset by (i) a $2.9 million decrease from assets under management subject to a one-year measurement period; and (ii) a $600 thousand decrease in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management.

◦
Opportunistic credit funds. An offsetting $3.3 million decrease in incentive income from our opportunistic credit funds, primarily due to a $14.6 million decrease in incentive from longer-term assets under management. This decrease was partially offset by (i) a $7.8 million increase in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management; and (ii) a $3.6 million increase from assets under management subject to a one-year measurement period.

◦
Real estate funds. A $2.5 million increase in incentive income from our real estate funds, driven primarily by a $4.5 million increase from higher realizations. This increase was partially offset by a $2.0 million decrease in tax distributions.

◦	Other funds. A $1.0 million increase, primarily related to assets under management subject to a one-year measurement period in certain strategy-specific funds.

•
A $773 thousand decrease in other revenues primarily due to lower interest income earned on our investments in CLOs due to a reduction in risk retention investments. This decrease was partially offset by higher interest income earned on cash equivalents.

•	A $2.0 million increase in income of consolidated funds primarily due to higher interest income period-over-period.
Expenses

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Compensation and benefits	$85,715	$68,924	$16,791	24%
Interest expense	6,208	6,598	(390)	-6%
General, administrative and other	37,788	37,850	(62)	0%
Expenses of consolidated funds	55	84	(29)	-35%
Total Expenses	$129,766	$113,456	$16,310	14%
Total expenses increased $16.3 million, primarily due to the following:

•
A $16.8 million increase in compensation and benefits expenses driven by (i) a $15.1 million increase in equity-based compensation expense, primarily driven by the Recapitalization-related equity-based compensation grants; and (ii) a $6.1 million increase in bonus expense due to certain reversals in the prior year period. These increases were partially offset by (i) a $2.9 million decrease in salaries and benefits, as our worldwide headcount decreased to 393 as of March 31, 2019, from 462 as of March 31, 2018; and (ii) a $1.4 million decrease in expenses related to distributions accrued on Group D Units, as no amounts were accrued in the current-year period as there were no Group D Units outstanding at March 31, 2019.

•
An offsetting $390 thousand decrease in interest expense, which was primarily driven by lower average debt outstanding balance, offset by a $2.3 million increase related to non-cash interest expense accretion on Debt Securities issued in exchange for Preferred Units in connection with the Recapitalization. Upon exchange, Debt Securities were recognized at fair value and are being accreted to par value over time through interest expense for GAAP.

•
General, administrative and other expenses remained relatively flat period-over-period. During the first quarter of 2019, we incurred $9.8 million of expenses related to the Recapitalization, which were offset by decreases across various professional services.

Other Income

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Net losses on early retirement of debt	$(5,458)	$—	$(5,458)	NM
Net gains on investments	2,689	312	2,377	NM
Net gains of consolidated funds	3,746	492	3,254	NM
Total Other Income	$977	$804	$173	22%
Total other income increased period-over-period by $173 thousand, driven by net gains on investments, which primarily relates to our CLO risk retention investments, and net gains on investments held by the consolidated funds. These increases were offset by losses recognized on early retirement debt, which primarily relates to the write-off of a portion of the discount and deferred financing costs on our 2018 Term Loan.
Income Taxes

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Income taxes	$3,386	$3,012	$374	12%
For the year to date period, income taxes increased by $374 thousand, primarily due to higher foreign income taxes and write-off of excess deferred income tax assets upon the vesting of RSUs, partially offset by lower profitability. Our effective income tax rate for the three months ended March 31, 2019 was impacted by Recapitalization-related expenses, including Group E Units grants and transaction-related expenses, that are not deductible for tax purposes. Please see Note 15 for additional information on the drivers of our effective income tax rate.
Net (Loss) Income Attributable to Noncontrolling Interests
The following table presents the components of the net (loss) income attributable to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Group A Units	$(7,369)	$8,370	$(15,739)	-188%
Other	135	265	(130)	-49%
Total	$(7,234)	$8,635	$(15,869)	-184%

Redeemable noncontrolling interests	$5,534	$621	$4,913	NM
Net (loss) income allocated to noncontrolling interests decreased by $15.9 million. This period-over-period decrease was driven primarily by amounts attributable to the Group A Units due to lower profitability, the drivers of which are discussed above.

Net Income Attributable to Class A Shareholders

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Net Income Attributable to Class A Shareholders	$37,083	$3,490	$33,593	NM
Net income attributable to Class A Shareholders increased by $33.6 million. The increase in net income attributable to Class A Shareholders for the first quarter of 2019 compared to the first quarter of 2018 was primarily due to an adjustment to the redemption value of Preferred Units recognized during the first quarter of 2019 in connection with the Recapitalization. Partially offsetting this increase were higher compensation and benefits, primarily due to the Recapitalization-related equity-based compensation grants. Management fees were also lower, primarily due to lower assets under management in multi-strategy funds, partially offset by higher assets under management in Institutional Credit Strategies.
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

•
Amounts related to non-cash interest expense accretion on Debt Securities issued in exchange for 2016 Preferred Units in connection with the Recapitalization. Upon exchange, Debt Securities were recognized at fair value and are being accreted to par value over time through interest expense for GAAP; however, management does not consider this interest accretion to be reflective of the operating performance of the Company.

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
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Economic Income Revenues (Non-GAAP)

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Oz Funds	Real Estate	Total Company	Oz Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Management fees	$55,197	$4,818	$60,015	$62,975	$4,734	$67,709
Incentive income	46,290	6,908	53,198	46,239	4,595	50,834
Other revenues	3,577	192	3,769	4,433	70	4,503
Total Economic Income Revenues	$105,064	$11,918	$116,982	$113,647	$9,399	$123,046
Oz Funds Segment
Economic Income revenues for the Oz Funds segment decreased $8.6 million, primarily due to the following:

•
A $7.8 million decrease in management fees, driven primarily by a $9.0 million decrease in management fees from our multi-strategy funds due to lower assets under management, partially offset by a $2.7 million increase in Institutional Credit Strategies, primarily due to the launches of additional CLOs and an aircraft securitization. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rate.

•	A $51 thousand increase in incentive income primarily due to the following:

◦
Multi-strategy funds. A $2.2 million increase in incentive income from our multi-strategy funds, primarily due to (i) a $4.6 million increase related to fund investor redemptions; and (ii) a $1.0 million increase from longer-term assets under management. These increases were partially offset by (i) a $2.9 million decrease from assets under management subject to a one-year measurement period; and (ii) a $600 thousand decrease in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management.

◦
Opportunistic credit funds. An offsetting $3.3 million decrease in incentive income from our opportunistic credit funds, primarily due to a $14.6 million decrease in incentive from longer-term assets under management. This decrease was partially offset by (i) a $7.8 million increase in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management; and (ii) a $3.6 million increase from assets under management subject to a one-year measurement period.

◦	Other funds. A $1.0 million increase, primarily related to assets under management subject to a one-year measurement period in certain strategy-specific funds.

•
An $856 thousand decrease in other revenues primarily due to lower interest income earned on our investments in CLOs due to a reduction in risk retention investments. This decrease was partially offset by higher interest income earned on cash equivalents.

Real Estate Segment
Economic Income revenues for the Real Estate segment increased $2.5 million, primarily due to the following:

•
A $2.3 million increase in incentive income from our real estate funds, driven primarily by a $4.5 million increase from higher realizations. This increase was partially offset by a $2.0 million decrease in tax distributions.

•	Management fees were flat for the comparable periods.
Economic Income Expenses (Non-GAAP)

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Oz Funds	Real Estate	Total Company	Oz Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$36,761	$6,785	$43,546	$25,798	$7,221	$33,019
Interest expense	3,897	—	3,897	6,598	—	6,598
General, administrative and other expenses	31,116	646	31,762	29,987	711	30,698
Total Economic Income Expenses	$71,774	$7,431	$79,205	$62,383	$7,932	$70,315
Oz Funds Segment
Economic Income expenses for the Oz Funds segment increased by $9.4 million, primarily due to the following:

•
An $11.0 million increase in compensation and benefits expenses driven by primarily by a $14.2 million increase in bonus expense due to reversals of deferred cash compensation due to forfeitures in the first quarter of 2018. This increase was partially offset by a $3.2 million decrease in salaries and benefits, as our worldwide headcount decreased to 393 as of March 31, 2019, from 462 as of March 31, 2018.

•	An offsetting $2.7 million decrease in interest expense, which was primarily driven by lower average debt outstanding balance.

•
General, administrative and other expenses remained relatively flat period-over-period. During the first quarter of 2019, we incurred $9.8 million of expenses related to the Recapitalization, which were offset by decreases across various professional services.

Real Estate Segment
Economic Income expenses for the Real Estate segment decreased by $501 thousand, primarily due to lower bonus expense.

Other Economic Items (Non-GAAP)

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Oz Funds	Real Estate	Total Company	Oz Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Net loss attributable to noncontrolling interests	$—	$—	$—	$(11)	$—	$(11)
Net loss attributable to noncontrolling interests represent the amount of loss that was reduced from Economic Income and attributed to residual interests in certain businesses not owned by us.
Economic Income (Non-GAAP)

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Economic Income:
Oz Funds	$33,290	$51,275	$(17,985)	-35%
Real Estate	4,487	1,467	3,020	206%
Total Company	$37,777	$52,742	$(14,965)	-28%
Oz Funds Segment
The year-over-year decline was primarily due to higher bonus expense as a result of reversals of deferred cash compensation due to forfeitures in the first quarter of 2018. Also contributing to the decline were lower management fees, primarily due to lower assets under management in multi-strategy funds, partially offset by higher assets under management in Institutional Credit Strategies.
Real Estate Segment
The period-over-period improvement was primarily due to higher incentive income.
Liquidity and Capital Resources
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned by the Oz Operating Group from our funds, as well as other sources of liquidity noted above and below.
Over the next 12 months, we expect that our primary liquidity needs will be to:

•	Pay our operating expenses.

•	Pay interest and principal, as applicable, on our debt obligations, repurchase agreements and 2019 Preferred Units.

•	Provide capital to facilitate the growth of our business, including making risk retention investments in CLOs managed by us that are subject to EU risk retention rules.

•	Pay income taxes as well as compensation-related tax withholding obligations.

•	Make cash distributions in accordance with our distribution policy as discussed below under “—Dividends and Distributions.”

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
In order to meet risk retention requirements for certain of the CLOs we manage, we use a combination of cash on hand, as well as financing under the CLO Investments Loans and repurchase agreements to fund our 5% risk retention investments. We expect to continue relying on a combination of cash on hand and financing to fund future CLO risk retention investments.
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
Cash Sweep
As part of the Recapitalization, we also instituted the Cash Sweep with regards to the paydowns of the 2018 Term Loan and the 2019 Preferred Units. See Note 3 for detailed information regarding how the Cash Sweep amount is determined.
Debt Obligations
2018 Term Loan
In February 2019, we repaid $100.0 million of the 2018 Term Loan and terminated the 2018 Revolving Credit Facility. In accordance with the Cash Sweep, we repaid an additional $20.0 million during the first quarter of 2019. As of March 31, 2019, $80.0 million remained outstanding under the 2018 Term Loan. On May 8, 2019 we repaid an additional $25.0 million under the Cash Sweep. See Note 8 for additional details.
Preferred Units Restructuring
In connection with the Recapitalization, $200.0 million of the 2016 Preferred Units was restructured into the Debt Securities and the remaining $200.0 million of the 2016 Preferred Units was restructured into the 2019 Preferred Units. As of March 31, 2019, both the Debt Securities and the 2019 Preferred Units remain outstanding. See Notes 8 and 10 for additional information.
CLO Investments Loans
We enter into loans to finance portions of our investments in CLOs (collectively “the CLO Investments Loans”). In general, we will make interest and principal payments on the loans at such time interest payments are received on our investments in the CLOs, and will make principal payments on the loans to the extent principal payments are received on its investments in the CLOs. See Note 9 to our consolidated financial statements for additional details.
Securities Sold Under Agreements to Repurchase
See Note 11 to our consolidated financial statements included in this report for a description of securities sold under agreements to repurchase, which we use to finance risk retention investments in certain of our European CLOs.

Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and the Ziffs. The purchase by the Oz Operating Group of Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings, and subsequent taxable exchanges by them of Group A Units (including Group A Units into which Group D Units or Group E Units may convert) or Group P Units for our Class A Shares on a one-for-one basis (or, at our option, the cash equivalent thereof), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Oz Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Oz Operating Group, and we will derive our tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expenses and will therefore reduce the amount of tax that Oz Corp and any other future corporate taxpaying entities that acquire Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group Inc. once it is treated as a corporate taxpayer following the Corporate Classification Change) have agreed to pay our executive managing directors and the Ziffs a percentage of the amount of cash savings, if any, in federal, state and local income taxes in the United States that these entities actually realize related to their units as a result of such increases in tax basis. Such percentage was originally 85% of such annual cash savings under the tax receivable agreement.
In September 2016, we amended the tax receivable agreement to provide that no amounts were due or payable under the agreement with respect to the 2015 and 2016 tax years. In connection with the Recapitalization, in February 2019, we amended the tax receivable agreement to provide that, conditioned on Och-Ziff Capital Management Group Inc. electing to be classified as, or converting into, a corporation for U.S. tax purposes during 2019, (i) no amounts are due or payable with respect to the 2017 tax year, (ii) only partial payments (equal to 85% of the excess of such cash savings that would otherwise be due over 85% of such cash savings determined assuming that taxable income equals Economic Income (the “2018 excess amount”)) are due and payable in respect of the 2018 tax year and (iii) the percentage of cash savings required to be paid with respect to the 2019 tax year and thereafter, as well as with respect to cash savings from subsequent exchanges, is reduced to 75%.
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
As of March 31, 2019, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets (and without taking into account the effect of the 2019 amendment to the tax receivable agreement or the change in our tax classification from a partnership to a corporation, each of which were effective April 1, 2019), we expected to pay our executive managing directors and the Ziffs approximately $277.8 million as a result of the cash savings to our intermediate holding companies from the purchase of Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Oz Corp, and any other corporate taxpaying entities that hold Group B Units, and not of the Oz Operating Group. We may need to incur debt to finance payments under the tax receivable agreement to the extent the Oz Operating Group does not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.
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
Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2019, and the related cash distributions to our executive managing directors on their Group A Units and Group D Units.

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors (dollars in thousands)
March 29, 2019	March 22, 2019	$0.23	$—
As discussed in Note 3, in connection with the Recapitalization, and pursuant to the Cash Sweep, we and our executive managing directors agreed to a “Distribution Holiday” on the Group A Units, Group D Units, Group E Units, Group P Units and certain RSUs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Economic Income adjusted for certain items described in the Oz Operating Partnership limited partnership agreements is realized and (y) April 1, 2026. During the Distribution Holiday, dividends may continue to be paid on our Class A Shares.
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

The declaration and payment of any distribution may be subject to legal, contractual or other restrictions. For example, as a Delaware corporation, the Registrant is not permitted to make distributions if and to the extent that after giving effect to such distributions, its liabilities plus the par value of its common shares would exceed the fair value of its assets. Our cash needs and payment obligations may fluctuate significantly from quarter to quarter, and we may have material unexpected expenses in any period. This may cause amounts available for distribution to significantly fluctuate from quarter to quarter or may reduce or eliminate such amounts.
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
Historically, when we have paid dividends on our Class A Shares, we also made distributions to our executive managing directors on their interests in the Oz Operating Group, subject to the terms of the limited partnership agreements of the Oz Operating Partnerships; however, as part of the Recapitalization, the Oz Operating Partnerships initiated the Distribution Holiday. See Note 3 to our consolidated financial statements in this report for additional information regarding the Distribution Holiday.
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

Cash Flows Analysis
Operating Activities. Net cash from operating activities for the three months ended March 31, 2019 and 2018 was $(35.7) million and $159.9 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments in CLO’s, less cash used for operating expenses, including interest paid on our debt obligations. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate.
Net cash flows from operating activities for the three months ended March 31, 2019 decreased from the prior year period due to lower incentive income earned in 2018, a large portion of which was collected in the beginning of 2019, as compared to incentive earned in 2017, a large portion of which was collected in the beginning of 2018. The decrease in operating cash flow was partially offset by lower discretionary bonuses paid in 2019 as compared to 2018. The majority of our cash bonus expenses are paid out during the first quarter of the following year. Also contributing to the decrease in operating cash in 2019 were costs related to the Recapitalization, which were offset by decreases across various operating expenses categories. The decreases in operating cash were partially offset by the increase in cash inflows in 2019 from the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.
Investing Activities. Net cash from investing activities for the three months ended March 31, 2019 and 2018 was $27.2 million, and $(70.3) million respectively. Investing cash inflows in 2019 primarily related to return of investments in funds and purchases of U.S. government obligations, partially offset by purchases of investments in funds made during the quarter. Investing cash outflows in 2018 primarily related to sales of investments. Investment-related cash flows of the consolidated funds are classified within operating activities.
Financing Activities. Net cash from financing activities for the three months ended March 31, 2019 and 2018 was $(161.4) million and $50.1 million, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and proceeds from repurchase agreements used to finance risk retention investments in our European CLOs. Contributions from noncontrolling interests, which primarily relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which primarily relate to fund investor redemptions from the consolidated funds and distributions to our executive managing directors on their Group A Units, prior to the Distribution Holiday, are also included in net cash from financing activities. In three months ended March 31, 2019, we repaid $120.0 million of the 2018 Term Loan and a $21.1 million CLO Investment Loan. In the three months ended March 31, 2018, we made $60.7 million of borrowings related to CLO Investments Loans.
We paid dividends of $4.7 million to our Class A Shareholders in the three months ended March 31, 2019. We paid dividends of $13.4 million to our Class A Shareholders and $17.2 million of distributions to our executive managing directors on their Group A Units in the three months ended March 31, 2018.

Contractual Obligations
The table below summarizes our contractual cash obligations as of March 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	April 1, 2019-December 31, 2019	2020 - 2021	2022 - 2023	2024 - Thereafter	Total

	(dollars in thousands)
Long-term debt(1)	$—	$—	$176,998	$177,498	$354,496
Estimated interest on long-term debt(2)	4,432	40,374	31,934	34,415	111,155
Securities sold under agreements to repurchase(3)	—	—	—	62,013	62,013
Operating leases(4)	16,136	43,577	39,004	97,587	196,304
Tax receivable agreement(5)	72,249	58,436	71,439	75,649	277,773
Unrecognized tax benefits(6)	—	—	—	—	—
Incentive income subject to clawback(7)	—	—	—	—	—
Total Contractual Obligations	$92,817	$142,387	$319,375	$447,162	$1,001,741
_______________

(1)
Represents indebtedness outstanding under the Debt Securities, 2018 Term Loan and the CLO Investments Loans. In relation to CLO Investments Loans, the amounts present our best estimate of the timing of expected payments on investments in CLOs, as the timing of payments on CLO Investments Loans is contingent on principal payments made to us on our investments in CLOs. Amounts presented represent expected cash payments, and have not been reduced for any discounts or deferred debt issuance costs that are netted against these balances for presentation in our consolidated balance sheet.

(2)	Represents expected future interest payments on long-term debt based on the LIBOR and EURIBOR rates that were in effect as of March 31, 2019.

(3)
Represents payments on securities sold under agreements to repurchase in accordance with the set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction and exclude any interest payments as such amounts cannot be reasonably estimated. Interest payments on securities sold under agreements are based on the weighted average effective interest rate of each class of securities that have been sold, plus a spread to be agreed upon by the parties

(4)	Represents the payments required under our various operating leases for office space and data centers.

(5)
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

(7)
As of March 31, 2019, we had incentive income collected from certain of our funds that is subject to clawback in the event of future losses in the respective fund. We are not currently able to make a reasonable estimate of the timing of payments, if any, as the payments are contingent on future realizations of investments in the respective fund, the timing of which is uncertain.

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
As of March 31, 2019, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 34% within Level I; approximately 45% within Level II; and approximately 21% within Level III. As of December 31, 2018, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 36% within Level I; approximately 41% within Level II; and approximately 23% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
Significant judgment and estimation go into the assumptions that drive our valuation methodologies and procedures for assets that are not actively traded on a recognized securities exchange or otherwise lack a readily ascertainable market value. The actual amounts ultimately realized could differ materially from the values estimated based on the use of these methodologies. Realizations at values significantly lower than the values at which investments have been reflected could result in losses at the fund level and a decline in future management fees and incentive income. Such situations may also negatively impact fund investor perception of our valuation policies and procedures, which could result in redemptions and difficulties in raising additional capital.
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
Oz Corp generated taxable income of $17.3 million for the three months ended March 31, 2019, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.3 billion over the remaining Five-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $1.3 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $31.5 billion as of April 1, 2019, we would need to generate a minimum compound annual growth rate in assets under management of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Oz Operating Partnerships, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of March 31, 2019, the Company had $260.8 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $109.7 million of net operating losses available to be carried forward without expiration. Additionally, $172.0 million of net operating losses are available to offset future taxable income for state income tax purposes and $168.3 million for local income tax purposes that will expire between 2035 and 2039. Based on the analysis set forth above, as of March 31, 2019, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $11.9 million has been established for these items.
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
We adopted ASC No. 2016-02, Leases (Topic 842), as amended, as of January 1, 2019 (“ASC 842”). Adoption of ASC 842 resulted in the recognition of $126.0 million and $135.9 million of operating lease assets and liabilities, respectively, with the net of these amounts offsetting the deferred rent credit liability in existence immediately prior to adoption. Operating lease-related expense recognition is generally in line with the accounting guidance in effect prior to the adoption of ASC 842, and therefore we do not expect ASC 842 to have a material impact on our future operating expense trends.
None of the other changes to GAAP that went into effect during the three months ended March 31, 2019 are expected to impact our future trends.
Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends
None of the changes to GAAP that have been issued but that we have not yet adopted are expected to impact our future trends.

Economic Income Reconciliations
The tables below present the reconciliations of total segments Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A.

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Net Income Attributable to Class A Shareholders—GAAP	$37,083	$3,490
Change in redemption value of Preferred Units	(44,364)	—
Net (Loss) Income Allocated to Och-Ziff Capital Management Group Inc—GAAP	(7,281)	3,490
Net (loss) income allocated to Group A Units	(7,369)	8,370
Equity-based compensation, net of RSUs settled in cash	37,223	21,895
Adjustment to recognize deferred cash compensation in the period of grant	2,568	12,783
Recapitalization-related non-cash interest expense accretion	2,311	—
Income taxes	3,386	3,012
Net losses on early retirement of debt	5,458	—
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	2,377	(162)
Depreciation, amortization and net gains and losses on fixed assets	2,411	2,372
Other adjustments	(3,307)	982
Economic Income	$37,777	$52,742
Economic Income Revenues

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Management fees—GAAP	$63,623	$72,450
Adjustment to management fees(1)	(3,608)	(4,741)
Management Fees—Economic Income Basis—Non-GAAP	60,015	67,709

Incentive income—GAAP	53,198	50,834
Adjustment to incentive income(2)	—	—
Incentive Income—Economic Income Basis—Non-GAAP	53,198	50,834

Other revenues—GAAP	3,769	4,542
Adjustment to other revenues(3)	—	(39)
Other Revenues—Economic Income Basis—Non-GAAP	3,769	4,503
Total Revenues—Economic Income Basis—Non-GAAP	$116,982	$123,046
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated funds.

(3)	Adjustment to exclude gains on fixed assets.

Economic Income Expenses

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Compensation and benefits—GAAP	$85,715	$68,924
Adjustment to compensation and benefits(1)	(42,169)	(35,905)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$43,546	$33,019

Interest expense—GAAP	$6,208	$6,598
Adjustment to interest expense(2)	(2,311)	—
Interest Expense—Economic Income Basis—Non-GAAP	$3,897	$6,598

General, administrative and other expenses—GAAP	$37,788	$37,850
Adjustment to general, administrative and other expenses(3)	(6,026)	(7,152)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$31,762	$30,698
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

(2)
Adjustment to exclude non-cash interest expense accretion on Debt Securities issued in exchange for Preferred Units in connection with the Recapitalization. Upon exchange, Debt Securities were recognized at fair value and are being accreted to par value over time through interest expense for GAAP; however, management does not consider this interest accretion to be reflective of the operating performance of the Company.

(3)
Adjustment to exclude depreciation, amortization and losses on fixed assets as management does not consider these items to be reflective of our operating performance. Additionally, recurring placement and related service fees are excluded, as management considers these fees a reduction in management fees, not an expense.

Other Economic Income Items

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Net (loss) income attributable to noncontrolling interests—GAAP	$(7,234)	$8,635
Adjustment to net (loss) income attributable to noncontrolling interests(1)	7,234	(8,646)
Net Loss Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$—	$(11)
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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of March 31, 2019 and 2018, would have resulted in a change of approximately $1.5 billion in our assets under management, respectively.
A 10% change in the fair value of the net assets held by our funds as of April 1, 2019 (the date management fees are calculated for the second quarter of 2019) would impact management fees charged on that day by approximately $4.0 million. A 10% change in the fair value of the net assets held by our funds as of January 31, 2019, would have impacted management fees charged on that day by approximately $4.0 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of March 31, 2019 and 2018, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income attributable to Class A Shareholders or Economic Income.
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

We estimate that as of March 31, 2019 and 2018, a 100 basis point increase or decrease in variable rates would not have a material effect on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2019.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
3.1	Plan of Conversion, incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on April 30, 2019.
3.2	Certificate of Conversion to a Corporation of Och-Ziff Capital Management Group LLC, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on April 30, 2019.
3.3	Certificate of Incorporation of Och-Ziff Capital Management Group Inc., incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on April 30, 2019.
3.4	By-Laws of Och-Ziff Capital Management Group Inc., incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed on April 30, 2019.
10.1
Amendment to the Letter Agreement and Term Sheet, dated January 14, 2019, by and between Och-Ziff Capital Management Group LLC and Daniel S. Och, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 14, 2019.

10.2
Amendment No. 2 to the Letter Agreement and Term Sheet, dated January 31, 2019, by and between Och-Ziff Capital Management Group LLC and Daniel S. Och, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on February 1, 2019.

10.3
Amendment No. 3 to the Letter Agreement and Term Sheet, dated February 6, 2019, by and between Och-Ziff Capital Management Group LLC and Daniel S. Och, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on February 7, 2019.

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

Dated: May 9, 2019

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.

By:	/s/ Thomas M. Sipp
Thomas M. Sipp
Chief Financial Officer and Executive Managing Director