Form 10-Q
period 2019-06-30
Och-Ziff Capital Management Group Inc.
filed 2019-08-06
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-33805
OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
(Exact name of Registrant as specified in its charter)

Delaware	26-0354783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street, New York, New York 10019
(Address of principal executive offices)
(212) 790-0000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Class A Shares	OZM	New York Stock Exchange

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2019, there were 20,719,594 Class A Shares and 29,208,952 Class B Shares outstanding.

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

executive managing directors
The current limited partners of the Oz Operating Partnerships other than Oz Corp, and, except where the context requires otherwise, include certain limited partners who are no longer active in our business funds
The multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles for which we provide asset management services

GAAP	U.S. generally accepted accounting principles

Group A Units	Refers collectively to one Class A operating group unit in each of the Oz Operating Partnerships. Group A Units are limited partner interests held by our executive managing directors

Group A-1 Units	Refers collectively to one Class A-1 operating group unit in each of the Oz Operating Partnerships. Group A-1 Units are limited partner interests held by our executive managing directors

Group B Units	Refers collectively to one Class B operating group unit in each of the Oz Operating Partnerships. Group B Units are limited partner interests held by Oz Corp

Group D Units	Refers collectively to one Class D operating group unit in each of the Oz Operating Partnerships. Group D Units are limited partner interests held by our executive managing directors

Group E Units	Refers collectively to one Class E operating group unit in each of the Oz Operating Partnerships. Group E Units are limited partner interests held by our executive managing directors

Group P Units	Refers collectively to one Class P operating group unit in each of the Oz Operating Partnerships. Group P Units are limited partner interests held by our executive managing directors

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
Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that reflect our current views with respect to, among other things, future events, our operations and our financial performance. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate,” “opportunity,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve,” “see,” “think,” “position” or the negative version of those words or other comparable words
Any forward-looking statements contained herein are based upon historical information and on our current plans, estimates and expectations. The inclusion of this or other forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	June 30, 2019	December 31, 2018

	(dollars in thousands)
Assets
Cash and cash equivalents	$174,743	$315,809
Restricted cash	5,407	8,075
Investments (includes assets measured at fair value of $349,245 and $361,378, including assets sold under agreements to repurchase of $79,466 and $62,186 as of June 30, 2019, and December 31, 2018, respectively)	405,083	389,897
Income and fees receivable	51,345	82,843
Due from related parties	18,741	20,754
Deferred income tax assets	324,979	355,025
Operating lease assets	120,951	—
Other assets, net	85,127	82,403
Assets of consolidated funds:
Investments of consolidated funds, at fair value	98,865	171,495
Other assets of consolidated funds	78,708	21,090
Total Assets	$1,363,949	$1,447,391

Liabilities and Shareholders’ Equity (Deficit)
Liabilities
Compensation payable	$43,477	$105,036
Unearned incentive income	66,308	61,397
Due to related parties	211,010	281,821
Operating lease liabilities	133,671	—
Debt obligations	302,108	289,987
Securities sold under agreements to repurchase	78,648	62,801
Other liabilities	37,792	63,603
Liabilities of consolidated funds:
Other liabilities of consolidated funds	76,645	14,541
Total Liabilities	949,659	879,186

Commitments and Contingencies (Note 19)

Redeemable Noncontrolling Interests (Note 4)	247,229	577,660

Shareholders’ Equity (Deficit)
Class A Shares, $0.01 and no par value, 100,000,000 and 100,000,000 shares authorized, 20,631,750 and 19,905,126 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	206	—
Class B Shares, $0.01 and no par value, 75,000,000 and 75,000,000 shares authorized, 29,208,952 and 29,458,948 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	292	—
Additional paid-in capital	70,875	3,135,841
Accumulated deficit	(358,204)	(3,564,727)
Shareholders’ deficit attributable to Class A Shareholders	(286,831)	(428,886)
Shareholders’ equity attributable to noncontrolling interests	453,892	419,431
Total Shareholders’ Equity (Deficit)	167,061	(9,455)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity (Deficit)	$1,363,949	$1,447,391
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Revenues
Management fees	$61,400	$70,593	$125,023	$143,043
Incentive income	34,757	34,656	87,955	85,490
Other revenues	5,043	3,867	8,812	8,409
Income of consolidated funds	2,308	650	4,912	1,234
Total Revenues	103,508	109,766	226,702	238,176

Expenses
Compensation and benefits	80,709	74,502	166,424	143,426
Interest expense	6,523	7,505	12,731	14,103
General, administrative and other	28,427	48,509	66,215	86,359
Expenses of consolidated funds	84	24	139	108
Total Expenses	115,743	130,540	245,509	243,996

Other Income (Loss)
Changes in tax receivable agreement liability	5,362	—	5,362	—
Net losses on early retirement of debt	(595)	(14,303)	(6,053)	(14,303)
Net gains (losses) on investments	3,148	(785)	5,837	(473)
Net gains (losses) of consolidated funds	482	(26)	4,228	466
Total Other Income (Loss)	8,397	(15,114)	9,374	(14,310)

Loss Before Income Taxes	(3,838)	(35,888)	(9,433)	(20,130)
Income taxes	10,134	(2,524)	13,520	488
Consolidated and Comprehensive Net Loss	(13,972)	(33,364)	(22,953)	(20,618)
Less: Net loss attributable to noncontrolling interests	7,984	21,440	15,218	12,805
Less: Net income attributable to redeemable noncontrolling interests	(2,637)	(332)	(8,171)	(953)
Net Loss Attributable to Och-Ziff Capital Management Group Inc.	(8,625)	(12,256)	(15,906)	(8,766)
Less: Change in redemption value of Preferred Units	—	—	44,364	—
Net (Loss) Income Attributable to Class A Shareholders	$(8,625)	$(12,256)	$28,458	$(8,766)

(Loss) Earnings per Class A Share
(Loss) Earnings per Class A Share - basic	$(0.42)	$(0.64)	$1.38	$(0.46)
(Loss) Earnings per Class A Share - diluted	$(0.46)	$(0.64)	$1.10	$(0.46)
Weighted-average Class A Shares outstanding - basic	20,722,510	19,256,246	20,599,616	19,239,761
Weighted-average Class A Shares outstanding - diluted	36,714,012	19,256,246	25,942,105	19,239,761

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Number of Class A Shares
Beginning balance	20,484,430	19,112,977	19,905,126	18,957,321
Equity-based compensation	147,320	13,981	726,624	169,637
Ending Balance	20,631,750	19,126,958	20,631,750	19,126,958

Number of Class B Shares
Beginning balance	29,208,952	30,433,948	29,458,948	33,933,948
Equity-based compensation	—	(50,000)	(249,996)	(3,550,000)
Ending Balance	29,208,952	30,383,948	29,208,952	30,383,948

Class A Shares Par Value
Beginning balance	$—	$—	$—	$—
Equity-based compensation	1	—	1	—
Reclassification upon corporate conversion	205	—	205	—
Ending Balance	$206	$—	$206	$—

Class B Shares Par Value
Beginning balance	$—	$—	$—	$—
Reclassification upon corporate conversion	292	—	292	—
Ending Balance	$292	$—	$292	$—

Additional Paid-in Capital
Beginning balance	$3,235,728	$3,111,139	$3,135,841	$3,102,074
Dividend equivalents on Class A restricted share units	(61)	(195)	478	877
Equity-based compensation, net of taxes	20,618	9,025	40,318	16,828
Reclassification upon corporate conversion	(3,235,728)	—	(3,235,728)	—
Impact of changes in Oz Operating Group ownership	—	(505)	(124)	(315)
Reallocation of equity and income tax effects of Recapitalization	—	—	35,408	—
Amendment to tax receivable agreement	50,318	—	50,318	—
Change in redemption value of Preferred Units	—	—	44,364	—
Ending Balance	$70,875	$3,119,464	$70,875	$3,119,464

Accumulated Deficit
Beginning balance	$(3,577,250)	$(3,524,919)	$(3,564,727)	$(3,555,905)
Impact of adoption of ASU 2014-09	—	—	—	41,922
Cash dividends declared on Class A Shares	(7,621)	(3,823)	(12,324)	(17,177)
Dividend equivalents on Class A restricted share units	61	195	(478)	(877)
Reclassification upon corporate conversion	3,235,231	—	3,235,231	—
Comprehensive net loss, excluding amounts attributable to redeemable noncontrolling interests	(8,625)	(12,256)	(15,906)	(8,766)
Ending Balance	$(358,204)	$(3,540,803)	$(358,204)	$(3,540,803)
Shareholders’ Deficit Attributable to Class A Shareholders	(286,831)	(421,339)	(286,831)	(421,339)

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED — (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Shareholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$444,837	$435,142	$419,431	$357,902
Impact of adoption of ASU 2014-09	—	—	—	75,062
Capital contributions	191	128	618	878
Capital distributions	(342)	(6,793)	(627)	(24,483)
Equity-based compensation, net of taxes	17,190	12,344	31,608	23,017
Impact of changes in Oz Operating Group ownership	—	505	124	315
Reallocation of equity and income tax effects of Recapitalization	—	—	(39,086)	—
Change in redemption value of Preferred Units	—	—	57,042	—
Comprehensive net loss, excluding amounts attributable to redeemable noncontrolling interests	(7,984)	(21,440)	(15,218)	(12,805)
Ending Balance	453,892	419,886	453,892	419,886
Total Shareholders’ Equity (Deficit)	$167,061	$(1,453)	$167,061	$(1,453)

Cash dividends paid on Class A Shares	$0.37	$0.20	$0.60	$0.90
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended June 30,
	2019	2018

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(22,953)	$(20,618)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Amortization of equity-based compensation	74,318	45,537
Depreciation, amortization and net gains and losses on fixed assets	4,775	5,166
Net losses on early retirement of debt	6,053	14,303
Deferred income taxes	10,373	(1,653)
Operating and finance lease assets amortization	5,331	—
Operating and finance lease liabilities accretion	5,287	—
Net (gains) losses on investments, net of dividends	(4,843)	1,941
Operating cash flows due to changes in:
Income and fees receivable	31,498	324,119
Due from related parties	2,013	(4,049)
Other assets, net	779	33,070
Compensation payable	(63,288)	(164,122)
Unearned incentive income	4,911	12,967
Due to related parties	(4,491)	167
Operating lease liabilities	(7,513)	—
Other liabilities	(19,886)	(9,799)
Consolidated funds related items:
Net gains of consolidated funds	(4,228)	(466)
Purchases of investments	(99,407)	(170,149)
Proceeds from sale of investments	176,284	133,992
Other assets of consolidated funds	(57,639)	(31,706)
Other liabilities of consolidated funds	5,695	39,752
Net Cash Provided by Operating Activities	43,069	208,452

Cash Flows from Investing Activities
Purchases of fixed assets	(720)	(2,360)
Purchases of United States government obligations	(161,066)	(250,555)
Maturities of United States government obligations	175,029	13,000
Investments in funds	(59,210)	(127,279)
Return of investments in funds	35,756	166,383
Net Cash Used in Investing Activities	(10,211)	(200,811)

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED — (continued)

	Six Months Ended June 30,
	2019	2018

	(dollars in thousands)
Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	4,263	38,163
Distributions to noncontrolling and redeemable noncontrolling interests	(16,462)	(34,832)
Dividends on Class A Shares	(12,324)	(17,177)
Proceeds from debt obligations, net of issuance costs	—	301,678
Repayment of debt obligations, including prepayment costs	(166,068)	(577,759)
Proceeds from securities sold under agreements to repurchase, net of issuance costs	16,328	—
Other, net	(2,329)	(3,259)
Net Cash Used in Financing Activities	(176,592)	(293,186)
Net Change in Cash and Cash Equivalents and Restricted Cash	(143,734)	(285,545)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	323,884	469,513
Cash and Cash Equivalents and Restricted Cash, End of Period	$180,150	$183,968

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$7,696	$18,199
Income taxes	$3,373	$1,636

Non-cash transactions:
Increase in paid-in capital as a result of tax receivable agreement amendment (Note 19)	$50,318	$—

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$174,743	$183,968
Restricted cash	$5,407	$—
Total Cash and Cash Equivalents and Restricted Cash	$180,150	$183,968

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

1. OVERVIEW
Och-Ziff Capital Management Group Inc. (the “Registrant”), a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Company” or “Oz Management”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai and Shanghai. The Company provides asset management services to its investment funds (the “funds”), which pursue a broad range of global investment opportunities. The Company currently manages multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles. Through Institutional Credit Strategies, the Company’s asset management platform that invests in performing credits, the Company manages collateralized loan obligations (“CLOs”) and other customized solutions for clients.
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
The Company conducts its operations through OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively, the “Oz Operating Partnerships” and collectively with their consolidated subsidiaries, the “Oz Operating Group”). References to the Company’s “executive managing directors” refer to the current limited partners of OZ Management LP, OZ Advisors LP and OZ Advisors II LP other than Och-Ziff Holding Corporation (“Oz Corp”), a wholly owned subsidiary of the Registrant, and, except where the context requires otherwise, include certain limited partners who are no longer active in the business of the Company. References to the Company’s “active executive managing directors” refer to executive managing directors who remain active in the Company’s business.
The Registrant, certain of its subsidiaries and the Company’s founder, Daniel S. Och, entered into a letter agreement dated December 5, 2018, providing for the implementation of certain transactions (the letter agreement together with the term sheet attached thereto, as amended, collectively, the “Letter Agreement”). The Letter Agreement provided for, among other things, the preparation and execution of further agreements (the “Implementing Agreements”) and other actions to implement the transactions contemplated by the Letter Agreement (collectively, the “Recapitalization”). In February 2019, the Company completed the Recapitalization. See Note 3 for additional details.
Company Structure
As of June 30, 2019, the Registrant is a holding company that, through Oz Corp, holds equity ownership interests in the Oz Operating Group. The Registrant had issued and outstanding the following share classes:

•
Class A Shares—Class A Shares are publicly traded and entitle the holders thereof to one vote per share on matters submitted to a vote of shareholders. The holders of Class A Shares are entitled to any distributions declared by the Registrant’s Board of Directors (the “Board”).

•
Class B Shares—Class B Shares are held by the Company’s executive managing directors. These shares are not publicly traded but rather entitle the executive managing directors to one vote per share on matters submitted to a vote of shareholders. These shares do not participate in the earnings of the Registrant, as the executive managing

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

directors participate in the related economics of the Oz Operating Group through their direct ownership in the Oz Operating Group, subject to the Distribution Holiday discussed below.
The Company conducts its operations through the Oz Operating Group. The following is a list of the outstanding units of the Oz Operating Partnerships as of June 30, 2019:

•
Group A Units—Group A Units are limited partner interests issued to certain executive managing directors. Beginning on the final day of the Distribution Holiday (as defined in Note 3), each executive managing director may exchange his or her vested and booked-up (as defined below) Group A Units for an equal number of Class A Shares (or the cash equivalent thereof) over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions. A “book-up” is when sufficient appreciation has occurred to meet a prescribed capital account book-up target under the terms of the Oz Operating Partnership limited partnership agreements.

In connection with the Recapitalization, each Group A Unit outstanding on the Recapitalization date was recapitalized into 0.65 Group A Units and 0.35 Group A-1 Units. Holders of Group A Units do not receive distributions during the Distribution Holiday. Group A Unit grants are accounted for as equity-based compensation. See Note 14 for additional information.

•
Group A-1 Units—Group A-1 Units are limited partner interests into which 0.35 of each Group A Unit was recapitalized in connection with the reallocation that was effectuated by the Recapitalization. The Group A-1 Units will be canceled at such time and to the extent that the Group E Units granted in connection with the Recapitalization vest and achieve a book-up. Group A-1 Units are not eligible to receive distributions at any time and do not participate in the net income (loss) of the Oz Operating Group. However, the holders of Group A-1 Units shall participate in any sale, change of control or other liquidity event. In the Recapitalization, the holders of the 2016 Preferred Units (as defined below) forfeited an additional 749,813 Group A Units, which were recapitalized into Group A-1 Units.

•
Group B Units—Oz Corp holds a general partner interest and Group B Units in each Oz Operating Group entity. Oz Corp owns all of the Group B Units, which represent equity interest in the Oz Operating Group. Except during the Distribution Holiday as described above, the Group B Units are economically identical to the Group A Units held by executive managing directors but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

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

•
Preferred Units— The Preferred Units are non-voting preferred equity interests in the Oz Operating Group entities. Preferred Units issued in 2016 and 2017 are collectively referred to as the “2016 Preferred Units.” The Preferred Units issued in 2019 are referred to as the “2019 Preferred Units.” See Note 10 for additional information.

The Company’s current and former executive managing directors hold a number of Class B Shares equal to the number of Group A Units, Group A-1 Units and Group P Units held. Upon the exchange of a Group A Unit or a Group P Unit for a Class A Share, the corresponding Class B Share is canceled and a Group B Unit is issued to Oz Corp. One Class B Share will be issued to each holder of Group E Units upon the vesting of each such holder’s Group E Unit, at which time a corresponding number of Class B Shares held by holders of Group A-1 Units will be canceled.
The following table presents the number of shares and units (excluding Preferred Units) of the Registrant and the Oz Operating Group, respectively, that were outstanding as of June 30, 2019:

As of June 30, 2019
Och-Ziff Capital Management Group Inc.
Class A Shares	20,631,750
Class B Shares	29,208,952

Oz Operating Partnerships
Group A Units	16,019,506
Group A-1 Units	9,779,446
Group B Units	20,631,750
Group E Units	13,485,820
Group P Units	3,410,000

In addition, the Company issues Class A restricted share units (“RSUs”) and performance-based RSUs (“PSUs”) to its employees and executive managing directors as a form of compensation. RSU and PSU grants are accounted for as equity-based compensation. See Note 14 for additional information.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

Corporate Conversion
The Company changed its tax classification from a partnership to a corporation effective April 1, 2019 (the “Corporate Classification Change”), and subsequently converted from a Delaware limited liability company into a Delaware corporation effective May 9, 2019. Upon the Corporate Classification Change, the Company reclassified the negative equity balance as of such date to accumulated deficit.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

Lease expense for operating lease payments, which is comprised of amortization of right-of-use assets and interest accretion on lease liabilities, is generally recognized on a straight-line basis over the lease term and included within general, administrative and other expenses in the consolidated statements of comprehensive income. Amortization of right-of-use lease assets related to finance leases is included within general, administrative and other expenses and interest accretion on lease liabilities related to finance leases is included within interest expense.
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
Recently Adopted Accounting Pronouncements
Other than the adoption of ASC 842 discussed above, none of the other changes to GAAP that went into effect in the six months ended June 30, 2019 had a material effect on the Company’s consolidated financial statements.
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
Reallocation of Equity
The Company’s founder, Mr. Daniel S. Och and the other holders of Group A Units have collectively reallocated 35% of their Group A Units to existing members of senior management and for potential grants to new hires. The reallocation has been effected by (i) recapitalizing such Group A Units into Group A-1 Units and (ii) creating and making grants to existing members of senior management (and reserving for future grants to active managing directors and new hires) of Group E Units. The Group A-1 Units will be canceled at such time and to the extent as such Group E Units vest and achieve a book-up. Upon vesting, holders of Group E Units will be entitled to vote a corresponding number of Class B Shares. Following the Liquidity Redemption (as defined below) and Mr. Och’s receipt of the Credit Fund Balance Redemption (as defined below), and until such time as the relevant Group E Units become vested, the Class B Shares corresponding to the Group A-1 Units will be voted pro rata in accordance with the vote of the Class A Shares held by non-affiliates. In connection with the Recapitalization, the holders of the 2016 Preferred Units forfeited an additional 749,813 Group A Units (which were recapitalized into Group A-1 Units).
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

 During the Distribution Holiday, (i) the Oz Operating Partnerships shall only make distributions with respect to Group B Units, (ii) the performance thresholds of Group P Units and PSUs shall be adjusted to take into account performance and distributions during such period, and (iii) RSUs will continue to receive dividend equivalents in respect of dividends or distributions paid on the Class A Shares. For executive managing directors that have received Group E Units, distributions on Group P Units, RSUs and PSUs is limited to an aggregate amount not to exceed $4.00 per Group P Unit, PSU or RSU, as applicable, cumulatively during the Distribution Holiday. Following the termination of the Distribution Holiday, Group A Units and Group E Units (whether vested or unvested) shall receive distributions even if such units have not been booked-up.
The Distribution Holiday was effective retroactively to October 1, 2018. As a result, the Company recorded an adjustment to additional paid-in capital and noncontrolling interests to reallocate a portion of pre-Recapitalization earnings and related income tax effects from noncontrolling interests to the Company’s additional paid-in capital. Such adjustment is recorded within Recapitalization adjustment in the consolidated statement of shareholders’ equity (deficit).
In connection with his transition from the Company, Mr. Och submitted redemption notices for all liquid balances of Mr. Och and his related parties (other than their liquid balances in the Oz Credit Opportunities Master Fund) - half of which was redeemed effective as of December 31, 2018 and the remainder effective March 31, 2019. The receipt by Mr. Och and his related parties of redemption proceeds associated with these redemptions is referred to as the “Liquidity Redemption.” Redemptions are generally paid in the month following the effective date of the redemption. The Liquidity Redemptions was completed as of April 29, 2019. Mr. Och and his related parties are redeeming their liquid balances in the OZ Credit Opportunities Master Fund effective September 30, 2019, for which redemption notices have been delivered (the “Credit Fund Balance Redemption”).
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
As long as the Cash Sweep is in effect, the Oz Operating Group may only use funds from a cumulative discretionary one-time basket of up to $50.0 million in the aggregate, or reserve up to $17.0 million in the aggregate annually (the “Discretionary Basket”), to engage in certain “Restricted Activities” (as defined below) or any other activities related to the strategic expansion of the Oz Operating Group, and may not use any other funds of the Oz Operating Group to fund such activities, subject to certain exceptions. The Discretionary Basket will not be subject to the Distribution Holiday or the Cash Sweep and, subject to certain exceptions, may only be used to fund new firm investments or new firm products or to fund share buybacks (including RSU cash settlements in excess of permitted amounts) in an aggregate amount not to exceed $25.0 million (the “Restricted Activities”). The Discretionary Basket may not be used to fund employee compensation payments.
4. NONCONTROLLING INTERESTS
Noncontrolling interests represent ownership interests in the Company’s subsidiaries held by parties other than the Company, and primarily relate to the Group A Units held by the Company’s executive managing directors.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

Prior to the Recapitalization, the attribution of net income (loss) of each Oz Operating Partnership was based on the relative ownership percentages of the Group A Units (noncontrolling interests) and the Group B Units (indirectly held by the Registrant). In applying the substantive profit-sharing arrangements in the Oz Operating Partnership limited partnership agreements to the Company’s consolidated financial statements, for periods subsequent to the Recapitalization and for the duration of the Distribution Holiday, the Company will allocate net income of each Oz Operating Partnership in any fiscal year solely to the Group B Units and any net loss on a pro rata basis based on the relative ownership percentages of the Group A Units and Group B Units. To the extent an Oz Operating Partnership incurs a net loss in an interim period, any net income recognized in a subsequent interim period in the same fiscal year is allocated on a pro rata basis to the extent of previously allocated net loss. Conversely, to the extent an Oz Operating Partnership recognizes net income in an interim period, any net loss incurred in a subsequent interim period in the same fiscal year is allocated solely to the Group B Units to the extent of previously allocated net income.
The table below sets forth the calculation of noncontrolling interests related to the Group A Units for each Oz Operating Partnership (rounding differences may occur). The blended participation percentages presented below take into account ownership changes throughout the periods presented. In addition, the blended participation percentages in 2019 take into account the difference in methodology described above for the period prior to the Recapitalization Date compared to the period following the Recapitalization Date. For example, Oz Advisors LP had net income in the period prior to the Recapitalization Date, and as a result, allocates a portion of its net income for the six months ended June 30, 2019 to the Group A Units.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)

Oz Management LP
Net loss	$(18,769)	$(30,901)	$(50,818)	$(28,496)
Blended participation percentage	43%	58%	44%	58%
Net Loss Attributable to Group A Units	$(8,148)	$(17,847)	$(22,212)	$(16,458)

Oz Advisors LP
Net (loss) income	$(9,523)	$(20,164)	$7,974	$(2,429)
Blended participation percentage	0%	58%	84%	58%
Net (Loss) Income Attributable to Group A Units	$—	$(11,647)	$6,695	$(1,400)

Oz Advisors II LP
Net income	$14,550	$13,125	$16,603	$7,470
Blended participation percentage	0%	58%	0%	58%
Net Income Attributable to Group A Units	$—	$7,579	$—	$4,313

Total Oz Operating Group
Net loss	$(13,742)	$(37,940)	$(26,241)	$(23,455)
Blended participation percentage	59%	58%	59%	58%
Net Loss Attributable to Group A Units	$(8,148)	$(21,915)	$(15,517)	$(13,545)

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

The following table presents the components of the net loss attributable to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Group A Units	$(8,148)	$(21,915)	$(15,517)	$(13,545)
Other	164	475	299	740
	$(7,984)	$(21,440)	$(15,218)	$(12,805)

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	June 30, 2019	December 31, 2018

	(dollars in thousands)
Group A Units	$450,099	$415,928
Other	3,793	3,503
	$453,892	$419,431

The Preferred Units and fund investors’ interests in certain consolidated funds are redeemable outside of the Company’s control. These interests are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following tables present the activity in redeemable noncontrolling interests:

	Three Months Ended June 30,
	2019			2018
	Funds	Preferred Units	Total	Funds	Preferred Units	Total

	(dollars in thousands)
Beginning balance	$149,290	$150,000	$299,290	$48,012	$420,000	$468,012
Capital contributions	1,938	—	1,938	15,178	—	15,178
Capital distributions	(56,636)	—	(56,636)	(10,015)	—	(10,015)
Comprehensive income	2,637	—	2,637	332	—	332
Ending Balance	$97,229	$150,000	$247,229	$53,507	$420,000	$473,507

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

	Six Months Ended June 30,
	2019			2018
	Funds	Preferred Units	Total	Funds	Preferred Units	Total

	(dollars in thousands)
Beginning balance	$157,660	$420,000	$577,660	$25,617	$420,000	$445,617
Fair value of Debt Securities exchanged for 2016 Preferred Units	—	(167,799)	(167,799)	—	—	—
Fair value of 2019 Preferred Units exchanged for 2016 Preferred Units	—	(137,759)	(137,759)	—	—	—
Issuance of 2019 Preferred Units, net of issuance costs	—	136,964	136,964	—	—	—
Change in redemption value of Preferred Units	—	(101,406)	(101,406)	—	—	—
Capital contributions	3,645	—	3,645	37,285	—	37,285
Capital distributions	(72,247)	—	(72,247)	(10,348)	—	(10,348)
Comprehensive income	8,171	—	8,171	953	—	953
Ending Balance	$97,229	$150,000	$247,229	$53,507	$420,000	$473,507

5. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
United States government obligations, at fair value	$167,698	$179,510
CLOs, at fair value	181,547	181,868
Other investments, equity method	55,838	28,519
Total Investments	$405,083	$389,897

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2019:

	As of June 30, 2019
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
United States government obligations	$63,740	$—	$—	$63,740

Included within investments:
United States government obligations	$167,698	$—	$—	$167,698
CLOs(1)	$—	$—	$181,547	$181,547

Investments of consolidated funds:
Bank debt	$—	$60,935	$36,130	$97,065
Corporate bonds	$—	$1,800	$—	$1,800
Total Investments of Consolidated Funds	$—	$62,735	$36,130	$98,865
_______________
(1) As of June 30, 2019, investments in CLOs had contractual principal amounts of $168.3 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2018:

	As of December 31, 2018
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
United States government obligations	$58,054	$—	$—	$58,054

Included within investments:
United States government obligations	$179,510	$—	$—	$179,510
CLOs(1)	$—	$—	$181,868	$181,868

Investments of consolidated funds:
Bank debt	$—	$91,345	$75,613	$166,958
Corporate bonds	$—	$4,537	$—	$4,537
Total Investments of Consolidated Funds	$—	$95,882	$75,613	$171,495
_______________
(1) As of December 31, 2018, investments in CLOs had contractual principal amounts of $171.5 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.
Reconciliation of Fair Value Measurements Categorized within Level III
Gains and losses, excluding those of the consolidated funds are recorded within net gains (losses) on investments in the consolidated statements of comprehensive income (loss), and gains and losses of the consolidated funds are recorded within net gains (losses) of consolidated funds. Amortization of premium, accretion of discount and foreign exchange gains and losses on non-U.S. Dollar investments are also included within gains and losses in the tables below.
The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended June 30, 2019:

	March 31, 2019	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	June 30, 2019

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$158,468	$—	$—	$25,903	$(4,615)	$1,791	$181,547

Investments of consolidated funds:
Bank debt	$59,169	$10,777	$(13,974)	$16,873	$(36,635)	$(80)	$36,130

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended June 30, 2018:

	March 31, 2018	Transfers In	Transfers Out	Investment Purchases	Investment Sales / Settlements	Gains / Losses	June 30, 2018

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$286,970	$—	$—	$29,827	$(162,145)	$(6,525)	$148,127

Investments of consolidated funds:
Bank debt	$19,134	$9,410	$(2,705)	$42,537	$(35,986)	$125	$32,515

The following tables summarize the changes in the Company’s Level III assets and liabilities for the six months ended June 30, 2019:

	December 31, 2018	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	June 30, 2019

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$181,868	$—	$—	$26,711	$(27,750)	$718	$181,547

Investments of consolidated funds:
Bank debt	$75,613	$8,702	$(27,313)	$27,128	$(48,592)	$592	$36,130
Corporate bonds	$—	$—	$—	$987	$(981)	$(6)	$—
The following table summarizes the changes in the Company’s Level III assets and liabilities for the six months ended June 30, 2018:

	December 31, 2017	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales	Gains/Losses	June 30, 2018

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$211,749	$—	$—	$106,449	$(164,920)	$(5,151)	$148,127

Investments of consolidated funds:
Bank debt	$18,807	$3,642	$(415)	$71,816	$(61,669)	$334	$32,515

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held as of the reporting date:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$85	$(4,729)	$877	$(3,368)

Investments of consolidated funds:
Bank debt	$114	$4	$694	$76

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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, including its debt obligations and repurchase agreements, approximated their fair values as of June 30, 2019. The fair value measurements for the Company’s debt obligations and repurchase agreements are categorized as Level III within the fair value hierarchy and were determined using independent pricing services.
Loans Sold to CLOs Managed by the Company
In the six months ended June 30, 2018, the Company sold $29.8 million of loans to CLOs managed by the Company. No loans were sold in the six months ended June 30, 2019. These loans were previously purchased by the Company in the open market, and were sold for cash at cost to the CLOs. The loans were accounted for as transfers of financial assets and met the criteria for derecognition under GAAP.
The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold the loans discussed above. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issues by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. In the six months ended June 30, 2018, the Company made $24.9 million of investments related to these retained interests. No investments related to these retained interests were made in the six months ended June 30, 2019. As of June 30, 2019 and December 31, 2018, the Company’s investments in these retained interests had a fair value of $89.8 million and $89.4 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. In the six months ended June 30, 2019 and

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

2018, the Company received $2.0 million and $4.3 million, respectively, of interest and principal payments related to the retained interests.
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

	June 30, 2019	December 31, 2018

	(dollars in thousands)
Assets
Assets of consolidated funds:
Investments of consolidated funds, at fair value	$98,865	$171,495
Other assets of consolidated funds	78,708	21,090
Total Assets	$177,573	$192,585

Liabilities
Liabilities of consolidated funds:
Other liabilities of consolidated funds	76,645	14,541
Total Liabilities	$76,645	$14,541
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
JUNE 30, 2019

The table below presents the net assets of VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	June 30, 2019	December 31, 2018

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$8,331,080	$10,236,438

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned revenues	69,710	62,038
Income and fees receivable	8,417	31,658
Investments in funds	194,975	190,674
Maximum Exposure to Loss	$273,102	$284,370

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

7. LEASES
The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Mumbai, Shanghai, and various other locations and data centers. The Company does not have renewal options, other than a three-year renewal option for its lease in Hong Kong, which was not included in the determination of the related lease asset and liability. The Company also subleases a portion of its office space in London through the end of the lease term. Finally, the Company has finance leases for computer hardware.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

	(dollars in thousands)
Lease Cost
Operating lease cost	$5,146	$10,295
Short-term lease cost	14	32
Finance lease cost - amortization of leased assets	137	274
Finance lease cost - imputed interest on lease liabilities	25	49
Less: Sublease income	(381)	(765)
Net Lease Cost	$4,941	$9,885

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

	(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$7,380	$11,378
Operating cash flows for finance leases	$25	$49
Finance cash flows for finance leases	$—	$457

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$7	$126,007
Finance leases	$—	$1,702

June 30, 2019

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	9.7 years
Finance leases	2.7 years

Weighted average discount rate
Operating leases	7.9%
Finance leases	7.9%

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities
July 1, 2019 to December 31, 2019	$11,230	$156
2020	22,468	618
2021	20,970	618
2022	19,780	—
2023	19,085	—
Thereafter	97,587	—
Total Lease Payments	191,120	1,392
Imputed interest	(57,449)	(103)
Total Lease Liabilities	$133,671	$1,289

As of June 30, 2019, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within investments in the consolidated balance sheets.

Operating Leases

(dollars in thousands)
Sublease Rent Payments Receivable
July 1, 2019 to December 31, 2019	$1,135
2020	1,514
2021	1,514
2022	1,514
2023	1,185
Thereafter	—
Total Sublease Rent Payments Receivable	$6,862

8. DEBT OBLIGATIONS

	Debt Securities	2018 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
July 1, 2019 to December 31, 2019	$—	$—	$—	$—
2020	—	—	—	—
2021	—	—	—	—
2022	40,000	—	—	40,000
2023	40,000	55,000	17,238	112,238
Thereafter	120,000	—	57,758	177,758
Total Payments	200,000	55,000	74,996	329,996
Unamortized discounts & deferred financing costs	(26,155)	(1,261)	(472)	(27,888)
Total Debt Obligations	$173,845	$53,739	$74,524	$302,108

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

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
In connection with the Recapitalization and the Senior Credit Agreement Amendment, the Company repaid $100.0 million of amounts outstanding under the 2018 Term Loan. In accordance with the Cash Sweep, the Company repaid an additional $45.0 million during the first half of 2019 and another $5.0 million on August 1, 2019.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

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
The Amended Senior Credit Agreement contains two financial maintenance covenants. The first financial maintenance covenant states that the Company’s total fee-paying assets under management as of the last day of any fiscal quarter must be greater than $20.0 billion, and the second states that the total net leverage ratio (as defined in the Amended Senior Credit Agreement, which excludes the Debt Securities) as of the last day of any fiscal quarter must be less than (i) 3.00 to 1.00, or (ii) following the third anniversary of the Closing Date, 2.50 to 1.00. As of June 30, 2019, the Company was in compliance with the financial maintenance covenants.
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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs, which investments had fair values of $89.8 million and $112.8 million as of June 30, 2019 and December 31, 2018, respectively.
Carrying amounts presented in the table below are net of discounts, if any, and unamortized deferred financing costs. The maturity date for each CLO Investments Loan is the earlier of the final maturity date presented in the table below or the date at which the Company no longer holds a risk retention investment in the respective CLO.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			June 2019	December 2018

			(dollars in thousands)
November 28, 2016	EURIBOR plus 2.23%	December 15, 2023	$17,125	$17,235
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	17,235	17,224
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,676	21,674
September 14, 2017	EURIBOR plus 2.21%	September 14, 2024	18,488	18,614
February 21, 2018	LIBOR plus 1.27%	February 21, 2019	—	21,060
			$74,524	$95,807

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
On May 29, 2018, the Company entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of June 30, 2019, €30.2 million of the CLO Financing Facility remained available.
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
The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to counterparties related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of June 30, 2019	$78,648	$—	$78,648	$78,648	$—
As of December 31, 2018	$62,801	$—	$62,801	$62,186	$615

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of June 30, 2019	$—	$—	$—	$78,648	$78,648
As of December 31, 2018	$—	$—	$—	$62,801	$62,801

10. PREFERRED UNITS
2016 Preferred Units
Pursuant to a securities purchase agreement, dated September 29, 2016 (the “Purchase Agreement”), certain of the Company’s executive managing directors, including Daniel S. Och (the “EMD Purchasers”), agreed to purchase up to a total of $400.0 million of 2016 Preferred Units, all of which remained issued and outstanding as of December 31, 2018. As of February 7, 2019, all of the 2016 Preferred Units were restructured into the 2019 Preferred Units and Debt Securities, as described in Note 3.
2019 Preferred Units
Pursuant to the 2019 Preferred Unit Designations, the Oz Operating Partnerships issued 2019 Preferred Units with an aggregate liquidation preference of $200.0 million, in exchange for $200.0 million of the 2016 Preferred Units. Other than following the occurrence of a Discount Termination Event (as defined in the 2019 Preferred Unit Designations), the Oz Operating Partnerships have the option to redeem the 2019 Preferred Units at a 25% discount until March 31, 2021, and then at a 10% discount at any time between April 1, 2021 and March 30, 2022. Any mandatory payments as a result of the Cash Sweep will be entitled to the same discount. To the extent that the 2019 Preferred Units are not repaid in full prior to March 31, 2022, at the option of the holder thereof, all or any portion of the 2019 Preferred Units will be converted into Debt Securities in an aggregate principal amount equal to the Liquidation Value (as defined below) of such 2019 Preferred Units, with such Debt Securities having the same terms as the existing $200.0 million of Debt Securities.
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
JUNE 30, 2019

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
11. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	June 30, 2019	December 31, 2018

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$54,257	$54,257
Computer hardware and software	46,269	48,178
Furniture, fixtures and equipment	8,373	8,373
Accumulated depreciation and amortization	(71,285)	(67,558)
Fixed assets, net	37,614	43,250
Goodwill	22,691	22,691
Prepaid expenses	16,928	11,629
Other	7,894	4,833
Total Other Assets, Net	$85,127	$82,403

12. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	June 30, 2019	December 31, 2018

	(dollars in thousands)
Accrued expenses	$18,100	$27,683
Unused trade commissions	5,822	8,615
Uncertain tax positions	7,000	7,000
Deferred rent credit	—	6,231
Trades payable	—	4,978
Other	6,870	9,096
Total Other Liabilities	$37,792	$63,603

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

13. REVENUES
The following table presents management fees and incentive income recognized as revenues for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$34,219	$30,800	$44,394	$31,094
Credit
Opportunistic credit funds(1)	10,704	2,069	7,997	(3,704)
Institutional Credit Strategies	13,848	—	12,555	—
Real estate funds	2,417	1,888	5,077	6,324
Other	212	—	570	942
Total	$61,400	$34,757	$70,593	$34,656

_______________
(1) Revenues for opportunistic credit funds in 2018 are reflective of a contract modification that resulted in an offset to previously recognized revenues.
The following table presents management fees and incentive income recognized as revenues for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$68,600	$45,784	$88,800	$42,926
Credit
Opportunistic credit funds	21,139	32,989	19,104	30,531
Institutional Credit Strategies	27,571	—	23,748	—
Real estate funds	7,249	9,182	9,841	11,091
Other	464	—	1,550	942
Total	$125,023	$87,955	$143,043	$85,490

A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, for which incentive income has not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. The following table presents the activity in the Company’s unearned incentive income for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Beginning of Period	$61,397	$143,710
Effects of adoption of ASU 2014-09	—	(99,422)
Amounts collected during the period	11,338	23,336
Amounts recognized during the period	(6,427)	(10,369)
End of Period	$66,308	$57,255

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.
The following table presents the composition of the Company’s income and fees receivable as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

	(dollars in thousands)
Management fees	$22,137	$20,368
Incentive income	29,208	62,475
Income and Fees Receivable	$51,345	$82,843

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
The following table presents information regarding the impact of equity-based compensation grants on the Company’s consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Expense recorded within compensation and benefits	$37,095	$23,366	$74,318	$45,537
Corresponding tax benefit	$4,616	$2,094	$6,552	$3,820

The following tables present activity related to the Company’s unvested equity awards for the six months ended June 30, 2019:

	Equity-Classified RSUs		Liability-Classified RSUs		PSUs
	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested PSUs	Weighted-Average Grant-Date Fair Value
December 31, 2018	3,784,536	$30.00	433,133	$66.75	1,000,000	$11.82
Granted	1,561,250	$13.91	57,295	$14.37	—	$—
Vested	(766,839)	$23.24	—	$—	—	$—
Canceled or forfeited	(143,324)	$27.55	—	$—	—	$—
June 30, 2019	4,435,623	$25.63	490,428	$60.36	1,000,000	$11.82

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

	Group A Units		Group E Units		Group P Units
	Unvested Group A Units	Weighted-Average Grant-Date Fair Value	Unvested Group E Units	Weighted-Average Grant-Date Fair Value	Unvested Group P Units	Weighted-Average Grant-Date Fair Value
December 31, 2018	74,962	$105.26	—	$—	3,460,000	$12.46
Granted	—	$—	13,542,440	$8.22	—	$—
Vested	(24,271)	$105.26	(1,173,671)	$8.12	—	$—
Canceled or forfeited	(26,421)	$105.26	(56,620)	$8.12	(250,000)	$12.46
June 30, 2019	24,270	$105.26	12,312,149	$8.23	3,210,000	$12.46

Restricted Share Units (RSUs)
An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board, upon completion of the requisite service period. All of the RSUs granted to date accrue dividend equivalents equal to the dividend amounts paid on the Company’s Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs that also accrue additional dividend equivalents. As a result, dividend equivalents declared on equity-classified RSUs are recorded similar to a stock dividend, resulting in (i) increases in the Company’s accumulated deficit and the accumulated deficit component of noncontrolling interests on the same pro rata basis as earnings of the Oz Operating Group are allocated and (ii) increases in the Company’s additional paid-in capital and the paid-in capital component of noncontrolling interests on the same pro rata basis. No compensation expense is recognized related to these dividend equivalents. Delivery of dividend equivalents on outstanding RSUs is contingent upon the vesting of the underlying RSUs.
As a result of the Recapitalization, the Company modified certain RSUs provided to certain executive managing directors to cap the cumulative distributions that the RSUs would be entitled to receive during the Distribution Holiday. As the resulting fair value of the RSUs was lower than the original grant fair value, the Company continues to recognize the compensation expense that would have been previously recognized prior to the modification.
As of June 30, 2019, total unrecognized compensation expense related to equity-classified RSUs totaled $79.6 million with a weighted-average amortization period of 2.6 years. As of June 30, 2019, total unrecognized compensation expense related to liability-classified RSUs totaled $26.2 million with a weighted-average amortization period of 3.5 years.
The following table presents information related to the settlement of RSUs:

	Six Months Ended June 30,
	2019	2018

	(dollars in thousands)
Fair value of RSUs settled in Class A Shares	$9,934	$4,133
Fair value of RSUs settled in cash	$—	$276
Fair value of RSUs withheld to satisfy tax withholding obligations	$661	$2,364
Number of RSUs withheld to satisfy tax withholding obligations	35,502	107,593
PSUs
As of June 30, 2019, total unrecognized compensation expense related to these units totaled $6.4 million with a weighted-average amortization period of 1.7 years. See the Company’s Annual Report for additional information regarding the PSUs.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

Group A Units
As of June 30, 2019, total unrecognized compensation expense related to the Group A Units totaled $2.0 million with a weighted-average amortization period of 0.8 years. See the Company’s Annual Report for additional information regarding the Group A Units.
Group E Units
As a part of the Recapitalization described in Note 3, the Company granted Group E Units. The Group E Units are not entitled to participate in distributions during the Distribution Holiday. The right of the Group E Units to participate in distributions is considered a performance condition that does not affect vesting. The Company is required to recognize compensation cost based on the grant date fair value of Group E Units where the performance condition is probable of being met. The fair value of the Group E Units was calculated using the price of the Company’s Class A Shares at the date of grant, adjusted to reflect that Group E Units are not entitled to participate in distributions during the Distribution Holiday and for post-vesting transfer restrictions. As of June 30, 2019, total unrecognized compensation expense related to these units totaled $79.4 million with a weighted-average amortization period of 2.2 years. Expense for the Group E Units is recognized on an accelerated basis (i.e., each tranche will be recognized over its respective service period), as the value of the award is dependent at least in part on a performance condition.
Group P Units
As of June 30, 2019, total unrecognized compensation expense related to the Group P Units totaled $14.1 million with a weighted-average amortization period of 1.4 years. See the Company’s Annual Report for additional information regarding the Group P Units.
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
Changes in Tax Status and Legal Structure
The Oz Operating Partnerships are partnerships for U.S. federal income tax purposes. The Registrant was a partnership for U.S. federal income tax purposes until the Corporate Classification Change on April 1, 2019. Prior to the Corporate Classification Change, only a portion of the income the Company earned has been subject to corporate-level income taxes in the United States and foreign jurisdictions.
The amount of incentive income the Company earns in a given year, the resultant flow of revenues and expenses through the Company’s legal entity structure, the effect that changes in the Class A Share price may have on the ultimate deduction the Company is able to take related to the settlement of RSUs, and any change in future enacted income tax rates may have a significant impact on the Company’s income tax provision and effective income tax rate.
As a result of the Corporate Classification Change, the Company recognized $5.6 million of additional tax expense during the second quarter of 2019. Had the Company been treated as a corporation in prior periods presented herein, there would not have been a material change in income tax expense. Following the Corporate Classification Change, generally all of the

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

income the Registrant earns will be subject to corporate-level income taxes in the United States allowing us to realize a portion of our deferred tax assets on an accelerated basis as compared to under our prior structure.
The Company’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of the Corporate Classification Change, inclusive of an analysis of tax basis and state tax implications of certain partnerships and their underlying assets and liabilities as of April 1, 2019. The Company’s estimate is based on the most recent information available; however, the impact of the conversion cannot be finally determined until the Company’s 2019 tax returns have been finalized. The Company does not currently expect such information to become available until 2020. The tax basis and state impact of the partnerships and their underlying assets and liabilities are based on estimates subject to finalization of the Company’s tax returns, and the impact of the Corporate Classification Change may differ, possibly materially, from the current estimates described herein.
The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
Income passed through to noncontrolling interests	-78.62%	-15.17%	-54.78%	-16.77%
Nondeductible transaction costs	-2.85%	—%	-23.15%	—%
Tax effects of income recorded to equity in connection with the Recapitalization	—%	—%	17.18%	—%
Foreign income taxes	-34.29%	-2.29%	-25.05%	-6.42%
RSU excess deferred income tax write-off	-15.57%	-0.44%	-17.32%	-2.21%
State and local income taxes	-160.11%	0.87%	-73.23%	-1.06%
Income not subject to entity level tax	—%	2.99%	4.64%	3.03%
Other, net	6.40%	0.07%	7.38%	0.01%
Effective Income Tax Rate	-264.04%	7.03%	-143.33%	-2.42%

The Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the Company had a liability for unrecognized tax benefits of $7.0 million. As of and for the six months ended June 30, 2019, the Company did not accrue interest or penalties related to uncertain tax positions. As of June 30, 2019, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $3.1 million as of June 30, 2019.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

16. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Occupancy and equipment	$7,524	$7,830	$15,108	$14,295
Professional services	6,730	9,035	21,690	22,506
Information processing and communications	5,488	6,607	10,850	13,401
Recurring placement and related service fees	3,503	4,161	6,845	8,510
Insurance	2,172	1,835	4,324	3,687
Business development	859	1,163	1,957	2,253
Foreign exchange (gains) and losses	(402)	1,504	(354)	2,587
Other expenses	2,553	3,374	5,795	6,120
	28,427	35,509	66,215	73,359
Settlements expense	—	13,000	—	13,000
Total General, Administrative and Other	$28,427	$48,509	$66,215	$86,359

17. (LOSS) EARNINGS PER CLASS A SHARE
Basic (loss) earnings per Class A Share is computed by dividing the net (loss) income attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended June 30, 2019 and 2018, the Company included 164,777 and 137,966 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share. For the six months ended June 30, 2019 and 2018, the Company included 174,461 and 160,922 RSUs, respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share.
When calculating dilutive (loss) earnings per Class A Share, the Company applies the treasury stock method to unvested RSUs and the if-converted method to vested Group A Units and Group E Units. The Company applies the treasury stock method to unvested Group A Units and Group E Units and the if-converted method on the resulting number of units that would be issued. The Company did not include the Group P Units or PSUs in the calculations of dilutive (loss) earnings per Class A Share, as the applicable market performance conditions have not yet been met as of June 30, 2019.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

The following tables present the computation of basic and diluted earnings per Class A Share:

Three Months Ended June 30, 2019	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(8,625)	20,722,510	$(0.42)
Effect of dilutive securities:
Group A Units	(8,146)	15,991,502		—
Group E Units	—	—		13,541,818
RSUs	—	—		4,882,433
Diluted	$(16,771)	36,714,012	$(0.46)

Three Months Ended June 30, 2018	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(12,256)	19,256,246	$(0.64)
Effect of dilutive securities:
Group A Units	—	—		26,148,948
RSUs	—	—		4,886,465
Diluted	$(12,256)	19,256,246	$(0.64)

Six Months Ended June 30, 2019	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$28,458	20,599,616	$1.38
Effect of dilutive securities:
Group A Units	—	—		18,018,619
Group E Units	—	5,291,581		—
RSUs	—	50,908		—
Diluted	$28,458	25,942,105	$1.10

Six Months Ended June 30, 2018	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(8,766)	19,239,761	$(0.46)
Effect of dilutive securities:
Group A Units	—	—		26,301,434
RSUs	—	—		4,184,987
Diluted	$(8,766)	19,239,761	$(0.46)

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

18. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to the Company’s executive managing directors under the tax receivable agreement, as discussed further in Note 19. The Company made no payments under the tax receivable agreement in the six months ended June 30, 2019 and 2018.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
As of June 30, 2019 and 2018, respectively, approximately $1.1 billion and $2.4 billion of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of June 30, 2019 and 2018, approximately 30% and 28%, of these assets under management were not charged management fees and were not subject to an incentive income calculation.
The following table presents management fees and incentive income charged on investments held by its executive managing directors, employees and certain other related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$1,671	$4,391	$4,396	$6,473
Incentive income	$3,207	$1,190	$4,768	$2,454

Other
In connection with the Recapitalization described in Note 3, the Company paid for Mr. Och’s expenses incurred in connection with these transactions in the amount of $5.0 million, of which $4.5 million had been incurred in the fourth quarter of 2018, and the remainder was incurred in the first quarter of 2019. In addition, the Company will pay for reasonable expenses, if any, incurred by holders of the 2019 Preferred Units in connection with protecting the interests or enforcing the rights of such securities. See Note 10 for additional details.
19. COMMITMENTS AND CONTINGENCIES
Tax Receivable Agreement
The purchase of Group A Units from the executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”) with the proceeds from the 2007 Offerings, and subsequent taxable exchanges by them of Partner Equity Units for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Oz Operating Group that would not otherwise have been available. The Company anticipates that any such tax basis

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Oz Operating Group, and the Company will derive its tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, the Company’s depreciation and amortization expenses and will therefore reduce the amount of tax that Oz Corp and any other future corporate taxpaying entities that acquire Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group Inc. once it became treated as a corporate taxpayer following the Corporate Classification Change) have agreed to pay the executive managing directors and the Ziffs a percentage of the amount of cash savings, if any, in federal, state and local income taxes in the United States that these entities actually realize related to their units as a result of such increases in tax basis. For tax years prior to 2019, such percentage was 85% of such annual cash savings under the tax receivable agreement.
The Company recorded its initial estimate of future payments under the tax receivable agreement as a decrease to additional paid-in capital and an increase in amounts due to related parties in the consolidated financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings in the consolidated statements of comprehensive income (loss).
In connection with the Recapitalization, the Company amended the tax receivable agreement to provide that, conditioned on Och-Ziff Capital Management Group Inc. electing to be classified as, or converting into, a corporation for U.S. tax purposes, (i) no amounts are due or payable with respect to the 2017 tax year, (ii) only partial payments equal to 85% of the excess of such cash savings that would otherwise be due over 85% of such cash savings determined assuming that taxable income equals Economic Income (the “2018 Excess Amount”) are due and payable in respect of the 2018 tax year and (iii) the percentage of cash savings required to be paid with respect to the 2019 tax year and thereafter, as well as with respect to cash savings from subsequent exchanges, is reduced to 75%. The amendment to the tax receivable agreement was effective on April 1, 2019, the date on which the Registrant changed its tax classification from a partnership to a corporation. As a result of the amendment to the tax receivable agreement, in the second quarter of 2019, the Company released $66.3 million of previously accrued tax receivable agreement liability, which reduced its deferred income tax assets by $16.0 million. The net impact of $50.3 million was recognized as an increase to additional paid-in capital.
In connection with the departure of certain former executive managing directors since the 2007 Offerings, the right to receive payments under the tax receivable agreement by those former executive managing directors was contributed to the Oz Operating Group. As a result, the Company expects to pay to the other executive managing directors and the Ziffs approximately 69% of the amount of cash savings, if any, in federal, state and local income taxes in the United States that the Company realizes as a result of such increases in tax basis with respect to future tax years. To the extent that the Company does not realize any cash savings, it would not be required to make corresponding payments under the tax receivable agreement.
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Oz Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of June 30, 2019, the estimated future payment under the tax receivable agreement was $206.1 million, which is recorded in due to related parties on the consolidated balance sheets.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

The table below presents management’s estimate as of June 30, 2019, of the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
July 1, 2019 to December 31, 2019	$—
2020	27,363
2021	28,045
2022	33,633
2023	34,540
Thereafter	82,510
Total Payments	$206,091

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
The Company has unfunded capital commitments of $29.2 million to certain funds it manages. It expects to fund these commitments over the next three years. In addition, certain related parties of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $70.0 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
Other Contingencies
In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

Segment Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Oz Funds:
Economic Income Revenues	$93,319	$93,738	$198,383	$207,385
Economic Income	$34,043	$5,618	$67,333	$56,893
Real Estate:
Economic Income Revenues	$4,116	$10,901	$16,034	$20,300
Economic Income	$(1,631)	$2,576	$2,856	$4,043
Total Company:
Economic Income Revenues	$97,435	$104,639	$214,417	$227,685
Economic Income	$32,412	$8,194	$70,189	$60,936

Reconciliation of Segment Revenues to Consolidated Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Total consolidated revenues	$103,508	$109,766	$226,702	$238,176
Adjustment to management fees(1)	(3,765)	(4,477)	(7,373)	(9,218)
Adjustment to other revenues(2)	—	—	—	(39)
Income of consolidated funds	(2,308)	(650)	(4,912)	(1,234)
Total Segment Revenues	$97,435	$104,639	$214,417	$227,685
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

(2)	Adjustment to exclude realized gains on sale of fixed assets.

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2019

Reconciliation of Segment Economic Income to Net (Loss) Income Attributable to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders	$(8,625)	$(12,256)	$28,458	$(8,766)
Change in redemption value of Preferred Units	—	—	(44,364)	—
Net Loss Allocated to Och-Ziff Capital Management Group Inc.	$(8,625)	$(12,256)	$(15,906)	$(8,766)
Net loss allocated to Group A Units	(8,148)	(21,915)	(15,517)	(13,545)
Equity-based compensation, net of RSUs settled in cash	37,095	23,366	74,318	45,261
Adjustment to recognize deferred cash compensation in the period of grant	2,017	1,974	4,585	14,757
Recapitalization-related non-cash interest expense accretion	4,104	—	6,415	—
Income taxes	10,134	(2,524)	13,520	488
Net losses on early retirement of debt	595	14,303	6,053	14,303
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	1,282	555	3,659	393
Changes in tax receivable agreement liability	(5,362)	—	(5,362)	—
Depreciation, amortization and net gains and losses on fixed assets	2,364	2,794	4,775	5,166
Other adjustments	(3,044)	1,897	(6,351)	2,879
Economic Income	$32,412	$8,194	$70,189	$60,936

21. SUBSEQUENT EVENTS
Dividend
On August 2, 2019, the Company announced a cash dividend of $0.32 per Class A Share. The dividend is payable on August 21, 2019, to holders of record as of the close of business on August 14, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes included in Item 1 of this quarterly report and with our audited consolidated financial statements and the related notes included in our Annual Report. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under “Forward-Looking Statements” in this report, in our Annual Report, including the disclosures under “Item 1A. Risk Factors” therein, and in other reports we file with the SEC, that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. An investment in our Class A Shares is not an investment in any of our funds.
Overview
Recapitalization
As discussed in Note 3, on February 7, 2019, we completed the Recapitalization, which included a series of transactions that involved the reallocation of certain ownership interests in the Oz Operating Group to existing members of senior management, a “Distribution Holiday” on interests held by active and former executive managing directors, an amendment to the tax receivable agreement, a “Cash Sweep” to pay down the 2018 Term Loan and 2019 Preferred Units, and various other related transactions.
As part of the Recapitalization, we restructured the previously outstanding $400.0 million of 2016 Preferred Units into $200.0 million of 2019 Preferred Units and $200.0 million of Debt Securities. Additionally, we repaid $100.0 million of the debt outstanding under the 2018 Term Loan and terminated the $100.0 million of undrawn commitments under the 2018 Revolving Credit Facility. In accordance with the Cash Sweep, we repaid an additional $45.0 million during the first half of 2019 and another $5.0 million on August 1, 2019. See Note 8 for additional details.
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
Effects of Adoption of Lease Accounting Standard
We adopted ASU No. 2016-02, Leases (Topic 842), as amended, as of January 1, 2019 (“ASC 842”), and applied ASC 842 to lease arrangements outstanding as of the date of adoption. Adoption of ASC 842 resulted in the recognition of $126.0 million and $135.9 million of operating lease assets and liabilities, respectively, with the net of these amounts offsetting the deferred rent credit liability in existence immediately prior to adoption.
Overview of Our Financial Results
We reported GAAP net loss attributable to class A shareholders of $8.6 million for the second quarter of 2019, compared to loss of $12.3 million for the second quarter of 2018, and GAAP net income of $28.5 million for the first half of 2019, compared to net loss of $8.8 million for the first half of 2018.
The increases in net income attributable to Class A Shareholders year-over-year were primarily due to the loss recognized on early retirement of debt in the prior year period, a settlements expense accrual taken in the prior year period, as well as reductions across various operating expense categories. These improvements were partially offset by higher compensation and benefits expense driven primarily by the Recapitalization-related equity-based compensation grants, as well as lower management fees. Additionally, the net income was reduced by higher income tax expense, partially offset by a change in tax receivable agreement liability.
Economic Income was $32.4 million for the second quarter of 2019, compared to $8.2 million for the second quarter of 2018. This improvement was primarily due to a decrease in interest expense, a decrease in compensation and benefits expenses, as well as reductions across various operating expense categories. These decreases in expenses were partially offset by lower management fees.
Economic Income was $70.2 million for the first half of 2019, compared to $60.9 million for the first half of 2018. This improvement was primarily due to a decrease in interest expense, a decrease in salaries and benefits, as well as reductions across various operating expense categories. These decreases in expenses were partially offset by lower management fees and higher bonus expense.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $33.7 billion as of June 30, 2019. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $22.0 billion, comprising 65% of our total assets under management as of June 30, 2019. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $23.9 billion, comprising 71% of assets under management as of June 30, 2019.
Assets under management in our multi-strategy funds totaled $9.8 billion as of June 30, 2019, decreasing $2.9 billion, or 23%, year-over-year. This change was driven by net capital outflows of $3.2 billion, primarily in the Oz Master Fund, our largest multi-strategy fund; and $83.1 million of distributions to investors in certain smaller funds that we have decided to close. These decreases were partially offset by performance-related appreciation of $371.8 million.
Oz Master Fund generated a gross return of 14.8% and a net return of 11.7% year-to-date through June 30, 2019. Oz Master Fund delivered positive returns across all major strategies in the period with performance driven primarily by global equities, merger arbitrage and corporate credit. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the Oz Master Fund.
Assets under management in our dedicated credit products totaled $20.7 billion as of June 30, 2019, increasing$2.5 billion, or 14%, year-over-year. This change was driven by capital net inflows of $2.9 billion, partially offset by $387.4 million of distributions and other reductions, and performance-related depreciation of $22.8 million.
Assets under management in our opportunistic credit funds totaled $6.0 billion as of June 30, 2019, increasing $506.5 million, or 9%, year-over-year. This change was driven by $441.0 million of net inflows, and $149.8 million of performance-related appreciation. These increases were partially offset by $84.2 million of distributions in our closed-end opportunistic credit funds.
Oz Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 4.4% and a net return of 3.3% year-to-date through June 30, 2019. Performance was broad-based with gains across both the corporate and structured credit strategies, and geographies. Assets under management for the fund were $1.7 billion as of June 30, 2019.
Assets under management in Institutional Credit Strategies totaled $14.7 billion as of June 30, 2019, increasing $2.0 billion, or 15%, year-over-year. The increase was driven primarily by the closing of additional CLOs and our second aircraft securitization.
Assets under management in our real estate funds totaled $2.9 billion as of June 30, 2019, increasing $382.2 million, or 15%, year-over-year. Since inception through June 30, 2019, the gross internal rate of return (“IRR”) was 32.9% and 21.5% net for Och-Ziff Real Estate Fund II (for which the investment period ended in 2014), and 25.4% gross and 16.0% net for Och-Ziff Real Estate Fund I (for which the investment period ended in 2010).

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
In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific company events (including the Recapitalization and the Corporate Classification Change), we could experience increased redemptions and a consequent reduction in our assets under management. Over the past few years, our assets under management have declined and this trend may continue to some extent for some period of time in light of the 2016 settlements. However, throughout the latter part of 2017 and 2018, net outflows from our multi-strategy funds began to normalize and were partially offset by growth in our CLOs business, as well as positive fund performance. We believe that strong fund performance should translate to inflows, although we cannot pinpoint the timing.
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of June 30, 2019, approximately 3% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 30% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

Appreciation (depreciation) within Institutional Credit Strategies includes the effects of changes in the par value of the underlying collateral of the CLOs, foreign currency translation changes in the measurement of assets under management of our European CLOs and changes in the portfolio appraisal values for aircraft securitizations.
Summary of Changes in Assets Under Management
The tables below present the changes to our assets under management for the respective periods based on the type of funds or investment vehicles we manage.

	Three Months Ended June 30, 2019
	March 31, 2019	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2019

	(dollars in thousands)
Multi-strategy funds	$10,292,551	$(848,872)	$(5,699)	$337,415	$9,775,395
Credit
Opportunistic credit funds	5,787,118	188,858	(5,204)	55,183	6,025,955
Institutional Credit Strategies	13,365,643	1,460,664	(1,986)	(105,580)	14,718,741
Real estate funds	2,652,488	279,085	(10,048)	—	2,921,525
Other	224,146	—	(6,296)	—	217,850
Total	$32,321,946	$1,079,735	$(29,233)	$287,018	$33,659,466

	Three Months Ended June 30, 2018
	March 31, 2018	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2018

	(dollars in thousands)
Multi-strategy funds	$13,325,230	$(366,710)	$(491,023)	$235,571	$12,703,068
Credit
Opportunistic credit funds	5,424,991	(51,237)	(2,801)	148,468	5,519,421
Institutional Credit Strategies	11,176,106	1,621,887	—	(50,666)	12,747,327
Real estate funds	2,471,498	77,804	(9,917)	(33)	2,539,352
Other	438,734	(34,599)	(5,087)	169	399,217
Total	$32,836,559	$1,247,145	$(508,828)	$333,509	$33,908,385

	Six Months Ended June 30, 2019
	December 31, 2018	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2019

	(dollars in thousands)
Multi-strategy funds	$10,420,858	$(1,735,225)	$(26,977)	$1,116,739	$9,775,395
Credit
Opportunistic credit funds	5,751,411	125,328	(32,176)	181,392	6,025,955
Institutional Credit Strategies	13,491,734	1,474,170	(109,133)	(138,030)	14,718,741
Real estate funds	2,577,040	354,555	(10,048)	(22)	2,921,525
Other	286,635	(62,868)	(6,296)	379	217,850
Total	$32,527,678	$155,960	$(184,630)	$1,160,458	$33,659,466

	Six Months Ended June 30, 2018
	December 31, 2017	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2018

	(dollars in thousands)
Multi-strategy funds	$13,695,040	$(918,380)	$(594,991)	$521,399	$12,703,068
Credit
Opportunistic credit funds	5,513,618	(150,077)	(118,786)	274,666	5,519,421
Institutional Credit Strategies	10,136,991	2,653,517	—	(43,181)	12,747,327
Real estate funds	2,495,190	77,804	(33,593)	(49)	2,539,352
Other	587,723	(35,169)	(159,258)	5,921	399,217
Total	$32,428,562	$1,627,695	$(906,628)	$758,756	$33,908,385
In the six months ended June 30, 2019, our funds experienced performance-related appreciation of $1.2 billion and net inflows of $156.0 million. The net inflows were comprised of $2.3 billion of gross inflows and $2.1 billion of gross outflows due to redemptions, primarily in our multi-strategy funds. In 2019, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from corporate, institutional and other, fund-of-funds, and pensions, while related parties were the largest source of gross outflows. The net outflows include approximately $885.9 million of redemptions to former executive managing directors, the majority of which were driven by the anticipated Liquidity Redemption discussed in Note 3. Since June 30, 2019, estimated assets under management decreased to $33.2 billion as of August 1, 2019, which includes approximately $89 million of affiliate redemptions, the majority of which relates to the Liquidity Redemption.
In the six months ended June 30, 2018, our funds experienced performance-related appreciation of $758.8 million and net inflows of $1.6 billion. The net inflows were comprised of $3.5 billion of gross inflows, primarily due to launches of new CLOs, and $1.9 billion of gross outflows due to redemptions. We also had $906.6 million in distributions and other reductions related to closed-end funds that are in the process of realizing investments and making distributions to investors in those funds, as well as to certain smaller funds that we have decided to close. Our outflows in the first half of 2018 started to normalize. In the first half of 2018, excluding Institutional Credit Strategies products, our largest sources of gross inflows were from corporations, institutional and other, fund-of-funds and pensions, while related parties were the largest sources of gross outflows.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Weighted-average assets under management	$32,125,578	$32,680,905	$31,858,459	$32,515,304
Average management fee rates	0.72%	0.80%	0.74%	0.83%
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
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 0.95% to 2.25% annually of assets under management. For the second quarter of 2019, our multi-strategy funds had an average management fee rate of 1.30%.
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

	Assets Under Management as of June 30,		Returns for the Six Months Ended June 30,				Annualized Returns Since Inception Through June 30, 2019
	2019	2018	2019		2018
			Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Oz Master Fund(1)	$8,886,655	$11,104,223	14.8%	11.7%	6.2%	4.4%	16.3%	(1)	11.4%	(1)
Oz Enhanced Master Fund	693,290	683,444	24.6%	19.8%	9.2%	6.7%	14.9%		10.2%
Other funds	195,450	915,401	n/m	n/m	n/m	n/m	n/m		n/m
	$9,775,395	$12,703,068
_______________
n/m not meaningful

(1)
The annualized returns since inception are those of the Oz Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Oz Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Oz Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Oz Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of June 30, 2019, the gross and net annualized returns since the Oz Master Fund’s inception on January 1, 1998 were 12.8% and 8.7%, respectively.

The $2.9 billion, or 23%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $3.2 billion, primarily from the Oz Master Fund, our largest multi-strategy fund, and distributions of $83.1 million in certain other multi-strategy funds that we have decided to close. These decreases were partially offset by performance-related appreciation of $371.8 million. In 2019, the largest sources of gross outflows from our multi-strategy funds were attributable to pensions and related parties.
For the first half of 2019, the Oz Master Fund generated a gross return of 14.8% and a net return of 11.7%. Oz Master Fund delivered positive returns across all major strategies in the period with performance driven primarily by global equities, merger arbitrage and corporate credit.
For the first half of 2018, the Oz Master Fund generated a gross return of 6.2% and a net return of 4.4%. Oz Master Fund’s return was broad based, with positive performance for the quarter in all of its major strategies.
Credit

	Assets Under Management as of June 30,
	2019	2018

	(dollars in thousands)
Opportunistic credit funds	$6,025,955	$5,519,421
Institutional Credit Strategies	14,718,741	12,747,327
	$20,744,696	$18,266,748
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.50% to 2.00% annually of the net asset value of these funds. For the second quarter of 2019, our opportunistic credit funds had an average management fee rate of 0.73%.

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

	Assets Under Management as of June 30,		Returns for the Six Months Ended June 30,				Annualized Returns Since Inception Through June 30, 2019
	2019	2018	2019		2018
			Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Oz Credit Opportunities Master Fund	$1,691,379	$1,764,733	4.4%	3.3%	8.9%	6.2%	15.8%	11.5%
Customized Credit Focused Platform	3,239,374	3,081,947	6.9%	5.2%	7.5%	5.6%	17.6%	13.3%
Closed-end opportunistic credit funds	550,079	224,081	See below for return information on our closed-end opportunistic credit funds.
Other funds	545,123	448,660	n/m	n/m	n/m	n/m	n/m	n/m
	$6,025,955	$5,519,421
_______________
n/m not meaningful
Assets under management in our opportunistic credit funds increased by $506.5 million, or 9%, year-over-year. This change was driven by $441.0 million of net inflows and $149.8 million of performance-related appreciation, partially offset by $84.2 million of distributions in our closed-end opportunistic credit funds.
For the first half of 2019, the Oz Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 4.4% and a net return of 3.3%. Performance was broad-based with gains across both the corporate and structured credit strategies, and geographies.
For the first half of 2018, the Oz Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 8.9% and a net return of 6.2%. Performance was broad-based with gains across both the corporate and structured credit strategies.
The table below presents assets under management, investment performance and other information for our closed-end opportunistic credit funds. Our closed-end opportunistic credit funds follow a European-style waterfall, whereby incentive income may be paid to us only after a fund investor receives distributions in excess of their total contributed capital and a preferential return, which is generally 6% to 8%. Incentive income related to these funds is generally equal to 20% of the cumulative realized profits in excess of the preferential return attributable to each investor over the life of the fund. Once the investment performance has exceeded the preferential return, we may receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these funds. These funds have concluded their investment periods, and therefore we expect assets under management for these funds to decrease as investments are sold and the related proceeds are distributed to the investors in these funds.

	Assets Under Management as of June 30,		Inception to Date as of June 30, 2019
					IRR
	2019	2018	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Oz European Credit Opportunities Fund (2012-2015)	$1,240	$46,090	$459,600	$305,487	15.7%	11.8%	1.5x
Oz Structured Products Domestic Fund II (2011-2014)	61,228	82,023	326,850	326,850	19.8%	15.6%	2.1x
Oz Structured Products Offshore Fund II (2011-2014)	64,860	84,196	304,531	304,531	17.3%	13.5%	1.9x
Oz Structured Products Offshore Fund I (2010-2013)	4,580	6,109	155,098	155,098	23.9%	19.1%	2.1x
Oz Structured Products Domestic Fund I (2010-2013)	4,260	5,486	99,986	99,986	22.7%	18.1%	2.0x
Other funds	413,911	177	414,750	11,127	n/m	n/m	n/m
	$550,079	$224,081	$1,760,815	$1,203,079
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of June 30, 2019, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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
Assets under management for Institutional Credit Strategies, which are primarily comprised of our CLOs, are generally based on the par value of the collateral and cash held in the CLOs. However, assets under management are reduced for any investments in our CLOs held by our other funds in order to avoid double counting these assets. Management fees for Institutional Credit Strategies, which includes our CLOs and aircraft securitization vehicles, generally range from 0.35% to 0.50% annually of assets under management. For the second quarter of 2019, Institutional Credit Strategies had an average management fee rate of 0.47% gross of rebates on cross-investments from other funds we manage (0.39% net of such rebates).
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

The OZLM CLOs presented below are our U.S. CLOs, whereas the OZLME CLOs are our European CLOs.

			Assets Under Management as of June 30,
	Initial Closing Date (Most Recent Refinance Date)	Deal Size	2019	2018

		(dollars in thousands)
CLOs
OZLM I	July 19, 2012 (July 24, 2017)	$523,550	$495,746	$496,421
OZLM II	November 1, 2012 (August 29, 2018)	567,100	507,940	508,227
OZLM III	February 20, 2013 (December 15, 2016)	653,250	605,880	607,892
OZLM IV	June 27, 2013 (September 15, 2017)	615,500	536,821	539,585
OZLM VI	April 16, 2014 (April 17, 2018)	621,250	593,369	594,290
OZLM VII	June 26, 2014 (July 17, 2018)	636,775	593,286	792,034
OZLM VIII	September 9, 2014 (November 15, 2018)	622,250	594,877	593,984
OZLM IX	December 22, 2014 (November 8, 2018)	510,208	498,227	498,264
OZLM XI	March 12, 2015 (August 18, 2017)	541,532	513,735	515,151
OZLM XII	May 28, 2015 (September 18, 2018)	565,650	546,049	548,200
OZLM XIII	August 6, 2015 (September 18, 2018)	511,600	491,357	494,418
OZLM XIV	December 21, 2015 (June 4, 2018)	507,420	499,878	500,992
OZLM XV	December 20, 2016	409,250	394,957	395,505
OZLME I	December 15, 2016	430,490	453,403	465,059
OZLM XVI	June 8, 2017	410,250	399,548	400,021
OZLM XVII	August 3, 2017	512,000	497,587	497,830
OZLME II	September 14, 2017	494,708	450,598	462,407
OZLM XIX	November 21, 2017	610,800	600,122	600,329
OZLM XXI	January 26, 2018	510,600	500,299	500,956
OZLME III	January 31, 2018	509,118	453,221	466,138
OZLM XXII	February 22, 2018	509,200	463,338	466,967
OZLM XVIII	April 4, 2018	508,000	498,260	499,622
OZLM XX	May 11, 2018	464,150	446,739	447,813
OZLME IV	August 1, 2018	479,385	456,193	—
OZLME V	December 11, 2018	471,987	456,353	—
OZLM XXIII	May 2, 2019	505,425	483,975	—
OZLME VI	June 20, 2019	462,146	456,363	—
		14,163,594	13,488,121	11,892,105
STARR 2018-1	June 27, 2018	696,000	497,611	680,231
STARR 2019-1	April 18, 2019	589,000	542,822	—
Other funds	n/a	n/a	190,187	174,991
		$15,448,594	$14,718,741	$12,747,327
Assets under management in Institutional Credit Strategies totaled $14.7 billion as of June 30, 2019, increasing $2.0 billion, or 15%, year-over-year. The year-over-year increase in assets under management in Institutional Credit Strategies was driven primarily by the closing of additional CLOs and our second aircraft securitization.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.

Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.50% to 1.50% annually of assets under management; however, management fees for Och-Ziff Real Estate Credit Fund I are based on invested capital. For the second quarter of 2019, our real estate funds had an average management fee rate of 0.36%. The decline in the average rate from the first quarter of 2019 was primarily due to Och-Ziff Real Estate Fund III, as this fund stepped down the basis on which fees are charged from committed capital to invested capital on April 1, 2019. The investment period for Och-Ziff Real Estate Fund III ends on September 30, 2019.
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

	Assets Under Management as of June 30,
	2019	2018

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$13,578	$13,478
Och-Ziff Real Estate Fund II	92,234	143,803
Och-Ziff Real Estate Fund III	1,487,960	1,462,161
Och-Ziff Real Estate Credit Fund I	724,854	697,704
Other funds	602,899	222,206
	$2,921,525	$2,539,352

	Inception to Date as of June 30, 2019
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$386,298	$837,573	25.4%	16.0%	2.2x	$372,720	$837,262	26.8%	2.2x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	762,588	1,523,027	32.9%	21.5%	2.0x	718,888	1,437,600	33.0%	2.0x
Och-Ziff Real Estate Fund III (2014-2019)	1,500,000	1,006,086	1,596,343	31.1%	20.5%	1.6x	526,695	990,332	37.6%	1.9x
Och-Ziff Real Estate Credit Fund I(8) (2015-2020)	736,225	171,080	209,349	n/m	n/m	n/m	87,921	113,630	n/m	n/m
Other funds	742,221	229,546	317,365	n/m	n/m	n/m	60,438	110,832	n/m	n/m
	$4,226,035	$2,555,598	$4,483,657				$1,766,662	$3,489,656

	Unrealized Investments as of June 30, 2019
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$13,578	$311	0.0x
Och-Ziff Real Estate Fund II (2011-2014)(7)	43,700	85,427	2.0x
Och-Ziff Real Estate Fund III (2014-2019)	479,391	606,011	1.3x
Och-Ziff Real Estate Credit Fund I (2015-2020)(8)	83,159	95,719	n/m
Other funds	169,108	206,533	n/m
	$788,936	$994,001
_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of June 30, 2019. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of June 30, 2019.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of June 30, 2019, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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
Assets under management in our real estate funds increased $382.2 million, or 15%, year-over-year. Our real estate franchise continues to deploy capital and generate strong returns with a 20.5% annualized net return in our current opportunistic fund. We look to continue to grow this business by expanding our product offering and through raising successor funds.
Other
Management fees for these funds range from 1.00% to 1.50% annually of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. For the second quarter of 2019, our other funds had an average management fee rate of 0.38%.
Incentive income for these funds is generally 20% of realized and unrealized annual profits or of cumulative profits attributable to each investor. Incentive income for these funds is subject to hurdle rates generally 3% to 8%.

Longer-Term Assets Under Management
As of June 30, 2019, approximately 65% of our assets under management were subject to initial commitment periods of three years or longer. Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information.

	June 30, 2019
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$324,361	$11,268
Credit
Opportunistic credit funds	3,972,886	158,470
Institutional Credit Strategies	14,561,052	—
Real estate funds	2,921,524	105,443
Other	217,851	—
	$21,997,674	$275,181
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
Other Revenues. Other revenues consist primarily of interest income on investments in CLOs and cash and cash equivalents, as well as subrental income. Interest income is recognized on an effective yield basis. Subrental income is recognized on a straight-line basis over the lease term.
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
Prior to 2019, we also issued Group D Units to executive managing directors. Group D Units were not considered equity under GAAP, and therefore no equity-based compensation expense was recognized for these units when they were granted. Distributions to holders of Group D Units were included within compensation and benefits in the consolidated statements of comprehensive income (loss). Prior to the Distribution Holiday, these distributions were accrued in the quarter in which the related income was earned and were paid out the following quarter at the same time distributions on the Group A Units and dividends on our Class A Shares were paid. Upon the conversion of Group D Units into Group A Units in connection with the Recapitalization, we recognized a one-time charge for the grant-date fair value of the vested units and begin to amortize the grant-date fair value of the unvested units over the service period.
We also have profit-sharing arrangements whereby certain employees or executive managing directors are entitled to a share of incentive income that were earn from certain funds. This incentive income is typically paid to us and then we pay a portion to the profit-sharing participant as investments held by these funds are realized. To the extent that the payments to the employees or executive managing directors are probable and reasonably estimable, we accrue these payments as compensation expense for GAAP purposes, which may occur prior to the recognition of the related incentive income.
Deferred Cash Interests (“DCIs”) are also granted to certain employees and executive managing directors as a form of compensation. DCIs reflect notional fund investments made by us on behalf of an employee or executive managing director. DCIs generally vest over a three-year period, subject to an employee’s or executive managing director’s continued service. Upon vesting, we pay the employee or executive managing director an amount in cash equal to the notional investment represented by the DCIs, as adjusted for notional fund performance. Except as otherwise provided in the relevant DCI plan or in an award agreement, in the event of a termination of the employee’s or executive managing director’s service, any portion of the DCIs that is unvested as of the date of termination will be forfeited.

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
Net Losses on Early Retirement of Debt. Net losses on early retirement of debt consist of net losses realized upon the early retirement of any indebtedness outstanding, and include the write-off of unamortized debt discounts and issuance costs, as well as other fees incurred in connection with the early retirement of debt.
Net Gains (Losses) on Investments. Net gains (losses) on investments primarily consist of net gains and losses on investments in our funds, including investments in U.S. government obligations, CLOs and other funds we manage.
Net Gains (Losses) of Consolidated Funds. Net gains (losses) of consolidated funds consist of net realized and unrealized gains and losses on investments held by the consolidated funds.
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
The Oz Operating Partnerships are partnerships for U.S. federal income tax purposes. The Registrant was a partnership for U.S. federal income tax purposes until the Corporate Classification Change on April 1, 2019. Prior to the Corporate Classification Change, only a portion of the income we earned was subject to corporate-level income taxes in the United States and foreign jurisdictions. The amount of incentive income we earn in a given year, the resultant flow of revenues and expenses through our legal entity structure, the effect that changes in our Class A Share price may have on the ultimate deduction we are able to take related to the settlement of RSUs, and any changes in future enacted income tax rates may have a significant impact on our income tax provision and effective income tax rate. Following the Corporate Classification Change, generally all of the income allocated to the Registrant from the Oz Operating Group will be subject to corporate-level income taxes in the United States.
Net Loss Attributable to Noncontrolling Interests
Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of Group A Units. Increases or decreases in net (loss) income attributable to the Group A Units are driven by the earnings of the Oz Operating Group. See Note 4 for additional information regarding our ownership interest in the Oz Operating Group.

We also consolidate certain of our opportunistic credit funds, wherein investors are able to redeem their interests after an initial lock-up period of up to three years. Allocations of earnings to these interests are reflected within net income attributable to redeemable noncontrolling interests in the consolidated statements of comprehensive income (loss). Increases or decreases in the net income (loss) attributable to fund investors’ interests in consolidated funds are driven by the earnings of those funds as allocated under the contractual terms of the relevant fund agreements.
Results of Operations
Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Management fees	$61,400	$70,593	$125,023	$143,043
Incentive income	34,757	34,656	87,955	85,490
Other revenues	5,043	3,867	8,812	8,409
Income of consolidated funds	2,308	650	4,912	1,234
Total Revenues	$103,508	$109,766	$226,702	$238,176
Total revenues for the quarter-to-date period decreased $6.3 million, primarily due to the following:

•
A $9.2 million decrease in management fees, driven primarily by a $10.2 million decrease in multi-strategy funds due to lower average assets under management and a $2.7 million decrease in real estate funds, primarily due to a step down in the management fee basis from committed capital to invested capital effective April 1, 2019, for Och-Ziff Real Estate Fund III. These decreases were partially offset by (i) a $2.7 million increase in opportunistic credit funds due to higher average assets under management; and (ii) a $1.3 million increase in Institutional Credit Strategies, primarily due to launches of additional CLOs and an aircraft securitization. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rate.

•	Incentive income remained relatively flat, primarily due to the following:

◦
Multi-strategy funds. A $702 thousand increase in incentive income from our multi-strategy funds, primarily due to a $4.0 million increase related to fund investor redemptions, partially offset by a $3.1 million decrease from longer-term assets under management.

◦
Opportunistic credit funds. A $5.8 million increase in incentive income from our opportunistic credit funds, primarily due to (i) a $7.1 million increase due to a contract modification that resulted in an offset to previously recognized incentive income in the prior year period; and (ii) a $1.2 million increase from longer-term assets under management. These increases were partially offset by (i) a $1.8 million decrease from assets under management subject to a one-year measurement period; and (ii) a $723 thousand decrease related to fund investor redemptions.

◦	Real estate funds. A $4.4 million decrease in incentive income from our real estate funds primarily due to lower realizations.

◦	Other funds. A $1.9 million decrease primarily due to incentive income received in the prior year related to funds that have since been closed.

•
A $1.2 million increase in other revenues primarily due to $1.6 million of certain transaction fees recognized in the current year period related to Institutional Credit Strategies. Partially offsetting this increase was lower interest income earned on our investments in CLOs due to the sale of a majority of our U.S. CLO risk retention investments in 2018.

•	A $1.7 million increase in income of consolidated funds primarily due to higher interest income period-over-period.
Total revenues for the year-to-date period decreased $11.5 million, primarily due to the following:

•
An $18.0 million decrease in management fees, driven primarily by a $20.2 million decrease in multi-strategy funds due to lower average assets under management and a $2.6 million decrease in real estate funds, primarily due to a step down in the management fee basis from committed capital to invested capital effective April 1, 2019, for Och-Ziff Real Estate Fund III. These decreases were partially offset by (i) a $2.0 million increase in opportunistic credit funds due to higher average assets under management; and (ii) a $3.8 million increase in Institutional Credit Strategies, primarily due to launches of additional CLOs and an aircraft securitization. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rate.

•	A $2.5 million increase in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $2.9 million increase in incentive income from our multi-strategy funds, primarily due to an $8.6 million increase related to fund investor redemptions, which was partially offset by (i) a $3.0 million decrease from assets under management subject to a one-year measurement period; and (ii) a $2.1 million decrease from longer-term assets under management.

◦
Opportunistic credit funds. A $2.5 million increase in incentive income from our opportunistic credit funds, primarily due to (i) a $7.8 million increase in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management; (ii) a $6.2 million increase due to a contract modification that resulted in an offset to previously recognized incentive income in the prior year period; and (iii) a $1.8 million increase from assets under management subject to a one-year measurement period. These increases were partially offset by a $13.4 million decrease from longer-term assets under management.

◦	Real estate funds. A $1.9 million decrease in incentive income from our real estate funds, primarily due to a $2.2 million decrease in tax distributions.

◦
Other funds. A $941 thousand decrease in incentive income, primarily due to a $1.9 million decrease in incentive income received in the prior year related to funds that have since been closed, partially offset by a $1.0 million increase from assets under management subject to a one-year measurement period in certain strategy-specific funds.

•	A $3.7 million increase in income of consolidated funds primarily due to higher interest income year-over-year.
Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Compensation and benefits	$80,709	$74,502	$166,424	$143,426
Interest expense	6,523	7,505	12,731	14,103
General, administrative and other	28,427	48,509	66,215	86,359
Expenses of consolidated funds	84	24	139	108
Total Expenses	$115,743	$130,540	$245,509	$243,996
Total expenses for the quarter-to-date period decreased $14.8 million, primarily due to the following:

•
A $20.1 million decrease in general, administrative and other expenses primarily driven by (i) a $13.0 million legal provision accrual in the prior year period related to certain legal matters; and (ii) a $2.3 million decrease in professional services primarily driven by lower legal expenses incurred period-over-period.

•
A $1.0 million decrease in interest expense, which was primarily driven by lower average debt outstanding balance, offset by a $4.1 million increase related to non-cash interest expense accretion on Debt Securities issued in exchange for Preferred Units in connection with the Recapitalization. Upon exchange, Debt Securities were recognized at fair value and are being accreted to par value over time through interest expense for GAAP.

•
An offsetting $6.2 million increase in compensation and benefits expenses driven by a $13.7 million increase in equity-based compensation expense, primarily driven by the Recapitalization-related equity-based compensation grants. This increase was partially offset by (i) a $3.3 million decrease in bonus expense, primarily due to lower minimum bonus accruals; and (ii) a $3.3 million decrease in salary and benefits, as our worldwide headcount decreased to 394 as of June 30, 2019, from 442 as of June 30, 2018.

Total expenses for the year-to-date period increased $1.5 million, remaining relatively flat, primarily due to the following:

•
A $23.0 million increase in compensation and benefits expenses driven by (i) a $28.8 million increase in equity-based compensation expense, primarily driven by the Recapitalization-related equity-based compensation grants; and (ii) a$2.8 million increase in bonus expense due to certain reversals in the prior year period. These increases were partially offset by (i) a $6.3 million decrease in salaries and benefits due to a lower headcount, as described above; and (ii) a $2.3 million decrease in expenses related to distributions accrued on Group D Units, as no amounts were accrued in the current-year period as there were no Group D Units outstanding at June 30, 2019.

•
An offsetting $20.1 million decrease in general, administrative, and other expenses primarily due to (i) a $13.0 million legal provision accrual in the prior year period related to certain legal matters; (ii) a $2.9 million decrease in foreign exchange losses; and (iii) a $2.6 million decrease in information processing and communications expenses, as well as reductions across various other operating expense categories.

•
An offsetting $1.4 million decrease in interest expense, which was primarily driven by lower average debt outstanding balance, offset by a $6.4 million increase related to non-cash interest expense accretion on Debt Securities issued in exchange for Preferred Units in connection with the Recapitalization. Upon exchange, Debt Securities were recognized at fair value and are being accreted to par value over time through interest expense for GAAP.

Other Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Changes in tax receivable agreement liability	$5,362	$—	$5,362	$—
Net losses on early retirement of debt	(595)	(14,303)	(6,053)	(14,303)
Net gains (losses) on investments	3,148	(785)	5,837	(473)
Net gains of consolidated funds	482	(26)	4,228	466
Total Other Income (Loss)	$8,397	$(15,114)	$9,374	$(14,310)
Total other income increased for both the quarter-to-date and year-to-date periods primarily due to the $14.3 million loss recognized on early retirement of our Senior Notes and certain CLO Investments Loans in the second quarter of 2018. Further contributing to improvements were changes in tax receivable agreement liability as a result of conversion to a C-corporation; higher net gains on investments, which primarily relate to our investments in funds, including our CLO retention investments, and net gains on investments held by the consolidated funds. These increases were partially offset by losses recognized on early retirement of debt during the current year period, which primarily relate to the write-off of a portion of the discount and deferred financing costs on our 2018 Term Loan.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Income taxes	$10,134	$(2,524)	$13,520	$488
Income tax expense for the quarter-to-date period increased by $12.7 million. This was primarily due to the tax impacts of the Corporate Classification Change, namely, an increase in deferred income tax expense of $5.6 million due to a decrease in our state apportionment factor, and an increase in tax expense of $1.1 million from tax on income not subject to entity level tax in the comparative period, combined with a general increase in profitability. Our effective income tax rate for the three months ended June 30, 2019, was impacted by the Corporate Classification Change as well as by Recapitalization-related expenses incurred during the three months ended June 30, 2019, including Group E Unit grants and transaction-related expenses, not deductible for tax purposes.
Income tax expense for the year-to-date period increased by $13.0 million. This was primarily due to the tax impacts of the Corporate Classification Change, namely, an increase in deferred income tax expense of $5.6 million resulting from a decrease in our state apportionment factor, as well as a $1.1 million write-off of excess deferred income tax assets upon the vesting of RSUs, along with higher profitability for the period. Our effective income tax rate for the six months ended June 30, 2019, was impacted by the Corporate Classification Change as well as by Recapitalization-related expenses incurred during the period, including Group E Units grants and transaction-related expenses, not deductible for tax purposes.
Please see Note 15 for additional information on the drivers of our effective income tax rate.
Net (Loss) Income Attributable to Noncontrolling Interests
The following table presents the components of the net (loss) income attributable to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Group A Units	$(8,148)	$(21,915)	$(15,517)	$(13,545)
Other	164	475	299	740
Total	$(7,984)	$(21,440)	$(15,218)	$(12,805)

Redeemable noncontrolling interests	$2,637	$332	$8,171	$953
Net loss allocated to noncontrolling interests decreased by $13.5 million and increased by $2.4 million for the quarter-to-date and year-to-date periods, respectively. The improvement for the quarter-to-date period and the increase in loss for the year-to-date period were primarily driven by amounts attributable to the Group A Units due to profitability drivers discussed above. For the calculation of noncontrolling interests related to Group A Units see Note 4.
Net (Loss) Income Attributable to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders	$(8,625)	$(12,256)	$28,458	$(8,766)

Net loss attributable to Class A Shareholders decreased by $3.6 million for the quarter-to-date period and net income attributable to Class A Shareholders increased by $37.2 million for the year-to-date period. The improvements in net income attributable to Class A Shareholders year-over-year were primarily due to the loss recognized on early retirement of debt in the prior year period, a settlements expense accrual taken in the prior year period, as well as reductions across various operating expense categories. These improvements were partially offset by higher compensation and benefits expense driven primarily by the Recapitalization-related equity-based compensation grants, as well as lower management fees. Additionally, the net income was reduced by higher income tax expense, partially offset by a change in tax receivable agreement liability.
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

•
Amounts related to non-cash interest expense accretion on Debt Securities issued in exchange for 2016 Preferred Units in connection with the Recapitalization. Upon exchange, Debt Securities were recognized at fair value and are being accreted to par value over time through interest expense for GAAP; however, management does not consider this interest accretion to be reflective of our operating performance.

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
Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018
Economic Income Revenues (Non-GAAP)

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Oz Funds	Real Estate	Total Company	Oz Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Management fees	$55,233	$2,402	$57,635	$61,067	$5,049	$66,116
Incentive income	33,249	1,508	34,757	28,921	5,735	34,656
Other revenues	4,837	206	5,043	3,750	117	3,867
Total Economic Income Revenues	$93,319	$4,116	$97,435	$93,738	$10,901	$104,639
Oz Funds Segment
Economic Income revenues for the Oz Funds segment for the quarter-to-date period decreased $419 thousand, primarily due to the following:

•
A $5.8 million decrease in management fees, driven primarily by a $9.5 million decrease in multi-strategy funds due to lower average assets under management, partially offset by (i) a $2.7 million increase in opportunistic credit funds due to higher average assets under management; and (ii) a $1.3 million increase in Institutional Credit Strategies, primarily due to launches of additional CLOs and an aircraft securitization. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rate.

•	A $4.3 million increase in incentive income primarily due to the following:

◦
Multi-strategy funds. A $702 thousand increase in incentive income from our multi-strategy funds, primarily due to a $4.0 million increase related to fund investor redemptions, partially offset by a $3.1 million decrease from longer-term assets under management.

◦
Opportunistic credit funds. A $5.8 million increase in incentive income from our opportunistic credit funds, primarily due to (i) a $7.1 million increase due to a contract modification that resulted in an offset to previously recognized incentive income in the prior year period; and (ii) a $1.2 million increase from longer-term assets under management. These increases were partially offset by (i) a $1.8 million decrease from assets under management subject to a one-year measurement period; and (ii) a $723 thousand decrease related to fund investor redemptions.

◦	Other funds. A $1.9 million decrease primarily due to incentive income received in the prior year related to funds that have since been closed.

•
A $1.2 million increase in other revenues primarily due to $1.6 million of certain transaction fees recognized in the current year period related to Institutional Credit Strategies. Partially offsetting this increase was lower interest income earned on our investments in CLOs due to the sale of a majority of our U.S. CLO risk retention investments in 2018.

Real Estate Segment
Economic Income revenues for the Real Estate segment for the quarter-to-date period decreased $6.8 million, primarily due to the following:

•
A $2.6 million decrease in management fees from our real estate funds, primarily due to a step down in the management fee basis from committed capital to invested capital effective April 1, 2019, for Och-Ziff Real Estate Fund III.

•	A $4.2 million decrease in incentive income from our real estate funds driven primarily by lower realizations.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Oz Funds	Real Estate	Total Company	Oz Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Management fees	$110,430	$7,220	$117,650	$124,042	$9,783	$133,825
Incentive income	79,539	8,416	87,955	75,160	10,330	85,490
Other revenues	8,414	398	8,812	8,183	187	8,370
Total Economic Income Revenues	$198,383	$16,034	$214,417	$207,385	$20,300	$227,685
Oz Funds Segment
Economic Income revenues for the Oz Funds segment for the year-to-date period decreased $9.0 million, primarily due to the following:

•
A $13.6 million decrease in management fees, driven primarily by a $18.5 million decrease in multi-strategy funds due to lower average assets under management, partially offset by (i) a $2.0 million increase in opportunistic credit funds due to higher average assets under management; and (ii) a $4.0 million increase in Institutional Credit Strategies, primarily due to launches of additional CLOs and an aircraft securitization. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rate.

•	A $4.4 million increase in incentive income primarily due to the following:

◦
Multi-strategy funds. A $2.9 million increase in incentive income from our multi-strategy funds, primarily due to an $8.6 million increase related to fund investor redemptions, which was partially offset by (i) a $3.0 million decrease from assets under management subject to a one-year measurement period; and (ii) a $2.1 million decrease from longer-term assets under management.

◦
Opportunistic credit funds. A $2.5 million increase in incentive income from our opportunistic credit funds, primarily due to (i) a $7.8 million increase in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management; (ii) a $6.2 million increase due to a contract modification that resulted in an offset to previously recognized incentive income in the prior year period; and (iii) a $1.8 million increase from assets under management subject to a one-year measurement period. These increases were partially offset by a $13.4 million decrease from longer-term assets under management.

◦
Other funds. A $941 thousand decrease in incentive income, primarily due to a $1.9 million decrease in incentive income received in the prior year related to funds that have since been closed, partially offset by a $1.0 million increase from assets under management subject to a one-year measurement period in certain strategy-specific funds.

Real Estate Segment
Economic Income revenues for the Real Estate segment for the year-to-date period decreased $4.3 million, primarily due to the following:

•
A $2.6 million decrease in management fees from our real estate funds, primarily due to a step down in the management fee basis from committed capital to invested capital effective April 1, 2019, for Och-Ziff Real Estate Fund III.

•	A $1.9 million decrease in incentive income from our real estate funds, primarily due to a $2.2 million decrease in tax distributions.
Economic Income Expenses (Non-GAAP)

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Oz Funds	Real Estate	Total Company	Oz Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$35,260	$5,056	$40,316	$39,890	$7,832	$47,722
Interest expense	2,419	—	2,419	7,505	—	7,505
General, administrative and other expenses	21,599	691	22,290	40,727	493	41,220
Total Economic Income Expenses	$59,278	$5,747	$65,025	$88,122	$8,325	$96,447
Oz Funds Segment
Economic Income expenses for the quarter-to-date period for the Oz Funds segment decreased by $28.8 million, primarily due to the following:

•
A $19.1 million decrease in general, administrative and other expenses. This was primarily driven by (i) a $13.0 million legal provision accrual in the prior year period; and (ii) a $2.4 million decrease in professional services primarily driven by lower legal expenses incurred year-over-year; as well as reductions across various other operating expense categories.

•	A $5.1 million decrease in interest expense, driven primarily by lower average debt outstanding balance.

•
A $4.6 million decrease in compensation and benefits expenses driven primarily by (i) a $3.2 million decrease in salaries and benefits; and (ii) a $1.4 million decrease in bonus expense, each of which is driven by lower headcount year-over-year.

Real Estate Segment
Economic Income expenses for the quarter-to-date period for the Real Estate segment decreased by $2.6 million, primarily due to lower incentive income profit-sharing expense.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Oz Funds	Real Estate	Total Company	Oz Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$72,021	$11,841	$83,862	$65,688	$15,053	$80,741
Interest expense	6,316	—	6,316	14,103	—	14,103
General, administrative and other expenses	52,715	1,337	54,052	70,714	1,204	71,918
Total Economic Income Expenses	$131,052	$13,178	$144,230	$150,505	$16,257	$166,762
Oz Funds Segment
Economic Income expenses for the year-to-date period for the Oz Funds segment decreased by $19.5 million, primarily due to the following:

•
General, administrative and other expenses decreased by $18.0 million period-over-period. This was primarily due to (i) a $13.0 million legal provision accrual in the prior year period; (ii) a $3.0 million decrease in foreign exchange loss; and (iii) a $2.3 million decrease in information, processing and communications expenses incurred period-over-period. During the first half of 2019, we incurred $10.2 million of expenses related to the Recapitalization, which were offset by decreases across various operating expenses categories.

•	A $7.8 million decrease in interest expense, driven primarily by lower average debt outstanding balance.

•
An offsetting $6.3 million increase in compensation and benefits expenses driven by a $12.8 million increase in bonus expense, primarily due to $12.6 million of deferred cash compensation forfeiture reversals in the prior year period. This increase was partially offset by a $6.5 million decrease in salaries and benefits due to lower headcount.

Real Estate Segment
Economic Income expenses for the year-to-date period for the Real Estate segment decreased by $3.1 million, primarily due to lower incentive income profit-sharing expense.
Other Economic Items (Non-GAAP)

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Oz Funds	Real Estate	Total Company	Oz Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Net loss attributable to noncontrolling interests	$(2)	$—	$(2)	$(2)	$—	$(2)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Oz Funds	Real Estate	Total Company	Oz Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Net loss attributable to noncontrolling interests	$(2)	$—	$(2)	$(13)	$—	$(13)
Net loss attributable to noncontrolling interests represent the amount of loss that was reduced from Economic Income and attributed to residual interests in certain businesses not owned by us.
Economic Income (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Economic Income:
Oz Funds	$34,043	$5,618	$67,333	$56,893
Real Estate	(1,631)	2,576	2,856	4,043
Total Company	$32,412	$8,194	$70,189	$60,936
Oz Funds Segment
Economic Income was $34.0 million for the second quarter of 2019, compared to $5.6 million for the second quarter of 2018. This improvement was primarily due to a decrease in interest expense, a decrease in compensation and benefits expenses, as well as reductions across various operating expense categories. These decreases in expenses were partially offset by lower management fees.
Economic Income was $67.3 million for the first half of 2019, compared to $56.9 million for the first half of 2018. This improvement was primarily due to a decrease in interest expense, a decrease in salaries and benefits, as well as reductions across various operating expense categories. These decreases in expenses were partially offset by lower management fees and higher bonus expense.
Real Estate Segment
Economic Income was a loss of $1.6 million for the second quarter of 2019, compared to income of $2.6 million for the second quarter of 2018. This decrease was primarily due to lower management fees and incentive income, partially offset by lower incentive income profit sharing expense. Economic Income was $2.9 million for the first half of 2019, compared to $4.0 million for the first half of 2018, remaining relatively flat year-over-year as lower management fees were offset by lower incentive income profit-sharing expense.
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
We may use cash on hand to repay all or a portion of our indebtedness outstanding or any other liabilities prior to their respective maturity or due dates, which would reduce amounts available to distribute to our Class A Shareholders. Additionally, we may refinance all or a portion of our outstanding indebtedness prior to their respective maturity dates. For any amounts unpaid as of a maturity or due date, we will be required to repay the remaining balance by using cash on hand, refinancing the remaining balance by issuing new notes or entering into new credit facilities, which could result in higher borrowing costs, or by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to issue new notes, enter into new credit facilities or issue equity or other securities in the future on attractive terms or at all. Any new notes or new credit facilities that we may be able to issue or enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted.
On July 27, 2017, the UK Financial Conduct Authority announced that it would phase out LIBOR as a benchmark by the end of 2021. To address a potential transition away from LIBOR, the Senior Subordinated Credit Agreement and Senior Credit Agreement each provide for an agreed upon methodology to calculate the new floating rate reference plus new applicable spreads. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions” in our Annual Report for additional information.
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
Debt Obligations
2018 Term Loan
In February 2019, we repaid $100.0 million of the 2018 Term Loan and terminated the 2018 Revolving Credit Facility. As of June 30, 2019, $55.0 million remained outstanding under the 2018 Term Loan. In accordance with the Cash Sweep, we repaid an additional $45.0 million during the first half of 2019 and another $5.0 million on August 1, 2019. See Note 8 for additional details.
Preferred Units Restructuring
In connection with the Recapitalization, $200.0 million of the 2016 Preferred Units was restructured into the Debt Securities and the remaining $200.0 million of the 2016 Preferred Units was restructured into the 2019 Preferred Units. As of June 30, 2019, both the Debt Securities and the 2019 Preferred Units remain outstanding. See Notes 8 and 10 for additional information.

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
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”). As of June 30, 2019, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expected to pay our executive managing directors and the Ziffs approximately $206.1 million. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. See Note 19 to our consolidated financial statements for additional details.
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
The obligation to make payments under the tax receivable agreement is an obligation of Oz Corp, and any other corporate taxpaying entities that hold Group B Units, and not of the Oz Operating Group. We may need to incur debt to finance payments under the tax receivable agreement to the extent the Oz Operating Group does not distribute cash to Oz Corp in an amount sufficient to meet our obligations under the tax receivable agreement.
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

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors (dollars in thousands)
May 28, 2019	May 20, 2019	$0.37	$—
March 29, 2019	March 22, 2019	$0.23	$—
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the six months ended June 30, 2019 and 2018 was $43.1 million and $208.5 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments in CLO’s, less cash used for operating expenses, including interest paid on our debt obligations. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate.
Net cash flows from operating activities for the six months ended June 30, 2019 decreased from the prior year period due to lower incentive income earned in 2018, a large portion of which was collected in the beginning of 2019, as compared to incentive earned in 2017, a large portion of which was collected in the beginning of 2018. The decrease in operating cash flow was partially offset by lower discretionary bonuses paid in 2019 as compared to 2018. The majority of our cash bonus expenses are paid out during the first quarter of the following year. Also contributing to the decrease in operating cash in 2019 were lower management fees and costs related to the Recapitalization, which were offset by decreases across various operating expenses categories. The decreases in operating cash were partially offset by the increase in cash inflows in 2019 from the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.
Investing Activities. Net cash from investing activities for the six months ended June 30, 2019 and 2018 was $(10.2) million, and $(200.8) million respectively. Investing cash outflows in 2019 primarily related to purchases of U.S. government obligations and investments in funds, partially offset by return of investments of U.S. government obligations and investments in funds. Investing cash outflows in 2018 primarily related to sales of investments. Investment-related cash flows of the consolidated funds are classified within operating activities.
Financing Activities. Net cash from financing activities for the six months ended June 30, 2019 and 2018 was $(176.6) million and $(293.2) million, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and proceeds from repurchase agreements used to finance risk retention investments in our European CLOs. Contributions from noncontrolling interests, which primarily relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which primarily relate to fund investor redemptions from the consolidated funds and distributions to our executive managing directors on their Group A Units, prior to the Distribution Holiday, are also included in net cash from financing activities.
In the six months ended June 30, 2019, we repaid $145.0 million of the 2018 Term Loan and a $21.1 million CLO Investment Loan. In the six months ended June 30, 2019, we entered into a $16.3 million repurchase agreement to finance risk retention investment in a European CLO.
In the second quarter of 2018, we repaid our $400.0 million Senior Notes and entered into our 2018 Term Loan borrowing $250.0 million and repaying $50.0 million of the balance in the period.
We paid dividends of $12.3 million to our Class A Shareholders in the six months ended June 30, 2019, compared to dividends of $17.2 million to our Class A Shareholders and $23.6 million of distributions to our executive managing directors on their Group A Units in the first six months ended June 30, 2018.
Contractual Obligations
The table below summarizes our contractual cash obligations as of June 30, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	July 1, 2019-December 31, 2019	2020 - 2021	2022 - 2023	2024 - Thereafter	Total

	(dollars in thousands)
Long-term debt(1)	$—	$—	$152,239	$177,758	$329,997
Estimated interest on long-term debt(2)	2,022	36,624	29,731	32,731	101,108
Securities sold under agreements to repurchase(3)	—	—	—	79,357	79,357
Operating leases(4)	11,230	43,438	38,865	97,587	191,120
Tax receivable agreement(5)	—	55,408	68,173	82,510	206,091
Unrecognized tax benefits(6)	—	—	—	—	—
Incentive income subject to clawback(7)	—	—	—	—	—
Total Contractual Obligations	$13,252	$135,470	$289,008	$469,943	$907,673
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

(2)	Represents expected future interest payments on long-term debt based on the LIBOR and EURIBOR rates that were in effect as of June 30, 2019.

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

(7)
As of June 30, 2019, we had incentive income collected from certain of our funds that is subject to clawback in the event of future losses in the respective fund. We are not currently able to make a reasonable estimate of the timing of payments, if any, as the payments are contingent on future realizations of investments in the respective fund, the timing of which is uncertain.

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
As of June 30, 2019, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 35% within Level I; approximately 45% within Level II; and approximately 20% within Level III. As of December 31, 2018, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 36% within Level I; approximately 41% within Level II; and approximately 23% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
Oz Corp generated taxable income of $40.0 million for the six months ended June 30, 2019, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.2 billion over the remaining five-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $1.2 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $33.3 billion as of July 1, 2019, we would need to generate a minimum compound annual growth rate in assets under management of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Oz Operating Partnerships, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
Management regularly reviews the model used to generate the estimates, including the underlying assumptions. If it determines that a valuation allowance is required for any reason, the amount would be determined based on the relevant circumstances at that time. To the extent we record a valuation allowance against our deferred income tax assets related to the goodwill and other intangible assets, we would record a corresponding decrease in the liability to our executive managing directors and the Ziffs under the tax receivable agreement equal to approximately 69% of such amount; therefore, our net income (loss) allocated to Class A Shareholders would only be impacted by 31% of any valuation allowance recorded against the deferred income tax assets.
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
As of June 30, 2019, we had $196.0 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $122.1 million of net operating losses available to be carried forward without expiration. Additionally, $156.5 million of net operating losses are available to offset future taxable income for state income tax purposes and $152.7 million for local income tax purposes that will expire between 2035 and 2039. Based on the analysis set forth above, as of June 30, 2019, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $11.9 million has been established for these items.
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
None of the other changes to GAAP that went into effect during the six months ended June 30, 2019 are expected to impact our future trends.
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

	Three Months Ended June 30,
	2019	2018

	(dollars in thousands)
Net Loss Attributable to Class A Shareholders—GAAP	$(8,625)	$(12,256)
Change in redemption value of Preferred Units	—	—
Net Loss Allocated to Och-Ziff Capital Management Group Inc—GAAP	(8,625)	(12,256)
Net loss allocated to Group A Units	(8,148)	(21,915)
Equity-based compensation, net of RSUs settled in cash	37,095	23,366
Adjustment to recognize deferred cash compensation in the period of grant	2,017	1,974
Recapitalization-related non-cash interest expense accretion	4,104	—
Income taxes	10,134	(2,524)
Net losses on early retirement of debt	595	14,303
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	1,282	555
Changes in tax receivable agreement liability	(5,362)	—
Depreciation, amortization and net gains and losses on fixed assets	2,364	2,794
Other adjustments	(3,044)	1,897
Economic Income	$32,412	$8,194

	Six Months Ended June 30,
	2019	2018

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$28,458	$(8,766)
Change in redemption value of Preferred Units	(44,364)	—
Net Loss Allocated to Och-Ziff Capital Management Group Inc—GAAP	(15,906)	(8,766)
Net loss allocated to Group A Units	(15,517)	(13,545)
Equity-based compensation, net of RSUs settled in cash	74,318	45,261
Adjustment to recognize deferred cash compensation in the period of grant	4,585	14,757
Recapitalization-related non-cash interest expense accretion	6,415	—
Income taxes	13,520	488
Net losses on early retirement of debt	6,053	14,303
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	3,659	393
Changes in tax receivable agreement liability	(5,362)	—
Depreciation, amortization and net gains and losses on fixed assets	4,775	5,166
Other adjustments	(6,351)	2,879
Economic Income	$70,189	$60,936

Economic Income Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Management fees—GAAP	$61,400	$70,593	$125,023	$143,043
Adjustment to management fees(1)	(3,765)	(4,477)	(7,373)	(9,218)
Management Fees—Economic Income Basis—Non-GAAP	57,635	66,116	117,650	133,825

Incentive Income—Economic Income Basis—GAAP and Non-GAAP	34,757	34,656	87,955	85,490

Other revenues—GAAP	5,043	3,867	8,812	8,409
Adjustment to other revenues(2)	—	—	—	(39)
Other Revenues—Economic Income Basis—Non-GAAP	5,043	3,867	8,812	8,370
Total Revenues—Economic Income Basis—Non-GAAP	$97,435	$104,639	$214,417	$227,685
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

(2)	Adjustment to exclude gains on fixed assets.

Economic Income Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Compensation and benefits—GAAP	$80,709	$74,502	$166,424	$143,426
Adjustment to compensation and benefits(1)	(40,393)	(26,780)	(82,562)	(62,685)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$40,316	$47,722	$83,862	$80,741

Interest expense—GAAP	$6,523	$7,505	$12,731	$14,103
Adjustment to interest expense(2)	(4,104)	—	(6,415)	—
Interest Expense—Economic Income Basis—Non-GAAP	$2,419	$7,505	$6,316	$14,103

General, administrative and other expenses—GAAP	$28,427	$48,509	$66,215	$86,359
Adjustment to general, administrative and other expenses(3)	(6,137)	(7,289)	(12,163)	(14,441)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$22,290	$41,220	$54,052	$71,918
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

(2)
Adjustment to exclude non-cash interest expense accretion on Debt Securities issued in exchange for 2016 Preferred Units in connection with the Recapitalization. Upon exchange, Debt Securities were recognized at fair value and are being accreted to par value over time through interest expense for GAAP; however, management does not consider this interest accretion to be reflective of the operating performance of the Company.

(3)
Adjustment to exclude depreciation, amortization and losses on fixed assets as management does not consider these items to be reflective of our operating performance. Additionally, recurring placement and related service fees are excluded, as management considers these fees a reduction in management fees, not an expense.

Other Economic Income Items

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Net loss attributable to noncontrolling interests—GAAP	$(7,984)	$(21,440)	$(15,218)	$(12,805)
Adjustment to net loss attributable to noncontrolling interests(1)	7,982	21,438	15,216	12,792
Net Loss Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(2)	$(2)	$(2)	$(13)
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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of June 30, 2019 and December 31, 2018, would have resulted in a change of approximately $1.5 billion in our assets under management, respectively.
A 10% change in the fair value of the net assets held by our funds as of July 1, 2019 (the date management fees are calculated for the third quarter of 2019) would impact management fees charged on that day by approximately $4.1 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2019, would have impacted management fees charged on that day by approximately $4.0 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of June 30, 2019 and December 31, 2018, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income attributable to Class A Shareholders or Economic Income.
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
We estimate that as of June 30, 2019 and December 31, 2018, a 100 basis point increase or decrease in variable rates would not have a material effect on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. We are from time to time involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over us and our business activities. This has resulted in, or may in the future result in, regulatory agency investigations, litigation and subpoenas, and related sanctions and costs. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—Regulatory changes in jurisdictions outside the United States could adversely affect our business” in our Annual Report. See Note 19 to our consolidated financial statements included in this report for additional information.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report. Please see “Item 1A. Risk Factors” in our Annual Report for a discussion of the risks material to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Effective August 7, 2019, Herbert Alvin (“Hap”) Pollard will be promoted to the roles of Chief Accounting Officer and principal accounting officer of the Company. Mr. Pollard, 41, is a managing director of the Company and the Company’s Director of Corporate Finance, a position he has held since 2016. Prior to that, Mr. Pollard served as a controller of the Company from 2007 to 2016.
Mr. Pollard will succeed Erez Elisha, who notified the Company on July 31, 2019 of his intention to resign as the Chief Accounting Officer and principal accounting officer of the Company, effective August 7, 2019. In order to assist with an orderly transition of his responsibilities, Mr. Elisha will remain with the Company as an executive managing director until August 31, 2019.

Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of April 1, 2019, by and between Och-Ziff Holding Corporation and Och-Ziff Holding LLC, incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed on April 2, 2019.

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

4.1
Amendment to OZ Advisors II LP Unit Designation of the Preferences and Relative, Participating, Optional, and Other Special Rights, Powers and Duties of Class  A Cumulative Preferred Units, dated as of April 1, 2019, by and between Och-Ziff Capital Management Group LLC and Och-Ziff Holding LLC, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on April 2, 2019.

10.1*	Amended and Restated Certificate of Incorporation of Och-Ziff Holding Corporation dated May 28, 2019.

10.2*+	First Amendment to the Omnibus Agreement Between Thomas Sipp and OZ Management LP, OZ Advisors LP and OZ Advisors II LP dated July 10, 2019.

10.3+
Amendment to Och-Ziff Capital Management Group LLC 2013 Incentive Plan, effective May 13, 2019, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 13, 2019.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document — The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2019

OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.

By:	/s/ Thomas M. Sipp
Thomas M. Sipp
Chief Financial Officer and Executive Managing Director