Form 10-Q
period 2019-09-30
Sculptor Capital Management, Inc.
filed 2019-11-07
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-33805
SCULPTOR CAPITAL MANAGEMENT, INC.
(Exact name of Registrant as specified in its charter)

Delaware	26-0354783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street, New York, New York 10019
(Address of principal executive offices)
(212) 790-0000
(Registrant’s telephone number, including area code)
OCH-ZIFF CAPITAL MANAGEMENT GROUP INC.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Class A Shares	SCU	New York Stock Exchange

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2019, there were 20,788,825 Class A Shares and 29,208,952 Class B Shares outstanding.

SCULPTOR CAPITAL MANAGEMENT, INC.

i

Defined Terms

2007 Offerings	Refers collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly owned indirect subsidiary of Dubai Holdings LLC

active executive managing directors	Executive managing directors who remain active in our business

Annual Report	Our annual report on Form 10-K for the year ended December 31, 2018, dated March 15, 2019 and filed with the SEC

Class A Shares	Our Class A Shares, representing Class A common stock of Sculptor Capital Management, Inc., which are publicly traded and listed on the NYSE

Class B Shares
Class B Shares of Sculptor Capital Management, Inc., which are not publicly traded, are currently held solely by our executive managing directors and have no economic rights but entitle the holders thereof to one vote per share together with the holders of our Class A Shares

CLOs	Collateralized loan obligations

the Company, Sculptor Capital, the firm, we, us, our	Refers, unless the context requires otherwise, to the Registrant and its consolidated subsidiaries, including the Sculptor Operating Group

Exchange Act	Securities Exchange Act of 1934, as amended

executive managing directors	The current executive managing directors of the Company, and, except where the context requires otherwise, also includes certain executive managing directors who are no longer active in our business funds
The multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles for which we provide asset management services

GAAP	U.S. generally accepted accounting principles

Group A Units	Refers collectively to one Class A operating group unit in each of the Sculptor Operating Partnerships. Group A Units are limited partner interests held by our executive managing directors

Group A-1 Units	Refers collectively to one Class A-1 operating group unit in each of the Sculptor Operating Partnerships. Group A-1 Units are limited partner interests held by our executive managing directors

Group B Units	Refers collectively to one Class B operating group unit in each of the Sculptor Operating Partnerships. Group B Units are limited partner interests held by Sculptor Corp

Group D Units	Refers collectively to one Class D operating group unit in each of the Sculptor Operating Partnerships. Group D Units are limited partner interests held by our executive managing directors

Group E Units	Refers collectively to one Class E operating group unit in each of the Sculptor Operating Partnerships. Group E Units are limited partner interests held by our executive managing directors

Group P Units	Refers collectively to one Class P operating group unit in each of the Sculptor Operating Partnerships. Group P Units are limited partner interests held by our executive managing directors

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

Preferred Units
One Class A cumulative preferred unit in each of the Sculptor Operating Partnerships collectively represents one “Preferred Unit.” Certain of our executive managing directors collectively own 100% of the Preferred Units. Preferred Units issued in 2016 and 2017 are, collectively, referred to as “2016 Preferred Units.” Preferred Units issued in 2019 are referred to as “2019 Preferred Units.”

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

Registrant	Sculptor Capital Management, Inc., a Delaware corporation

RSUs	Class A restricted share units

Sculptor Corp	Sculptor Capital Holding Corporation, a Delaware corporation

Sculptor Operating Group	Refers collectively to the Sculptor Operating Partnerships and their consolidated subsidiaries

Sculptor Operating Partnerships	Refers collectively to Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Special Investments	Investments that we, as investment manager, believe lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance

Available Information
We file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. We make available free of charge on our website (www.sculptor.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also use our website to distribute company information, and such information may be deemed material. Accordingly, investors should monitor our website, in addition to our press releases, SEC filings and public conference calls and webcast. The contents of our website are not, however, a part of this report.
Also posted on our website in the “Public Investors—Governance” section are charters for our Audit Committee; Compensation Committee; Nominating, Corporate Governance and Conflicts Committee and Corporate Responsibility and Compliance Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to Sculptor Capital Management, Inc., 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).
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
We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions; U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy; the outcome of third-party litigation involving us; the consequences of the Foreign Corrupt Practices Act settlements with the SEC and the U.S. Department of Justice (the “DOJ”) and any claims arising therefrom; conditions impacting the alternative asset management industry; our ability to retain existing fund investor capital; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our active executive managing directors, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2019	December 31, 2018

	(dollars in thousands)
Assets
Cash and cash equivalents	$126,814	$315,809
Restricted cash	4,954	8,075
Investments (includes assets measured at fair value of $438,720 and $361,378, including assets sold under agreements to repurchase of $95,782 and $62,186 as of September 30, 2019, and December 31, 2018, respectively)	497,548	389,897
Income and fees receivable	34,812	82,843
Due from related parties	21,715	20,754
Deferred income tax assets	328,789	355,025
Operating lease assets	118,411	—
Other assets, net	79,958	82,403
Assets of consolidated funds:
Investments of consolidated funds, at fair value	—	171,495
Other assets of consolidated funds	649	21,090
Total Assets	$1,213,650	$1,447,391

Liabilities and Shareholders’ Equity (Deficit)
Liabilities
Compensation payable	$63,537	$105,036
Unearned incentive income	63,391	61,397
Due to related parties	211,361	281,821
Operating lease liabilities	130,294	—
Debt obligations	284,700	289,987
Securities sold under agreements to repurchase	94,745	62,801
Other liabilities	58,857	63,603
Liabilities of consolidated funds:
Other liabilities of consolidated funds	388	14,541
Total Liabilities	907,273	879,186

Commitments and Contingencies (Note 19)

Redeemable Noncontrolling Interests (Note 4)	150,000	577,660

Shareholders’ Equity (Deficit)
Class A Shares, $0.01 and no par value, 100,000,000 and 100,000,000 shares authorized, 20,749,306 and 19,905,126 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	207	—
Class B Shares, $0.01 and no par value, 75,000,000 and 75,000,000 shares authorized, 29,208,952 and 29,458,948 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	292	—
Additional paid-in capital	100,416	3,135,841
Accumulated deficit	(390,458)	(3,564,727)
Shareholders’ deficit attributable to Class A Shareholders	(289,543)	(428,886)
Shareholders’ equity attributable to noncontrolling interests	445,920	419,431
Total Shareholders’ Equity (Deficit)	156,377	(9,455)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity (Deficit)	$1,213,650	$1,447,391
See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Revenues
Management fees	$62,956	$70,675	$187,979	$213,718
Incentive income	30,423	19,303	118,378	104,793
Other revenues	3,646	3,342	12,458	11,751
Income of consolidated funds	1,820	507	6,732	1,741
Total Revenues	98,845	93,827	325,547	332,003

Expenses
Compensation and benefits	78,343	74,635	244,767	218,061
Interest expense	6,323	4,820	19,054	18,923
General, administrative and other	48,272	50,289	114,487	136,648
Expenses of consolidated funds	507	(5)	646	103
Total Expenses	133,445	129,739	378,954	373,735

Other (Loss) Income
Changes in tax receivable agreement liability	—	—	5,362	—
Net losses on early retirement of debt	(218)	—	(6,271)	(14,303)
Net (losses) gains on investments	(2,169)	(541)	3,668	(1,014)
Net (losses) gains of consolidated funds	(460)	290	3,768	756
Total Other (Loss) Income	(2,847)	(251)	6,527	(14,561)

Loss Before Income Taxes	(37,447)	(36,163)	(46,880)	(56,293)
Income taxes	(1,446)	(860)	12,074	(372)
Consolidated and Comprehensive Net Loss	(36,001)	(35,303)	(58,954)	(55,921)
Less: Net loss attributable to noncontrolling interests	11,435	21,140	26,653	33,945
Less: Net income attributable to redeemable noncontrolling interests	(574)	(374)	(8,745)	(1,327)
Net Loss Attributable to Sculptor Capital Management, Inc.	(25,140)	(14,537)	(41,046)	(23,303)
Less: Change in redemption value of Preferred Units	—	—	44,364	—
Net (Loss) Income Attributable to Class A Shareholders	$(25,140)	$(14,537)	$3,318	$(23,303)

(Loss) Earnings per Class A Share
(Loss) Earnings per Class A Share - basic	$(1.20)	$(0.75)	$0.16	$(1.21)
(Loss) Earnings per Class A Share - diluted	$(1.20)	$(0.75)	$0.12	$(1.21)
Weighted-average Class A Shares outstanding - basic	20,907,021	19,265,777	20,703,211	19,248,528
Weighted-average Class A Shares outstanding - diluted	20,907,021	19,265,777	28,165,978	19,248,528

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Number of Class A Shares
Beginning balance	20,631,750	19,126,958	19,905,126	18,957,321
Equity-based compensation	117,556	33,767	844,180	203,404
Ending Balance	20,749,306	19,160,725	20,749,306	19,160,725

Number of Class B Shares
Beginning balance	29,208,952	30,383,948	29,458,948	33,933,948
Equity-based compensation	—	(350,000)	(249,996)	(3,900,000)
Ending Balance	29,208,952	30,033,948	29,208,952	30,033,948

Class A Shares Par Value
Beginning balance	$206	$—	$—	$—
Equity-based compensation	1	—	2	—
Reclassification upon corporate conversion	—	—	205	—
Ending Balance	$207	$—	$207	$—

Class B Shares Par Value
Beginning balance	$292	$—	$—	$—
Reclassification upon corporate conversion	—	—	292	—
Ending Balance	$292	$—	$292	$—

Additional Paid-in Capital
Beginning balance	$70,875	$3,119,464	$3,135,841	$3,102,074
Dividend equivalents on Class A restricted share units	483	90	961	967
Equity-based compensation, net of taxes	29,058	9,238	69,376	26,066
Reclassification upon corporate conversion	—	—	(3,235,728)	—
Impact of changes in Sculptor Operating Group ownership	—	(205)	(124)	(520)
Reallocation of equity and income tax effects of Recapitalization	—	—	35,408	—
Amendment to tax receivable agreement	—	—	50,318	—
Change in redemption value of Preferred Units	—	—	44,364	—
Ending Balance	$100,416	$3,128,587	$100,416	$3,128,587

Accumulated Deficit
Beginning balance	$(358,204)	$(3,540,803)	$(3,564,727)	$(3,555,905)
Impact of adoption of ASU 2014-09	—	—	—	41,922
Cash dividends declared on Class A Shares	(6,631)	(3,829)	(18,955)	(21,006)
Dividend equivalents on Class A restricted share units	(483)	(90)	(961)	(967)
Reclassification upon corporate conversion	—	—	3,235,231	—
Comprehensive net loss, excluding amounts attributable to redeemable noncontrolling interests	(25,140)	(14,537)	(41,046)	(23,303)
Ending Balance	$(390,458)	$(3,559,259)	$(390,458)	$(3,559,259)
Shareholders’ Deficit Attributable to Class A Shareholders	$(289,543)	$(430,672)	$(289,543)	$(430,672)

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED — (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Shareholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$453,892	$419,886	$419,431	$357,902
Impact of adoption of ASU 2014-09	—	—	—	75,062
Capital contributions	958	24	1,576	902
Capital distributions	(264)	(5,611)	(891)	(30,094)
Equity-based compensation, net of taxes	2,769	12,510	34,377	35,527
Impact of changes in Sculptor Operating Group ownership	—	205	124	520
Reallocation of equity and income tax effects of Recapitalization	—	—	(39,086)	—
Change in redemption value of Preferred Units	—	—	57,042	—
Comprehensive net loss, excluding amounts attributable to redeemable noncontrolling interests	(11,435)	(21,140)	(26,653)	(33,945)
Ending Balance	$445,920	$405,874	$445,920	$405,874
Total Shareholders’ Equity (Deficit)	$156,377	$(24,798)	$156,377	$(24,798)

Cash dividends paid on Class A Shares	$0.32	$0.20	$0.92	$1.10

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended September 30,
	2019	2018

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(58,954)	$(55,921)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Amortization of equity-based compensation	106,270	67,848
Depreciation, amortization and net gains and losses on fixed assets	6,941	7,709
Net losses on early retirement of debt	6,271	14,303
Deferred income taxes	6,525	(3,341)
Operating and finance lease assets amortization	8,007	—
Operating and finance lease liabilities accretion	7,904	—
Net (gains) losses on investments, net of dividends	(823)	4,238
Operating cash flows due to changes in:
Income and fees receivable	48,031	343,769
Due from related parties	(961)	(4,141)
Other assets, net	8,756	35,489
Compensation payable	(43,143)	(145,612)
Unearned incentive income	1,994	23,697
Due to related parties	(4,140)	442
Operating lease liabilities	(13,485)	—
Other liabilities	798	8
Consolidated funds related items:
Net gains of consolidated funds	(3,768)	(756)
Purchases of investments	(128,917)	(333,657)
Proceeds from sale of investments	263,505	194,802
Other assets of consolidated funds	(31,815)	(26,888)
Other liabilities of consolidated funds	8,038	25,792
Net Cash Provided by Operating Activities	187,034	147,781

Cash Flows from Investing Activities
Purchases of fixed assets	(1,587)	(3,596)
Purchases of United States government obligations	(260,445)	(293,183)
Maturities of United States government obligations	181,278	20,500
Investments in funds	(84,906)	(152,272)
Return of investments in funds	56,947	172,950
Net Cash Used in Investing Activities	(108,713)	(255,601)

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED — (continued)

	Nine Months Ended September 30,
	2019	2018

	(dollars in thousands)
Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	5,323	150,074
Distributions to noncontrolling and redeemable noncontrolling interests	(103,983)	(41,005)
Dividends on Class A Shares	(18,955)	(21,006)
Proceeds from debt obligations, net of issuance costs	—	301,681
Repayment of debt obligations, including prepayment costs	(187,790)	(595,431)
Proceeds from securities sold under agreements to repurchase, net of issuance costs	36,134	42,348
Other, net	(1,166)	(3,313)
Net Cash Used in Financing Activities	(270,437)	(166,652)
Net Change in Cash and Cash Equivalents and Restricted Cash	(192,116)	(274,472)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	323,884	469,513
Cash and Cash Equivalents and Restricted Cash, End of Period	$131,768	$195,041

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$9,810	$25,245
Income taxes	$4,199	$2,061

Non-cash transactions:
Increase in paid-in capital as a result of tax receivable agreement amendment (Note 19)	$50,318	$—
Assets related to funds deconsolidated (See Note 6)	$92,946	$—
Liabilities related to funds deconsolidated (See Note 6)	$49,588	$—

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$126,814	$195,041
Restricted cash	4,954	—
Total Cash and Cash Equivalents and Restricted Cash	$131,768	$195,041

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

1. OVERVIEW
Sculptor Capital Management, Inc. (the “Registrant”), formerly Och-Ziff Capital Management Group Inc., a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Company” or “Sculptor Capital”), is a leading global alternative asset management firm providing investment products in a range of areas, including multi-strategy, credit and real estate. With offices in New York, London, Hong Kong and Shanghai, the Company serves global clients through commingled funds, separate accounts and specialized products (collectively, the “funds”). Sculptor Capital’s distinct investment process seeks to generate attractive and consistent risk-adjusted returns across market cycles through a combination of fundamental bottom-up research, a high degree of flexibility, a collaborative team and integrated risk management. The Company’s capabilities span all major geographies, in strategies including fundamental equities, corporate credit, real estate debt and equity, merger arbitrage, structured credit and private investments.
The Company manages multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles. Through Institutional Credit Strategies, the Company’s asset management platform that invests in performing credits, the Company manages collateralized loan obligations (“CLOs”) and other customized solutions for clients.
The Company’s primary sources of revenues are management fees, which are based on the amount of the Company’s assets under management, and incentive income, which is based on the investment performance of its funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of assets under management and the investment performance of the funds.
The Company currently has two operating segments: Sculptor Funds and Real Estate. The Sculptor Funds segment provides asset management services to the Company’s multi-strategy funds, dedicated credit funds and other alternative investment vehicles. The Real Estate segment provides asset management services to the Company’s real estate funds. The Company generates substantially all of its revenues in the United States.
The Company conducts its operations through Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP (collectively, the “Sculptor Operating Partnerships” and collectively with their consolidated subsidiaries, the “Sculptor Operating Group”). The Registrant holds its interests in the Sculptor Operating Group indirectly through Sculptor Capital Holding Corporation (“Sculptor Corp”), a wholly owned subsidiary of the Registrant.
References to the Company’s “executive managing directors” include the current executive managing directors of the Company, and, except where the context requires otherwise, also include certain executive managing directors who are no longer active in the Company’s business. References to the Company’s “active executive managing directors” refer to executive managing directors who remain active in the Company’s business.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

Company Structure
As of September 30, 2019, the Registrant is a holding company that, through Sculptor Corp, holds equity ownership interests in the Sculptor Operating Group. The Registrant had issued and outstanding the following share classes:

•
Class A Shares—Class A Shares are publicly traded and entitle the holders thereof to one vote per share on matters submitted to a vote of shareholders. The holders of Class A Shares are entitled to any distributions declared by the Registrant’s Board of Directors (the “Board”).

•
Class B Shares—Class B Shares are held by executive managing directors, as further discussed below. These shares are not publicly traded but rather entitle the executive managing directors to one vote per share on matters submitted to a vote of shareholders. These shares do not participate in the earnings of the Registrant, as the executive managing directors participate in the related economics of the Sculptor Operating Group through their direct ownership in the Sculptor Operating Group, subject to the Distribution Holiday discussed below.

The Company conducts its operations through the Sculptor Operating Group. The following is a list of the outstanding units of the Sculptor Operating Partnerships as of September 30, 2019:

•
Group A Units—Group A Units are limited partner interests issued to certain executive managing directors. Beginning on the final day of the Distribution Holiday (as defined in Note 3), each executive managing director may exchange his or her vested and booked-up (as defined below) Group A Units for an equal number of Class A Shares (or the cash equivalent thereof) over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions. A “book-up” is achieved when sufficient appreciation has occurred to meet a prescribed capital account book-up target under the terms of the Sculptor Operating Partnership limited partnership agreements.

In connection with the Recapitalization, each Group A Unit outstanding on the Recapitalization date was recapitalized into 0.65 Group A Units and 0.35 Group A-1 Units. Holders of Group A Units do not receive distributions during the Distribution Holiday. Group A Unit grants are accounted for as equity-based compensation. See Note 14 for additional information.

•
Group A-1 Units—Group A-1 Units are limited partner interests into which 0.35 of each Group A Unit was recapitalized in connection with the reallocation that was effectuated by the Recapitalization. The Group A-1 Units will be canceled at such time and to the extent that the Group E Units granted in connection with the Recapitalization vest and achieve a book-up. Group A-1 Units are not eligible to receive distributions at any time and do not participate in the net income (loss) of the Sculptor Operating Group. However, the holders of Group A-1 Units shall participate in any sale, change of control or other liquidity event. In the Recapitalization, the holders of the 2016 Preferred Units (as defined below) forfeited an additional 749,813 Group A Units, which were recapitalized into Group A-1 Units.

•
Group B Units—Sculptor Corp holds a general partner interest and Group B Units in each Sculptor Operating Partnership. Sculptor Corp owns all of the Group B Units, which represent equity interest in the Sculptor Operating Partnerships. Except during the Distribution Holiday as described above, the Group B Units are economically identical to the Group A Units held by executive managing directors but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.

•
Group E Units—Group E Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains. Each Group E Unit converts into a Group A Unit and becomes exchangeable for one Class A Share (or the cash equivalent thereof) to the extent there has been a sufficient amount of appreciation for a Group E Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

earlier exchange date is established by the Exchange Committee). The Group E Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent of their relative positive capital accounts (if any). In connection with the Recapitalization, all outstanding Group D Units, which were non-equity profits interests, converted into Group E Units on a one-for-one basis. Holders of Group E Units do not receive distributions during the Distribution Holiday. See Note 3 for additional information. Group E Unit grants are accounted for as equity-based compensation. See Note 14 for additional information.

•
Group P Units—Group P Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains. Each Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent thereof), in each case upon satisfaction of certain service and performance conditions at such time and, with respect to exchanges, to the extent there has been sufficient appreciation for a Group P Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group P Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent that certain performance conditions are met and to the extent of their relative positive capital accounts (if any). The terms of the Group P Units may be varied for certain executive managing directors. Group P Unit grants are accounted for as equity-based compensation. See Note 14 for additional information.

•
Preferred Units— The Preferred Units are non-voting preferred equity interests in the Sculptor Operating Partnerships. Preferred Units issued in 2016 and 2017 are collectively referred to as the “2016 Preferred Units.” The Preferred Units issued in 2019 are referred to as the “2019 Preferred Units.” See Note 10 for additional information.

Executive managing directors hold a number of Class B Shares equal to the number of Group A Units, Group A-1 Units and Group P Units held. Upon the exchange of a Group A Unit or a Group P Unit for a Class A Share, the corresponding Class B Share is canceled and a Group B Unit is issued to Sculptor Corp. One Class B Share will be issued to each holder of Group E Units upon the vesting of each such holder’s Group E Unit, at which time a corresponding number of Class B Shares held by holders of Group A-1 Units will be canceled.
The following table presents the number of shares and units (excluding Preferred Units) of the Registrant and the Sculptor Operating Partnerships, respectively, that were outstanding as of September 30, 2019:

As of September 30, 2019
Sculptor Capital Management, Inc.
Class A Shares	20,749,306
Class B Shares	29,208,952

Sculptor Operating Partnerships
Group A Units	16,019,506
Group A-1 Units	9,779,446
Group B Units	20,749,306
Group E Units	13,450,821
Group P Units	3,410,000

In addition, the Company grants Class A restricted share units (“RSUs”) and performance-based RSUs (“PSUs”) to its employees and executive managing directors as a form of compensation. RSU and PSU grants are accounted for as equity-based compensation. See Note 14 for additional information.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

Reverse Share Split
At the close of trading on January 3, 2019, the Company effectuated a 1-for-10 reverse share split (the “Reverse Share Split”) of the Class A Shares. As a result of the Reverse Share Split, every ten issued and outstanding Class A Shares were combined into one Class A Share. In addition, corresponding adjustments were made to the Class B Shares, Sculptor Operating Group Units, RSUs and PSUs. All prior period share, unit, per share and per unit amounts have been restated to give retroactive effect to the Reverse Share Split.
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
Name Change
Effective September 12, 2019, the Company changed its name to Sculptor Capital Management, Inc. The Company’s Class A Shares now trade on the New York Stock Exchange under the symbol “SCU.” Also effective September 12, 2019, Och-Ziff Holding Corporation changed its name to Sculptor Capital Holding Corporation, and in its capacity as the general partner of the Sculptor Operating Partnerships, changed the names of OZ Management LP, OZ Advisors LP and OZ Advisors II LP to Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP, respectively.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

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
Recently Adopted Accounting Pronouncements
Other than the adoption of ASC 842 discussed above, none of the other changes to GAAP that went into effect in the nine months ended September 30, 2019 had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
No changes to GAAP that are not yet effective are expected to have a material effect on the Company’s consolidated financial statements.
3. RECAPITALIZATION
On February 7, 2019, the Company completed the Recapitalization, which included a series of transactions that involved the reallocation of certain ownership interests in the Sculptor Operating Partnerships to existing members of senior management, a “Distribution Holiday” on interests held by active and former executive managing directors, an amendment to the tax receivable agreement, a “Cash Sweep” to pay down the 2018 Term Loan (as defined in Note 8) and 2019 Preferred Units, and various other related transactions. In addition, (i) $200.0 million of the 2016 Preferred Units was restructured into the Debt Securities (as defined in Note 8) and (ii) $200.0 million of the 2016 Preferred Units was restructured into the 2019 Preferred Units.
Reallocation of Equity
In connection with the Recapitalization, holders of Group A Units collectively reallocated 35% of their Group A Units to existing members of senior management and for potential grants to new hires. The reallocation was effected by (i) recapitalizing such Group A Units into Group A-1 Units and (ii) creating and making grants to existing members of senior

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

management (and reserving for future grants to active managing directors and new hires) of Group E Units. An equivalent number of Group A-1 Units will be canceled at such time and to the extent that Group E Units vest and achieve a book-up. Upon vesting, holders of Group E Units will be entitled to vote a corresponding number of Class B Shares previously allocated to Group A-1 Units. Until such time as the relevant Group E Units become vested, the Class B Shares corresponding to the Group A-1 Units will be voted pro rata in accordance with the vote of the Class A Shares held by non-affiliates. In connection with the Recapitalization, the holders of the 2016 Preferred Units forfeited an additional 749,813 Group A Units (which were recapitalized into Group A-1 Units).
Distribution Holiday
The Sculptor Operating Partnerships initiated a distribution holiday (the “Distribution Holiday”) on the Group A Units, Group D Units, Group E Units and Group P Units and on certain RSUs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income (as defined in the Sculptor Operating Partnerships’ limited partnership agreements) is realized and (y) April 1, 2026.
 During the Distribution Holiday, (i) the Sculptor Operating Partnerships shall only make distributions with respect to Group B Units, (ii) the performance thresholds of Group P Units and PSUs shall be adjusted to take into account performance and distributions during such period, and (iii) RSUs will continue to receive dividend equivalents in respect of dividends or distributions paid on the Class A Shares. For executive managing directors that have received Group E Units, distributions on Group P Units, RSUs and PSUs is limited to an aggregate amount not to exceed $4.00 per Group P Unit, PSU or RSU, as applicable, cumulatively during the Distribution Holiday. Following the termination of the Distribution Holiday, Group A Units and Group E Units (whether vested or unvested) shall receive distributions even if such units have not been booked-up.
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
Liquidity Redemption
In connection with his transition from the Company, the Company’s founder, Mr. Daniel S. Och submitted redemption notices for all liquid balances of Mr. Och and his related parties (other than their liquid balances in the Sculptor Credit Opportunities Master Fund) — half of which was redeemed effective as of December 31, 2018 and the remainder effective March 31, 2019. The receipt by Mr. Och and his related parties of redemption proceeds associated with these redemptions is referred to as the “Liquidity Redemption.” Redemptions are generally paid in the month following the effective date of the redemption. The Liquidity Redemption was completed as of April 29, 2019. Mr. Och and his related parties have also redeemed their liquid balances in the Sculptor Credit Opportunities Master Fund effective September 30, 2019 (the “Credit Fund Balance Redemption”).
Cash Sweep
As part of the Recapitalization, the Company instituted a “Cash Sweep” with regards to the paydowns of the 2018 Term Loan and the 2019 Preferred Units. During the Distribution Holiday, on a quarterly basis, for each of the first three quarters of the year 100% of all Economic Income (subject to certain adjustments described in the 2019 Preferred Unit Designations as defined in Note 10) will be applied to repay the 2018 Term Loan and then to redeem the 2019 Preferred Units, in each case, together with accrued interest. The Cash Sweep will not apply to the extent that it would result in the Sculptor Operating Group having a minimum “Free Cash Balance” (as defined in the 2019 Preferred Unit Designations) of less than $200.0 million except in certain specified circumstances. In the fourth quarter of each year, an amount equal to the excess of the Free Cash Balance over the minimum Free Cash Balance of $200.0 million, will be used to repay the 2018 Term Loan and redeem the 2019 Preferred Units. In addition, without duplication of the Cash Sweep, (i) certain of the proceeds resulting from the realization of incentive income from certain longer term assets under management described in the 2019 Preferred Units Designations (“Designated

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

Accrued Unrecognized Incentive”) and (ii) 85% of the net cash proceeds from any Asset Sales (as defined in the 2019 Preferred Units Designations), will be used to repay the 2018 Term Loan and redeem the 2019 Preferred Units.
As long as the Cash Sweep is in effect, the Sculptor Operating Group may only use funds from a cumulative discretionary one-time basket of up to $50.0 million in the aggregate, or reserve up to $17.0 million in the aggregate annually (the “Discretionary Basket”), to engage in certain “Restricted Activities” (as defined below) or any other activities related to the strategic expansion of the Sculptor Operating Group, and may not use any other funds of the Sculptor Operating Group to fund such activities, subject to certain exceptions. The Discretionary Basket will not be subject to the Distribution Holiday or the Cash Sweep and, subject to certain exceptions, may only be used to fund new firm investments or new firm products or to fund share buybacks (including RSU cash settlements in excess of permitted amounts) in an aggregate amount not to exceed $25.0 million (the “Restricted Activities”). The Discretionary Basket may not be used to fund employee compensation payments.
4. NONCONTROLLING INTERESTS
Noncontrolling interests represent ownership interests in the Company’s subsidiaries held by parties other than the Company, and primarily relate to the Group A Units held by executive managing directors.
Prior to the Recapitalization, the attribution of net income (loss) of each Sculptor Operating Partnership was based on the relative ownership percentages of the Group A Units (noncontrolling interests) and the Group B Units (indirectly held by the Registrant). In applying the substantive profit-sharing arrangements in the Sculptor Operating Partnerships limited partnership agreements to the Company’s consolidated financial statements, for periods subsequent to the Recapitalization and for the duration of the Distribution Holiday, the Company will allocate net income of each Sculptor Operating Partnership in any fiscal year solely to the Group B Units and any net loss on a pro rata basis based on the relative ownership percentages of the Group A Units and Group B Units. To the extent a Sculptor Operating Partnership incurs a net loss in an interim period, any net income recognized in a subsequent interim period in the same fiscal year is allocated on a pro rata basis to the extent of previously allocated net loss. Conversely, to the extent a Sculptor Operating Partnership recognizes net income in an interim period, any net loss incurred in a subsequent interim period in the same fiscal year is allocated solely to the Group B Units to the extent of previously allocated net income.
The table below sets forth the calculation of noncontrolling interests related to the Group A Units for each Sculptor Operating Partnership (rounding differences may occur). The blended participation percentages presented below take into account ownership changes throughout the periods presented. In addition, the blended participation percentages in 2019 take into account the difference in methodology described above for the period prior to the Recapitalization Date compared to the period following the Recapitalization Date. For example, Sculptor Capital Advisors LP had net income in the period prior to the Recapitalization Date, and as a result, allocates a portion of its net income for the nine months ended September 30, 2019 to the Group A Units.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)

Sculptor Capital LP
Net loss	$(23,983)	$(15,497)	$(74,801)	$(43,993)
Blended participation percentage	43%	57%	44%	58%
Net Loss Attributable to Group A Units	$(10,377)	$(8,892)	$(32,589)	$(25,350)

Sculptor Capital Advisors LP
Net loss	$(10,838)	$(11,966)	$(2,864)	$(14,395)
Blended participation percentage	12%	57%	n/m	57%
Net (Loss) Income Attributable to Group A Units	$(1,248)	$(6,866)	$5,447	$(8,266)

Sculptor Capital Advisors II LP
Net (loss) income	$(4,562)	$(10,528)	$12,041	$(3,058)
Blended participation percentage	0%	57%	0%	57%
Net (Loss) Income Attributable to Group A Units	$—	$(6,040)	$—	$(1,727)

Total Sculptor Operating Group
Net loss	$(39,383)	$(37,991)	$(65,624)	$(61,446)
Blended participation percentage	30%	57%	41%	58%
Net Loss Attributable to Group A Units	$(11,625)	$(21,798)	$(27,142)	$(35,343)
_______________
n/m not meaningful
The following table presents the components of the net loss attributable to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Group A Units	$(11,625)	$(21,798)	$(27,142)	$(35,343)
Other	190	658	489	1,398
	$(11,435)	$(21,140)	$(26,653)	$(33,945)

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	September 30, 2019	December 31, 2018

	(dollars in thousands)
Group A Units	$441,235	$415,928
Other	4,685	3,503
	$445,920	$419,431

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

The Preferred Units and fund investors’ interests in certain consolidated funds are redeemable outside of the Company’s control. These interests are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following tables present the activity in redeemable noncontrolling interests:

	Three Months Ended September 30,
	2019			2018
	Funds	Preferred Units	Total	Funds	Preferred Units	Total

	(dollars in thousands)
Beginning balance	$97,229	$150,000	$247,229	$53,507	$420,000	$473,507
Capital contributions	102	—	102	111,887	—	111,887
Capital distributions	(54,532)	—	(54,532)	(562)	—	(562)
Funds deconsolidation (See Note 6)	(43,373)	—	(43,373)	—	—	—
Comprehensive income	574	—	574	374	—	374
Ending Balance	$—	$150,000	$150,000	$165,206	$420,000	$585,206

	Nine Months Ended September 30,
	2019			2018
	Funds	Preferred Units	Total	Funds	Preferred Units	Total

	(dollars in thousands)
Beginning balance	$157,660	$420,000	$577,660	$25,617	$420,000	$445,617
Fair value of Debt Securities exchanged for 2016 Preferred Units	—	(167,799)	(167,799)	—	—	—
Fair value of 2019 Preferred Units exchanged for 2016 Preferred Units	—	(137,759)	(137,759)	—	—	—
Issuance of 2019 Preferred Units, net of issuance costs	—	136,964	136,964	—	—	—
Change in redemption value of Preferred Units	—	(101,406)	(101,406)	—	—	—
Capital contributions	3,747	—	3,747	149,172	—	149,172
Capital distributions	(126,779)	—	(126,779)	(10,910)	—	(10,910)
Funds deconsolidation (See Note 6)	(43,373)	—	(43,373)	—	—	—
Comprehensive income	8,745	—	8,745	1,327	—	1,327
Ending Balance	$—	$150,000	$150,000	$165,206	$420,000	$585,206

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

5. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
United States government obligations, at fair value	$261,981	$179,510
CLOs, at fair value	176,739	181,868
Other investments, equity method	58,828	28,519
Total Investments	$497,548	$389,897

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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

value measurement. The assessment of the significance of an input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2019:

	As of September 30, 2019
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
United States government obligations	$261,981	$—	$—	$261,981
CLOs(1)	$—	$—	$176,739	$176,739
_______________
(1) As of September 30, 2019, investments in CLOs had contractual principal amounts of $164.3 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.
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
Reconciliation of Fair Value Measurements Categorized within Level III
Gains and losses, excluding those of the consolidated funds are recorded within net (losses) gains on investments in the consolidated statements of comprehensive income (loss), and gains and losses of the consolidated funds are recorded within net (losses) gains of consolidated funds. Amounts related to the funds deconsolidated in the third quarter of 2019 are included within investment sales. Amortization of premium, accretion of discount and foreign exchange gains and losses on non-U.S. Dollar investments are also included within gains and losses in the tables below.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended September 30, 2019:

	June 30, 2019	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	September 30, 2019

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$181,547	$—	$—	$1,709	$(28)	$(6,489)	$176,739

Investments of consolidated funds:
Bank debt	$36,130	$5,326	$(17,427)	$9,231	$(33,283)	$23	$—

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended September 30, 2018:

	June 30, 2018	Transfers In	Transfers Out	Investment Purchases	Investment Sales / Settlements	Gains / Losses	September 30, 2018

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$148,127	$—	$—	$24,655	$(5,483)	$(1,504)	$165,795

Investments of consolidated funds:
Bank debt	$32,515	$6,094	$(13,795)	$55,761	$(19,356)	$379	$61,598

The following tables summarize the changes in the Company’s Level III assets and liabilities for the nine months ended September 30, 2019:

	December 31, 2018	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	September 30, 2019

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$181,868	$—	$—	$28,420	$(27,778)	$(5,771)	$176,739

Investments of consolidated funds:
Bank debt	$75,613	$7,982	$(40,272)	$29,601	$(73,772)	$848	$—
Corporate bonds	$—	$—	$—	$987	$(981)	$(6)	$—

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

The following table summarizes the changes in the Company’s Level III assets and liabilities for the nine months ended September 30, 2018:

	December 31, 2017	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales	Gains/Losses	September 30, 2018

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$211,749	$—	$—	$131,104	$(170,403)	$(6,655)	$165,795

Investments of consolidated funds:
Bank debt	$18,807	$2,438	$(1,690)	$114,154	$(72,838)	$727	$61,598

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
The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held as of the reporting date:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$(463)	$(1,576)	$(5,612)	$(4,944)

Investments of consolidated funds:
Bank debt	$—	$240	$—	$274

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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, including its debt obligations and repurchase agreements, approximated their fair values as of September 30, 2019. The fair value measurements for the Company’s debt obligations and repurchase agreements are categorized as Level III within the fair value hierarchy and were determined using independent pricing services.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

Loans Sold to CLOs Managed by the Company
In the nine months ended September 30, 2018, the Company sold $29.8 million of loans to CLOs managed by the Company. No loans were sold in the nine months ended September 30, 2019. These loans were previously purchased by the Company in the open market, and were sold for cash at cost to the CLOs. The loans were accounted for as transfers of financial assets and met the criteria for derecognition under GAAP.
The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold the loans discussed above. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issues by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. In the nine months ended September 30, 2018, the Company made $24.9 million of investments related to these retained interests. No investments related to these retained interests were made in the nine months ended September 30, 2019. As of September 30, 2019 and December 31, 2018, the Company’s investments in these retained interests had a fair value of $87.4 million and $89.4 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. In the nine months ended September 30, 2019 and 2018, the Company received $3.0 million and $5.5 million, respectively, of interest and principal payments related to the retained interests.
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
In the third quarter of 2019, the Company redeemed its investments in certain funds, which resulted in the Company no longer holding a controlling financial interest, and therefore deconsolidated the funds. No gain or loss was recognized as a result of the deconsolidation.

	September 30, 2019	December 31, 2018

	(dollars in thousands)
Assets
Assets of consolidated funds:
Investments of consolidated funds, at fair value	$—	$171,495
Other assets of consolidated funds	649	21,090
Total Assets	$649	$192,585

Liabilities
Liabilities of consolidated funds:
Other liabilities of consolidated funds	388	14,541
Total Liabilities	$388	$14,541

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

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
The table below presents the net assets of VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	September 30, 2019	December 31, 2018

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$7,996,323	$10,236,438

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned revenues	66,593	62,038
Income and fees receivable	8,995	31,658
Investments in funds	192,327	190,674
Maximum Exposure to Loss	$267,915	$284,370

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

7. LEASES
The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Shanghai, and various other locations and data centers. The Company does not have renewal options, other than a three-year renewal option for its lease in Hong Kong, which was not included in the determination of the related lease asset and liability. The Company also subleases a portion of its office space in London through the end of the lease term. Finally, the Company has finance leases for computer hardware.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

	(dollars in thousands)
Lease Cost
Operating lease cost	$5,135	$15,430
Short-term lease cost	13	45
Finance lease cost - amortization of leased assets	137	411
Finance lease cost - imputed interest on lease liabilities	22	71
Less: Sublease income	(380)	(1,145)
Net Lease Cost	$4,927	$14,812

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

	(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$8,731	$20,109
Operating cash flows for finance leases	$22	$71
Finance cash flows for finance leases	$154	$611

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$126,007
Finance leases	$—	$1,702

September 30, 2019

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	9.5 years
Finance leases	2.4 years

Weighted average discount rate
Operating leases	7.9%
Finance leases	7.9%

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities
October 1, 2019 to December 31, 2019	$5,587	$—
2020	22,358	618
2021	20,864	618
2022	19,677	—
2023	19,003	—
Thereafter	97,587	—
Total Lease Payments	185,076	1,236
Imputed interest	(54,782)	(81)
Total Lease Liabilities	$130,294	$1,155

As of September 30, 2019, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within investments in the consolidated balance sheets.

Operating Leases

(dollars in thousands)
Sublease Rent Payments Receivable
October 1, 2019 to December 31, 2019	$733
2020	1,465
2021	1,465
2022	1,465
2023	1,147
Thereafter	—
Total Sublease Rent Payments Receivable	$6,275

8. DEBT OBLIGATIONS

	Debt Securities	2018 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
October 1, 2019 to December 31, 2019	$—	$—	$—	$—
2020	—	—	—	—
2021	—	—	1,021	1,021
2022	40,000	—	—	40,000
2023	40,000	50,000	—	90,000
Thereafter	120,000	—	56,988	176,988
Total Payments	200,000	50,000	58,009	308,009
Unamortized discounts & deferred financing costs	(21,892)	(1,070)	(347)	(23,309)
Total Debt Obligations	$178,108	$48,930	$57,662	$284,700

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

Debt Securities
In connection with the Recapitalization, the Sculptor Operating Partnerships, each as a borrower, entered into an unsecured senior subordinated term loan credit and guaranty agreement (the “Subordinated Credit Agreement”) under which $200.0 million of Debt Securities were issued in exchange for an equal amount of 2016 Preferred Units. The Debt Securities mature on the earlier of (i) the fifth anniversary of the date on which all obligations under the 2019 Preferred Unit Designations have been in paid in full and (ii) April 1, 2026.
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
The Subordinated Credit Agreement contains customary events of default for a transaction of this type and is based on substantially the same terms as the 2018 Term Loan. If an event of default under the Subordinated Credit Agreement occurs and is continuing, then, at the request (or with the consent) of the lenders holding a majority of the Debt Securities, upon notice by the Subordinated Credit Agreement Administrative Agent to the borrowers, the obligations under the Subordinated Credit Agreement shall become immediately due and payable. In addition, if the Sculptor Operating Partnerships or any of their material subsidiaries become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Subordinated Credit Agreement will automatically become immediately due and payable.
2018 Term Loan
On April 10, 2018 (the “Closing Date”), Sculptor Capital LP, as borrower, (the “Senior Credit Agreement Borrower”), and certain other subsidiaries of the Company, as guarantors, entered into a senior secured credit and guaranty agreement (the “Senior Credit Agreement”) consisting of (i) a $250.0 million term loan facility (the “2018 Term Loan”) and (ii) a $100.0 million revolving credit facility (the “2018 Revolving Credit Facility”). Effective as of February 7, 2019, the Company terminated in full the commitments under the 2018 Revolving Credit Facility. At the time of such termination, no borrowings were outstanding under the 2018 Revolving Credit Facility.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

In connection with the Recapitalization and the Senior Credit Agreement Amendment, the Company repaid $100.0 million of amounts outstanding under the 2018 Term Loan. In accordance with the Cash Sweep, the Company repaid an additional $50.0 million during the first nine months of 2019 and another $5.0 million on November 4, 2019.
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
The obligations under the Amended Senior Credit Agreement are guaranteed by the Sculptor Operating Partnerships and are secured by a lien on substantially all of the Sculptor Operating Partnerships’ assets, subject to certain exclusions.
The Amended Senior Credit Agreement contains two financial maintenance covenants. The first financial maintenance covenant states that the Company’s total fee-paying assets under management as of the last day of any fiscal quarter must be greater than $20.0 billion, and the second states that the total net leverage ratio (as defined in the Amended Senior Credit Agreement, which excludes the Debt Securities) as of the last day of any fiscal quarter must be less than (i) 3.00 to 1.00, or (ii) following the third anniversary of the Closing Date, 2.50 to 1.00. As of September 30, 2019, the Company was in compliance with the financial maintenance covenants.
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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs, which investments had fair values of $65.6 million and $112.8 million as of September 30, 2019 and December 31, 2018, respectively.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

Carrying amounts presented in the table below are net of discounts, if any, and unamortized deferred financing costs. The maturity date for each CLO Investments Loan is the earlier of the final maturity date presented in the table below or the date at which the Company no longer holds a risk retention investment in the respective CLO.

Initial Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			September 2019	December 2018

			(dollars in thousands)
November 28, 2016	EURIBOR plus 2.23%	December 15, 2023	$—	$17,235
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	17,240	17,224
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,678	21,674
September 14, 2017	EURIBOR plus 2.21%	September 14, 2024	17,723	18,614
February 21, 2018	LIBOR plus 1.27%	February 21, 2019	—	21,060
August 1, 2019	EURIBOR plus 1.15%	June 29, 2021	1,021	—
			$57,662	$95,807

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
On May 29, 2018, the Company entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of September 30, 2019, €12.3 million of the CLO Financing Facility remained available.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to counterparties related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of September 30, 2019	$94,745	$—	$94,745	$94,745	$—
As of December 31, 2018	$62,801	$—	$62,801	$62,186	$615

The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of September 30, 2019	$—	$—	$—	$94,745	$94,745
As of December 31, 2018	$—	$—	$—	$62,801	$62,801

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
2019 Preferred Units
Pursuant to the 2019 Preferred Unit Designations, the Sculptor Operating Partnerships issued 2019 Preferred Units with an aggregate liquidation preference of $200.0 million, in exchange for $200.0 million of the 2016 Preferred Units. Other than following the occurrence of a Discount Termination Event (as defined in the 2019 Preferred Unit Designations), the Sculptor Operating Partnerships have the option to redeem the 2019 Preferred Units at a 25% discount until March 31, 2021, and then at a 10% discount at any time between April 1, 2021 and March 30, 2022. Any mandatory payments as a result of the Cash Sweep will be entitled to the same discount. To the extent that the 2019 Preferred Units are not repaid in full prior to March 31, 2022, at the option of the holder thereof, all or any portion of the 2019 Preferred Units will be converted into Debt Securities in an aggregate principal amount equal to the Liquidation Value (as defined below) of such 2019 Preferred Units, with such Debt Securities having the same terms as the existing $200.0 million of Debt Securities.
Pursuant to the New Preferred Unit Designations, distributions on the 2019 Preferred Units will be payable on the liquidation preference amount on a cumulative basis at an initial distribution rate of 0% per annum until February 19, 2020 (the “Step Up Date”), after which the distribution rate will increase in stages thereafter to a maximum of 10% per annum on and after the eighth anniversary of the Step Up Date. In addition, following the occurrence of a change of control event, the Sculptor Operating Partnerships will redeem the 2019 Preferred Units at a redemption price equal to the liquidation preference plus all accumulated but unpaid distributions (collectively, the “Liquidation Value”). If the Sculptor Operating Partnerships fail to redeem

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

all of the outstanding 2019 Preferred Units after such change of control event, the distribution rate will increase by 7% per annum, beginning on the 31st day following such event. Pursuant to the 2019 Preferred Unit Designations, the Sculptor Operating Partnerships will not be required to effect such redemption until the earlier of (i) the date that is 20 days following such change of control event and (ii) the payment in full of all loans and other obligations and the termination of all commitments under the 2018 Term Loan.
From and after March 31, 2022, if the amounts distributed to partners of the Sculptor Operating Partnerships in respect of their equity interests in the Sculptor Operating Partnerships (other than amounts distributed in respect of tax distributions or certain other distributions) or used for repurchase of units by such entities (or which were available but not used for such purposes) for the immediately preceding fiscal year exceed $100.0 million in the aggregate, then an amount equal to 20% of such excess shall be used to redeem the 2019 Preferred Units on a pro rata basis at a redemption price equal to the Liquidation Value. Furthermore, if the average closing price of the Company’s Class A Shares exceeds $150.00 per share for the previous 20 trading days from and after the Recapitalization Closing, the Sculptor Operating Partnerships have agreed to use their reasonable best efforts to redeem all of the outstanding 2019 Preferred Units as promptly as practicable. If such event occurs prior to the maturity date of the 2018 Term Loan and all obligations under the 2018 Term Loan have not been prepaid in accordance with the terms thereof, the Company has agreed to use its reasonable best efforts to obtain consents from its lenders in order to redeem the 2019 Preferred Units as promptly as practicable.
11. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	September 30, 2019	December 31, 2018

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$54,257	$54,257
Computer hardware and software	47,052	48,178
Furniture, fixtures and equipment	8,417	8,373
Accumulated depreciation and amortization	(73,314)	(67,558)
Fixed assets, net	36,412	43,250
Goodwill	22,691	22,691
Prepaid expenses	13,916	11,629
Other	6,939	4,833
Total Other Assets, Net	$79,958	$82,403

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

12. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	September 30, 2019	December 31, 2018

	(dollars in thousands)
Accrued expenses	$19,649	$27,683
Legal provision(1)	19,100	—
Uncertain tax positions	7,000	7,000
Unused trade commissions	5,609	8,615
Deferred rent credit	—	6,231
Trades payable	—	4,978
Other	7,499	9,096
Total Other Liabilities	$58,857	$63,603

_______________
(1) Legal provision represents accrual for certain contingencies discussed in Note 19.
13. REVENUES
The following table presents management fees and incentive income recognized as revenues for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$34,201	$13,732	$41,507	$11,985
Credit
Opportunistic credit funds	11,217	2,664	11,011	2,514
Institutional Credit Strategies	14,713	—	12,967	—
Real estate funds	2,613	14,027	4,749	4,804
Other	212	—	441	—
Total	$62,956	$30,423	$70,675	$19,303

The following table presents management fees and incentive income recognized as revenues for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$102,801	$59,516	$130,307	$54,911
Credit
Opportunistic credit funds	32,356	35,653	30,115	33,045
Institutional Credit Strategies	42,284	—	36,715	—
Real estate funds	9,862	23,209	14,590	15,895
Other	676	—	1,991	942
Total	$187,979	$118,378	$213,718	$104,793

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. The following table presents the activity in the Company’s unearned incentive income for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
Beginning of Period	$61,397	$143,710
Effects of adoption of ASU 2014-09	—	(99,422)
Amounts collected during the period	20,168	38,503
Amounts recognized during the period	(18,174)	(14,806)
End of Period	$63,391	$67,985

The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.
The following table presents the composition of the Company’s income and fees receivable as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

	(dollars in thousands)
Management fees	$22,415	$20,368
Incentive income	12,397	62,475
Income and Fees Receivable	$34,812	$82,843

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
The following table presents information regarding the impact of equity-based compensation grants on the Company’s consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Expense recorded within compensation and benefits	$31,952	$22,311	$106,270	$67,848
Corresponding tax benefit	$3,614	$2,033	$10,166	$5,853

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

The following tables present activity related to the Company’s unvested equity awards for the nine months ended September 30, 2019:

	Equity-Classified RSUs		Liability-Classified RSUs		PSUs
	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested PSUs	Weighted-Average Grant-Date Fair Value
December 31, 2018	3,784,536	$30.00	433,133	$66.75	1,000,000	$11.82
Granted	1,789,633	$15.02	64,429	$15.23	—	$—
Vested	(906,253)	$22.79	—	$—	—	$—
Canceled or forfeited	(238,263)	$26.69	—	$—	—	$—
September 30, 2019	4,429,653	$25.64	497,562	$59.81	1,000,000	$11.82

	Group A Units		Group E Units		Group P Units
	Unvested Group A Units	Weighted-Average Grant-Date Fair Value	Unvested Group E Units	Weighted-Average Grant-Date Fair Value	Unvested Group P Units	Weighted-Average Grant-Date Fair Value
December 31, 2018	74,962	$105.26	—	$—	3,660,000	$12.46
Granted	—	$—	13,684,124	$8.25	225,000	$5.94
Vested	(24,271)	$105.26	(1,315,355)	$8.45	(225,000)	$5.94
Canceled or forfeited	(26,421)	$105.26	(233,303)	$8.12	(475,000)	$12.46
September 30, 2019	24,270	$105.26	12,135,466	$8.23	3,185,000	$12.46

Restricted Share Units (RSUs)
An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board, upon completion of the requisite service period. All of the RSUs granted to date accrue dividend equivalents equal to the dividend amounts paid on the Company’s Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs that also accrue additional dividend equivalents. As a result, dividend equivalents declared on equity-classified RSUs are recorded similar to a stock dividend, resulting in (i) increases in the Company’s accumulated deficit and the accumulated deficit component of noncontrolling interests on the same pro rata basis as earnings of the Sculptor Operating Group are allocated and (ii) increases in the Company’s additional paid-in capital and the paid-in capital component of noncontrolling interests on the same pro rata basis. No compensation expense is recognized related to these dividend equivalents. Delivery of dividend equivalents on outstanding RSUs is contingent upon the vesting of the underlying RSUs.
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
As of September 30, 2019, total unrecognized compensation expense related to equity-classified RSUs totaled $71.4 million with a weighted-average amortization period of 2.4 years. As of September 30, 2019, total unrecognized compensation expense related to liability-classified RSUs totaled $24.4 million with a weighted-average amortization period of 3.2 years.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

The following table presents information related to the settlement of RSUs:

	Nine Months Ended September 30,
	2019	2018

	(dollars in thousands)
Fair value of RSUs settled in Class A Shares	$12,673	$4,772
Fair value of RSUs settled in cash	$—	$276
Fair value of RSUs withheld to satisfy tax withholding obligations	$878	$2,419
Number of RSUs withheld to satisfy tax withholding obligations	47,767	110,989

PSUs
As of September 30, 2019, total unrecognized compensation expense related to these units totaled $5.4 million with a weighted-average amortization period of 1.4 years. See the Company’s Annual Report for additional information regarding the PSUs.
Group A Units
As of September 30, 2019, total unrecognized compensation expense related to the Group A Units totaled $1.4 million with a weighted-average amortization period of 0.5 years. See the Company’s Annual Report for additional information regarding the Group A Units.
Group E Units
As a part of the Recapitalization described in Note 3, the Company granted Group E Units. The Group E Units are not entitled to participate in distributions during the Distribution Holiday. The right of the Group E Units to participate in distributions is considered a performance condition that does not affect vesting. The Company is required to recognize compensation cost based on the grant date fair value of Group E Units where the performance condition is probable of being met. The fair value of the Group E Units was calculated using the price of the Company’s Class A Shares at the date of grant, adjusted to reflect that Group E Units are not entitled to participate in distributions during the Distribution Holiday and for post-vesting transfer restrictions. As of September 30, 2019, total unrecognized compensation expense related to these units totaled $64.9 million with a weighted-average amortization period of 2.1 years. Expense for the Group E Units is recognized on an accelerated basis (i.e., each tranche will be recognized over its respective service period), as the value of the award is dependent at least in part on a performance condition.
Group P Units
As of September 30, 2019, total unrecognized compensation expense related to the Group P Units totaled $11.2 million with a weighted-average amortization period of 1.2 years. See the Company’s Annual Report for additional information regarding the Group P Units.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

discretionary cash bonuses recorded in any given quarter can have a significant impact on the Company’s effective tax rate. Accordingly, the effective tax rate for interim periods is not indicative of the tax rate expected for a full year.
Changes in Tax Status and Legal Structure
The Sculptor Operating Partnerships are partnerships for U.S. federal income tax purposes. The Registrant was a partnership for U.S. federal income tax purposes until the Corporate Classification Change on April 1, 2019. Prior to the Corporate Classification Change, only a portion of the income the Company earned has been subject to corporate-level income taxes in the United States and foreign jurisdictions.
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
The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
Income passed through to noncontrolling interests	-9.75%	-13.51%	-18.81%	-14.68%
Nondeductible transaction costs	—%	—%	-4.66%	—%
Tax effects of income recorded to equity in connection with the Recapitalization	—%	—%	3.46%	—%
Foreign income taxes	-2.93%	-2.31%	-7.38%	-3.78%
RSU excess deferred income tax write-off	-0.29%	-0.34%	-3.72%	-1.01%
State and local income taxes	1.62%	1.28%	-13.44%	0.44%
Income not subject to entity level tax	—%	-2.38%	0.93%	-0.45%
Nondeductible fines and penalties	—%	-0.03%	—%	-0.02%
Nondeductible interest expense	-5.72%	—%	-4.57%	—%
Other, net	-0.07%	-1.33%	1.43%	-0.84%
Effective Income Tax Rate	3.86%	2.38%	-25.76%	0.66%

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

The Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the Company had a liability for unrecognized tax benefits of $7.0 million. As of and for the nine months ended September 30, 2019, the Company did not accrue interest or penalties related to uncertain tax positions. As of September 30, 2019, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $3.1 million as of September 30, 2019.
16. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Professional services	$8,111	$8,563	$29,801	$31,069
Occupancy and equipment	7,555	7,525	22,663	21,820
Information processing and communications	5,074	5,948	15,924	19,349
Recurring placement and related service fees	3,527	3,956	10,372	12,466
Insurance	2,176	1,844	6,500	5,531
Business development	1,032	1,018	2,989	3,271
Foreign exchange (gains) and losses	173	238	(181)	2,825
Other expenses	1,524	2,447	7,319	8,567
	29,172	31,539	95,387	104,898
Legal settlements and provisions	19,100	18,750	19,100	31,750
Total General, Administrative and Other	$48,272	$50,289	$114,487	$136,648

17. (LOSS) EARNINGS PER CLASS A SHARE
Basic (loss) earnings per Class A Share is computed by dividing the net (loss) income attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended September 30, 2019 and 2018, the Company included 196,216 and 120,460 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share. For the nine months ended September 30, 2019 and 2018, the Company included 181,793 and 147,286 RSUs, respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share.
When calculating dilutive (loss) earnings per Class A Share, the Company applies the treasury stock method to unvested RSUs and the if-converted method to vested Group A Units and Group E Units. The Company applies the treasury stock method to unvested Group A Units and Group E Units and the if-converted method on the resulting number of units that would be issued. The Company did not include the Group P Units or PSUs in the calculations of dilutive (loss) earnings per Class A Share, as the applicable market performance conditions have not yet been met as of September 30, 2019.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

The following tables present the computation of basic and diluted earnings per Class A Share:

Three Months Ended September 30, 2019	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(25,140)	20,907,021	$(1.20)
Effect of dilutive securities:
Group A Units	—	—		16,019,506
Group E Units	—	—		13,476,311
RSUs	—	—		4,903,263
Diluted	$(25,140)	20,907,021	$(1.20)

Three Months Ended September 30, 2018	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(14,537)	19,265,777	$(0.75)
Effect of dilutive securities:
Group A Units	—	—		25,897,861
RSUs	—	—		5,476,058
Diluted	$(14,537)	19,265,777	$(0.75)

Nine Months Ended September 30, 2019	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$3,318	20,703,211	$0.16
Effect of dilutive securities:
Group A Units	—	—		17,344,925
Group E Units	—	6,908,523		—
RSUs	—	554,244		—
Diluted	$3,318	28,165,978	$0.12

Nine Months Ended September 30, 2018	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(23,303)	19,248,528	$(1.21)
Effect of dilutive securities:
Group A Units	—	—		26,165,431
RSUs	—	—		4,620,073
Diluted	$(23,303)	19,248,528	$(1.21)

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

18. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to current and former executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”) under the tax receivable agreement, as discussed further in Note 19. The Company made no payments under the tax receivable agreement in the nine months ended September 30, 2019 and 2018.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
As of September 30, 2019 and 2018, respectively, approximately $1.0 billion and $2.2 billion of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of September 30, 2019 and 2018, approximately 32% and 28%, of these assets under management were not charged management fees or incentive income. The following table presents management fees and incentive income charged on investments held by the Company’s executive managing directors, employees and certain other related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$1,613	$4,148	$6,009	$10,621
Incentive income	$2,646	$1,795	$7,414	$4,249

Other
In connection with the Recapitalization, the Company paid for Mr. Och’s expenses incurred in connection with these transactions in the amount of $5.0 million, of which $4.5 million was incurred in the fourth quarter of 2018 and the remainder in the first quarter of 2019. In addition, the Company will pay for reasonable expenses, if any, incurred by holders of the 2019 Preferred Units in connection with protecting the interests or enforcing the rights of such securities.
19. COMMITMENTS AND CONTINGENCIES
Tax Receivable Agreement
The purchase of Group A Units from current and former executive managing directors and the Ziffs with the proceeds from the 2007 Offerings, and subsequent taxable exchanges by them of Partner Equity Units for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Sculptor Operating Group that would not otherwise have been available. The Company anticipates that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Sculptor Operating Group, and the Company will derive its tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, the

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

Company’s depreciation and amortization expenses and will therefore reduce the amount of tax that Sculptor Corp and any other future corporate taxpaying entities that acquire Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Sculptor Capital Management, Inc. once it became treated as a corporate taxpayer following the Corporate Classification Change) have agreed to pay the executive managing directors and the Ziffs a percentage of the amount of cash savings, if any, in federal, state and local income taxes in the United States that these entities actually realize related to their units as a result of such increases in tax basis. For tax years prior to 2019, such percentage was 85% of such annual cash savings under the tax receivable agreement.
In connection with the Recapitalization, the Company amended the tax receivable agreement to provide that, conditioned on Sculptor Capital Management, Inc. electing to be classified as, or converting into, a corporation for U.S. tax purposes, (i) no amounts are due or payable with respect to the 2017 tax year, (ii) only partial payments equal to 85% of the excess of such cash savings that would otherwise be due over 85% of such cash savings determined assuming that taxable income equals Economic Income (the “2018 Excess Amount”) are due and payable in respect of the 2018 tax year and (iii) the percentage of cash savings required to be paid with respect to the 2019 tax year and thereafter, as well as with respect to cash savings from subsequent exchanges, is reduced to 75%. The amendment to the tax receivable agreement was effective on April 1, 2019, the date on which the Registrant changed its tax classification from a partnership to a corporation. As a result of the amendment to the tax receivable agreement, in the second quarter of 2019, the Company released $66.3 million of previously accrued tax receivable agreement liability, which reduced its deferred income tax assets by $16.0 million. The net impact of $50.3 million was recognized as an increase to additional paid-in capital.
In connection with the departure of certain former executive managing directors since the 2007 Offerings, the right to receive payments under the tax receivable agreement by those former executive managing directors was contributed to the Sculptor Operating Group. As a result, the Company expects to pay to the other executive managing directors and the Ziffs approximately 69% of the amount of cash savings, if any, in federal, state and local income taxes in the United States that the Company realizes as a result of such increases in tax basis with respect to future tax years. To the extent that the Company does not realize any cash savings, it would not be required to make corresponding payments under the tax receivable agreement.
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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Sculptor Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of September 30, 2019, the estimated future payment under the tax receivable agreement was $206.1 million, which is recorded in due to related parties on the consolidated balance sheets.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

The table below presents management’s estimate as of September 30, 2019, of the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
October 1, 2019 to December 31, 2019	$—
2020	27,363
2021	28,435
2022	33,848
2023	34,723
Thereafter	81,722
Total Payments	$206,091

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
In U.S. v. Oz Africa Management GP, LLC, Cr. No. 16-515 (NGG) (EDNY), certain former shareholders of a Canadian mining company filed a letter with the U.S. District Court for the Eastern District of New York stating they plan to seek restitution at the sentencing hearing for Oz Africa Management GP, LLC. On August 29, 2019, the court unsealed a Memorandum & Order in which it found that the claimants qualify as “victims” under the Mandatory Victims Restitution Act and directed the parties to submit briefs regarding the calculation of restitution, how to apportion the amount among OZ Africa Management GP, LLC and others, and whether the effort to arrive at a restitution amount is overly complex such that restitution should not be awarded. OZ Africa Management GP, LLC has recorded a $19.1 million accrual, which is consolidated into the financial statements of the Company. It is possible that its losses in this matter may exceed the accrued amount and a reasonable estimate of possible additional loss cannot be made at this time.
Investment Commitments
From time to time, certain funds consolidated by the Company may have commitments to fund investments. These commitments are funded through contributions from investors in those funds, including the Company if it is an investor in the relevant fund.
The Company has unfunded capital commitments of $30.4 million to certain funds it manages. It expects to fund these commitments over the next three years. In addition, certain related parties of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $68.0 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

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
20. SEGMENT INFORMATION
The Company currently has two operating segments: Sculptor Funds and Real Estate. The Sculptor Funds segment provides asset management services to the Company’s multi-strategy funds, dedicated credit funds and other alternative investment vehicles. The Real Estate segment provides asset management services to the Company’s real estate funds.
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
Economic Income is a measure of pre-tax operating performance that excludes the following from the Company’s results on a GAAP basis:

•
Income allocations to the Company’s executive managing directors on their direct interests in the Sculptor Operating Group. Management reviews operating performance at the Sculptor Operating Group level, where substantially all of the Company’s operations are performed, prior to making any income allocations.

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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

Management does not regularly review assets by operating segment in assessing operating segment performance and the allocation of company resources; therefore, the Company does not present total assets by operating segment. Substantially all interest income and all interest expense related to indebtedness outstanding is allocated to the Sculptor Funds segment.
Segment Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Sculptor Funds:
Economic Income Revenues	$76,903	$79,763	$275,286	$287,148
Economic Income	$(2,807)	$(7,483)	$64,526	$49,410
Real Estate:
Economic Income Revenues	$16,588	$9,335	$32,622	$29,635
Economic Income	$5,738	$1,726	$8,594	$5,769
Total Company:
Economic Income Revenues	$93,491	$89,098	$307,908	$316,783
Economic Income	$2,931	$(5,757)	$73,120	$55,179

Reconciliation of Segment Revenues to Consolidated Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Total consolidated revenues	$98,845	$93,827	$325,547	$332,003
Adjustment to management fees(1)	(3,793)	(4,222)	(11,166)	(13,440)
Adjustment to incentive income(2)	259	—	259	—
Adjustment to other revenues(3)	—	—	—	(39)
Income of consolidated funds	(1,820)	(507)	(6,732)	(1,741)
Total Segment Revenues	$93,491	$89,098	$307,908	$316,783
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2019

Reconciliation of Segment Economic Income to Net (Loss) Income Attributable to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders	$(25,140)	$(14,537)	$3,318	$(23,303)
Change in redemption value of Preferred Units	—	—	(44,364)	—
Net Loss Allocated to Sculptor Capital Management, Inc.	$(25,140)	$(14,537)	$(41,046)	$(23,303)
Net loss allocated to Group A Units	(11,625)	(21,798)	(27,142)	(35,343)
Equity-based compensation, net of RSUs settled in cash	31,952	22,311	106,270	67,572
Adjustment to recognize deferred cash compensation in the period of grant	2,264	791	6,849	15,548
Recapitalization-related non-cash interest expense accretion	4,249	—	10,664	—
Income taxes	(1,446)	(860)	12,074	(372)
Net losses on early retirement of debt	218	—	6,271	14,303
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(2,055)	4,229	1,604	4,622
Changes in tax receivable agreement liability	—	—	(5,362)	—
Depreciation, amortization and net gains and losses on fixed assets	2,166	2,543	6,941	7,709
Other adjustments	2,348	1,564	(4,003)	4,443
Economic Income	$2,931	$(5,757)	$73,120	$55,179

21. SUBSEQUENT EVENTS
Dividend
On November 7, 2019, the Company announced a cash dividend of $0.03 per Class A Share. The dividend is payable on November 25, 2019, to holders of record as of the close of business on November 18, 2019.
Additional Unfunded Commitment
In October 2019, the Company’s unfunded capital commitments to certain funds it manages increased by $28.2 million, a portion of which will be funded by employees of the Company.

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
Overview
Name Change
Effective September 12, 2019, we changed our name to Sculptor Capital Management, Inc. Our Class A Shares now trade on the New York Stock Exchange under the symbol “SCU.” Also, effective September 12, 2019, Och-Ziff Holding Corporation changed its name to Sculptor Capital Holding Corporation, and in its capacity as the general partner of the Sculptor Operating Partnerships, changed the names of OZ Management LP, OZ Advisors LP and OZ Advisors II LP to Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP, respectively.
Recapitalization
As discussed in Note 3, on February 7, 2019, we completed the Recapitalization, which included a series of transactions that involved the reallocation of certain ownership interests in the Sculptor Operating Group to existing members of senior management, a “Distribution Holiday” on interests held by active and former executive managing directors, an amendment to the tax receivable agreement, a “Cash Sweep” to pay down the 2018 Term Loan and 2019 Preferred Units, and various other related transactions.
As part of the Recapitalization, we restructured the previously outstanding $400.0 million of 2016 Preferred Units into $200.0 million of 2019 Preferred Units and $200.0 million of Debt Securities. Additionally, we repaid $100.0 million of the debt outstanding under the 2018 Term Loan and terminated the $100.0 million of undrawn commitments under the 2018 Revolving Credit Facility. In accordance with the Cash Sweep, we repaid an additional $50.0 million during the first nine months of 2019 and another $5.0 million on November 4, 2019. See Note 8 for additional details.
Reverse Share Split
At the close of trading on January 3, 2019, we effectuated a 1-for-10 reverse share split (the “Reverse Share Split”) of the Class A Shares. As a result of the Reverse Share Split, every ten issued and outstanding Class A Shares were combined into one Class A Share. In addition, corresponding adjustments were made to the Class B Shares, Sculptor Operating Group Units, RSUs and PSUs. All prior period share, unit, per share and per unit amounts have been restated to give retroactive effect to the Reverse Share Split.
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

Overview of Our Financial Results
We reported GAAP net loss attributable to Class A Shareholders of $25.1 million for the third quarter of 2019, compared to net loss of $14.5 million for the third quarter of 2018, and GAAP net income of $3.3 million for the first nine months of 2019, compared to net loss of $23.3 million for the first nine months of 2018.
The increase in net loss attributable to Class A Shareholders for the third quarter of 2019 was primarily due to lower management fees, as well as higher compensation and benefits expense driven primarily by the Recapitalization-related equity-based compensation grants. Additionally, the net income was reduced by net losses on investments and higher interest expense. These decreases were partially offset by higher incentive income, as well as reductions across various operating expense categories.
The increase in net income attributable to Class A Shareholders for the first nine months of 2019 was primarily due to an adjustment to the redemption value of Preferred Units recognized during the first quarter of 2019 in connection with the Recapitalization. The increase in net income attributable to Class A Shareholders was also due to higher incentive income, lower legal settlements and provisions, decrease in losses recognized on early retirement of debt, changes in tax receivable agreement liability, higher net gains on investments, as well as reductions across various operating expense categories. These improvements were partially offset by higher compensation and benefits expense driven primarily by the Recapitalization-related equity-based compensation grants, as well as lower management fees and higher tax expense.
Economic Income was $2.9 million for the third quarter of 2019, compared to a loss of $5.8 million for the third quarter of 2018. This improvement was primarily due to higher incentive income, lower interest expense, as well as reductions across various operating expense categories. These improvements were partially offset by lower management fees.
Economic Income was $73.1 million for the first nine months of 2019, compared to $55.2 million for the first nine months of 2018. This improvement was primarily due to higher incentive income, lower legal settlements and provisions, lower interest expense, lower salaries and benefits, as well as reductions across various operating expense categories. These improvements were partially offset by lower management fees and higher bonus expense.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $32.0 billion as of September 30, 2019. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $21.0 billion, comprising 66% of our total assets under management as of September 30, 2019. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $22.9 billion, comprising 72% of assets under management as of September 30, 2019.
Assets under management in our multi-strategy funds totaled $9.1 billion as of September 30, 2019, decreasing $2.4 billion, or 21%, year-over-year. This change was driven by net capital outflows of $2.4 billion, primarily in the Sculptor Master Fund, our largest multi-strategy fund; and $85.3 million of distributions to investors in certain smaller funds that we have decided to close. These decreases were partially offset by performance-related appreciation of $137.0 million.
Sculptor Master Fund generated a gross return of 11.3% and a net return of 8.5% year-to-date through September 30, 2019. Sculptor Master Fund delivered positive returns across almost all strategies in the period with performance driven primarily by fundamental equities, merger arbitrage and convertible and derivative arbitrage. These gains were partially offset by a loss in the fund’s private investments strategy. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the Sculptor Master Fund.
Assets under management in our dedicated credit products totaled $20.9 billion as of September 30, 2019, increasing $2.2 billion, or 12%, year-over-year. Assets under management in our opportunistic credit funds totaled $6.0 billion as of September 30, 2019, increasing $445.9 million, or 8%, year-over-year. This change was driven by $572.8 million of net inflows, partially offset by $80.1 million of distributions in our closed-end opportunistic credit funds, and $46.9 million of performance-related depreciation.

Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 2.3% and a net return of 1.1% year-to-date through September 30, 2019. Performance was broad-based with gains across both the structured and corporate credit strategies. Assets under management for the fund were $1.7 billion as of September 30, 2019.
Assets under management in Institutional Credit Strategies totaled $14.9 billion as of September 30, 2019, increasing $1.8 billion, or 14%, year-over-year. The increase was driven primarily by the closing of additional CLOs and our second aircraft securitization, partially offset by changes in underlying collateral value and distributions.
Assets under management in our real estate funds totaled $1.8 billion as of September 30, 2019, decreasing $719.9 million, or 29%, year-over-year primarily due to a $1.2 billion reduction related to the expiration of the investment period of Sculptor Real Estate Fund III and related co-investment vehicles, partially offset by net inflows of $446.2 million. Since inception through September 30, 2019, the gross internal rate of return (“IRR”) was 30.5% and 20.1% net for Sculptor Real Estate Fund III (for which the investment period ended in September 2019).
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

	Three Months Ended September 30, 2019
	June 30, 2019	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2019

	(dollars in thousands)
Multi-strategy funds	$9,775,395	$(350,708)	$(30,683)	$(304,112)	$9,089,892
Credit
Opportunistic credit funds	6,025,955	97,220	(1,938)	(79,137)	6,042,100
Institutional Credit Strategies	14,718,741	259,418	(19,894)	(94,474)	14,863,791
Real estate funds	2,921,525	9,262	(1,146,253)	(4,777)	1,779,757
Other	217,850	140	(42,803)	—	175,187
Total	$33,659,466	$15,332	$(1,241,571)	$(482,500)	$31,950,727

	Three Months Ended September 30, 2018
	June 30, 2018	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2018

	(dollars in thousands)
Multi-strategy funds	$12,703,068	$(1,139,496)	$(28,467)	$(69,301)	$11,465,804
Credit
Opportunistic credit funds	5,519,421	(34,647)	(6,039)	117,502	5,596,237
Institutional Credit Strategies	12,747,327	525,968	(194,060)	(7,320)	13,071,915
Real estate funds	2,539,352	4,688	(44,463)	65	2,499,642
Other	399,217	(37,231)	(24)	(971)	360,991
Total	$33,908,385	$(680,718)	$(273,053)	$39,975	$32,994,589

	Nine Months Ended September 30, 2019
	December 31, 2018	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2019

	(dollars in thousands)
Multi-strategy funds	$10,420,858	$(2,085,933)	$(57,660)	$812,627	$9,089,892
Credit
Opportunistic credit funds	5,751,411	222,548	(34,114)	102,255	6,042,100
Institutional Credit Strategies	13,491,734	1,733,588	(129,027)	(232,504)	14,863,791
Real estate funds	2,577,040	363,817	(1,156,301)	(4,799)	1,779,757
Other	286,635	(62,728)	(49,099)	379	175,187
Total	$32,527,678	$171,292	$(1,426,201)	$677,958	$31,950,727

	Nine Months Ended September 30, 2018
	December 31, 2017	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2018

	(dollars in thousands)
Multi-strategy funds	$13,695,040	$(2,057,876)	$(623,458)	$452,098	$11,465,804
Credit
Opportunistic credit funds	5,513,618	(184,724)	(124,825)	392,168	5,596,237
Institutional Credit Strategies	10,136,991	3,179,485	(194,060)	(50,501)	13,071,915
Real estate funds	2,495,190	82,492	(78,056)	16	2,499,642
Other	587,723	(72,400)	(159,282)	4,950	360,991
Total	$32,428,562	$946,977	$(1,179,681)	$798,731	$32,994,589
In the nine months ended September 30, 2019, our funds experienced performance-related appreciation of $678.0 million and net inflows of $171.3 million. The net inflows were comprised of $2.8 billion of gross inflows and $2.6 billion of gross outflows due to redemptions, primarily in our multi-strategy funds. We also had $1.4 billion of distributions and other reductions, primarily related to the expiration of the investment period of Sculptor Real Estate Fund III and related co-investment vehicles. In 2019, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from fund-of-funds, pensions, family offices and individuals, while related parties were the largest source of gross outflows. Gross outflows include approximately $971.6 million of redemptions to former executive managing directors, the majority of which were driven by the anticipated Liquidity Redemption discussed in Note 3.
Since September 30, 2019, estimated assets under management increased to $33.0 billion as of November 1, 2019, which included an increase of approximately $1.2 billion from the initial closing of Sculptor Real Estate Fund IV and a related co-investment vehicle that occurred in October 2019. The increase was partially offset by approximately $99.0 million of affiliate redemptions, the majority of which relates to the Credit Fund Balance Redemption discussed in Note 3.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Weighted-average assets under management	$33,406,239	$33,091,899	$32,380,058	$32,709,615
Average management fee rates	0.70%	0.80%	0.73%	0.82%
The decline in our average management fee rate for the periods presented occurred primarily because of a change in the mix of products that comprise our assets under management. Our average management fee will vary from period to period based on the mix of products that comprise our assets under management.
Fund Performance Information
The tables below present performance information for the funds we manage. All of our funds are managed by the Sculptor Funds segment with the exception of our real estate funds, which are managed by the real estate management business included within the Real Estate segment.
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
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 0.95% to 2.25% annually of assets under management. For the third quarter of 2019, our multi-strategy funds had an average management fee rate of 1.29%.
We generally crystallize incentive income from the majority of our multi-strategy funds on an annual basis. Incentive income is generally equal to 20% of the realized and unrealized profits attributable to each investor. A portion of the assets under management in each of the Sculptor Master Fund and our other multi-strategy funds is subject to initial commitment periods of three years, and for certain of these assets, we only earn incentive income once profits attributable to an investor exceed a preferential return, or “hurdle rate,” which is generally equal to the 3-month T-bill or LIBOR rate for our multi-strategy funds. Once the investment performance has exceeded the hurdle rate for these assets, we may receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets.

	Assets Under Management as of September 30,		Returns for the Nine Months Ended September 30,				Annualized Returns Since Inception Through September 30, 2019
	2019	2018	2019		2018
			Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Sculptor Master Fund(1)	$8,320,734	$10,349,934	11.3%	8.5%	6.0%	4.0%	16.0%	(1)	11.2%	(1)
Sculptor Enhanced Master Fund	624,312	695,283	16.7%	13.3%	7.5%	5.0%	13.1%		8.8%
Other funds	144,846	420,587	n/m	n/m	n/m	n/m	n/m		n/m
	$9,089,892	$11,465,804
_______________
n/m not meaningful

(1)
The annualized returns since inception are those of the Sculptor Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Sculptor Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of September 30, 2019, the gross and net annualized returns since the Sculptor Master Fund’s inception on January 1, 1998 were 12.5% and 8.4%, respectively.

The $2.4 billion, or 21%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $2.4 billion, primarily from the Sculptor Master Fund, our largest multi-strategy fund, and distributions of $85.3 million in certain other multi-strategy funds that we have decided to close. These decreases were partially offset by performance-related appreciation of $137.0 million. In 2019, the largest sources of gross outflows from our multi-strategy funds were attributable to related parties, private banks, and foundations and endowments.
For the first nine months of 2019, the Sculptor Master Fund generated a gross return of 11.3% and a net return of 8.5%. Sculptor Master Fund delivered positive returns across almost all strategies in the period with performance driven primarily by fundamental equities, merger arbitrage and convertible and derivative arbitrage. These gains were partially offset by a loss in the fund’s private investments strategy.
For the first nine months of 2018, the Sculptor Master Fund generated a gross return of 6.0% and a net return of 4.0%. Sculptor Master Fund’s return was broad based, with positive performance in all of its major strategies.
Due to the performance-related depreciation in Sculptor Master Fund for the year ended December 31, 2018, we will only earn incentive income in future periods from Sculptor Master Fund after such losses from 2018 have been recovered for fund investors. As of November 6, 2019, Sculptor Master Fund’s performance surpassed these high-water marks due to performance-related appreciation generated in 2019.

Credit

	Assets Under Management as of September 30,
	2019	2018

	(dollars in thousands)
Opportunistic credit funds	$6,042,100	$5,596,237
Institutional Credit Strategies	14,863,791	13,071,915
	$20,905,891	$18,668,152
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.50% to 2.00% annually of the net asset value of these funds. For the third quarter of 2019, our opportunistic credit funds had an average management fee rate of 0.73%.
The table below presents assets under management and investment performance information for certain of our opportunistic credit funds. Incentive income related to these funds (excluding the closed-end opportunistic fund, which is explained further below) is generally equal to 20% of realized and unrealized profits attributable to each investor, and a portion of these assets under management is subject to hurdle rates, which are generally 6% to 8% for our open-end opportunistic credit funds. Once the cumulative investment performance has exceeded the hurdle rate, we may receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these funds. The measurement periods for these assets under management generally range from one to five years.

	Assets Under Management as of September 30,		Returns for the Nine Months Ended September 30,				Annualized Returns Since Inception Through September 30, 2019
	2019	2018	2019		2018
			Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Sculptor Credit Opportunities Master Fund	$1,658,348	$1,771,095	2.3%	1.1%	12.4%	8.8%	14.9%	10.8%
Customized Credit Focused Platform	3,220,292	3,148,603	5.4%	3.9%	11.5%	8.6%	17.0%	12.8%
Closed-end opportunistic credit funds	548,312	224,609	See below for return information on our closed-end opportunistic credit funds.
Other funds	615,148	451,930	n/m	n/m	n/m	n/m	n/m	n/m
	$6,042,100	$5,596,237
_______________
n/m not meaningful
Assets under management in our opportunistic credit funds increased by $445.9 million, or 8%, year-over-year. This change was driven by $572.8 million of net inflows, partially offset by $80.1 million of distributions in our closed-end opportunistic credit funds, and $46.9 million of performance-related depreciation.

For the first nine months of 2019, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 2.3% and a net return of 1.1%. Performance was broad-based with gains across both the structured and corporate credit strategies.
For the first nine months of 2018, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 12.4% and a net return of 8.8%. Performance was broad-based with gains across both the corporate and structured credit strategies.
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

	Assets Under Management as of September 30,		Inception to Date as of September 30, 2019
					IRR
	2019	2018	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Sculptor European Credit Opportunities Fund (2012-2015)	$—	$43,486	$459,600	$305,487	15.7%	11.8%	1.5x
Sculptor Structured Products Domestic Fund II (2011-2014)	60,682	83,149	326,850	326,850	19.7%	15.6%	2.1x
Sculptor Structured Products Offshore Fund II (2011-2014)	64,896	85,664	304,531	304,531	17.2%	13.5%	1.9x
Sculptor Structured Products Offshore Fund I (2010-2013)	4,573	6,366	155,098	155,098	23.9%	19.1%	2.1x
Sculptor Structured Products Domestic Fund I (2010-2013)	4,230	5,764	99,986	99,986	22.7%	18.1%	2.0x
Other funds	413,931	180	414,750	413,930	n/m	n/m	n/m
	$548,312	$224,609	$1,760,815	$1,605,882
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of September 30, 2019, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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
Assets under management for Institutional Credit Strategies, which are primarily comprised of our CLOs, are generally based on the par value of the collateral and cash held in the CLOs. However, assets under management are reduced for any investments in our CLOs held by our other funds in order to avoid double counting these assets. Management fees for Institutional Credit Strategies, which includes our CLOs and aircraft securitization vehicles, generally range from 0.30% to 0.50% annually of assets under management. For the third quarter of 2019, Institutional Credit Strategies had an average management fee rate of 0.46% gross of rebates on cross-investments from other funds we manage (0.39% net of such rebates).
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

The OZLM CLOs presented below are our U.S. CLOs, whereas the OZLME CLOs are our European CLOs.

			Assets Under Management as of September 30,
	Initial Closing Date (Most Recent Refinance Date)	Deal Size	2019	2018

		(dollars in thousands)
CLOs
OZLM I	July 19, 2012 (July 24, 2017)	$523,550	$495,801	$496,259
OZLM II	November 1, 2012 (August 29, 2018)	567,100	507,968	508,041
OZLM III	February 20, 2013 (December 15, 2016)	653,250	605,946	607,773
OZLM IV	June 27, 2013 (September 15, 2017)	615,500	536,860	539,403
OZLM VI	April 16, 2014 (April 17, 2018)	621,250	593,302	596,918
OZLM VII	June 26, 2014 (July 17, 2018)	636,775	592,738	597,974
OZLM VIII	September 9, 2014 (November 15, 2018)	622,250	594,960	593,006
OZLM IX	December 22, 2014 (November 8, 2018)	510,208	498,522	497,665
OZLM XI	March 12, 2015 (August 18, 2017)	541,532	513,686	515,226
OZLM XII	May 28, 2015 (September 18, 2018)	565,650	546,043	548,248
OZLM XIII	August 6, 2015 (September 18, 2018)	511,600	491,357	494,491
OZLM XIV	December 21, 2015 (June 4, 2018)	507,420	499,806	501,021
OZLM XV	December 20, 2016	409,250	394,909	395,594
OZLME I	December 15, 2016 (September 4, 2019)	430,490	434,648	463,032
OZLM XVI	June 8, 2017	410,250	399,409	400,307
OZLM XVII	August 3, 2017	512,000	497,432	498,020
OZLME II	September 14, 2017	494,708	431,871	460,270
OZLM XIX	November 21, 2017	610,800	599,973	600,367
OZLM XXI	January 26, 2018	510,600	500,183	500,237
OZLME III	January 31, 2018	509,118	434,673	463,921
OZLM XXII	February 22, 2018	509,200	463,212	463,686
OZLM XVIII	April 4, 2018	508,000	498,146	499,622
OZLM XX	May 11, 2018	464,150	446,717	447,813
OZLME IV	August 1, 2018	479,385	437,244	466,458
OZLME V	December 11, 2018	471,987	436,778	—
OZLM XXIII	May 2, 2019	505,425	483,975	—
OZLME VI	June 20, 2019	462,146	436,469	—
OZLM XXIV	August 26, 2019	406,700	373,559	—
		14,570,294	13,746,187	12,155,352
STARR 2018-1	June 27, 2018	696,000	497,611	680,231
STARR 2019-1	April 18, 2019	589,000	543,505	—
Other funds	n/a	n/a	76,488	236,332
		$15,855,294	$14,863,791	$13,071,915
Assets under management in Institutional Credit Strategies totaled $14.9 billion as of September 30, 2019, increasing $1.8 billion, or 14%, year-over-year. The year-over-year increase in assets under management in Institutional Credit Strategies was driven primarily by the closing of additional CLOs and our second aircraft securitization.

Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.
Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.50% to 1.50% annually of assets under management; however, management fees for Sculptor Real Estate Credit Fund I are based on invested capital both during and after the investment period. For the third quarter of 2019, our real estate funds had an average management fee rate of 0.36%. The decline in the average rate from the first quarter of 2019 was primarily due to Sculptor Real Estate Fund III, as this fund stepped down the basis on which fees are charged from committed capital to invested capital on April 1, 2019 (the original investment period expiration date). The extended investment period for Sculptor Real Estate Fund III ended on September 30, 2019.
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

	Assets Under Management as of September 30,
	2019	2018

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$13,578	$13,578
Sculptor Real Estate Fund II	63,011	103,553
Sculptor Real Estate Fund III	530,996	1,458,089
Sculptor Real Estate Credit Fund I	730,365	697,696
Other funds	441,807	226,726
	$1,779,757	$2,499,642

	Inception to Date as of September 30, 2019
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I(7) (2005-2010)	$408,081	$386,298	$846,278	25.5%	16.1%	2.2x	$386,298	$846,278	25.5%	2.2x
Sculptor Real Estate Fund II(7) (2011-2014)	839,508	762,588	1,541,278	33.0%	21.7%	2.0x	762,588	1,541,278	33.0%	2.0x
Sculptor Real Estate Fund III(7) (2014-2019)	1,500,000	1,006,086	1,623,208	30.5%	20.1%	1.6x	556,815	1,027,555	37.3%	1.8x
Sculptor Real Estate Credit Fund I(8) (2015-2020)	736,225	280,785	322,506	n/m	n/m	n/m	87,921	113,908	n/m	n/m
Other funds	736,222	404,100	498,260	n/m	n/m	n/m	59,193	103,935	n/m	n/m
	$4,220,036	$2,839,857	$4,831,530				$1,852,815	$3,632,954

	Unrealized Investments as of September 30, 2019
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I (2005-2010)(7)	$—	$—	—
Sculptor Real Estate Fund II (2011-2014)(7)	—	—	—
Sculptor Real Estate Fund III (2014-2019)(7)	449,271	595,653	1.3x
Sculptor Real Estate Credit Fund I (2015-2020)(8)	192,864	208,598	n/m
Other funds	344,907	394,325	n/m
	$987,042	$1,198,576
_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of September 30, 2019. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of September 30, 2019.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of September 30, 2019, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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
Assets under management in our real estate funds decreased $719.9 million, or 29%, year-over-year primarily due to a $1.2 billion reduction related to the expiration of the investment period of certain funds, partially offset by net inflows of $446.2 million. Our real estate franchise continues to deploy capital and generate strong returns with a 20.1% annualized net return in Sculptor Real Estate Fund III. We look to continue to grow this business by expanding our product offering and through raising successor funds.
Other
Management fees for these funds is 1.50% annually of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. For the third quarter of 2019, our other funds had an average management fee rate of 0.40%.
Incentive income for these funds is generally 20% of realized and unrealized annual profits or of cumulative profits attributable to each investor. Incentive income for these funds is generally subject to hurdle rate of 8%.

Longer-Term Assets Under Management
As of September 30, 2019, approximately 66% of our assets under management were subject to initial commitment periods of three years or longer. Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information.

	September 30, 2019
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$308,053	$7,006
Credit
Opportunistic credit funds	3,961,715	149,087
Institutional Credit Strategies	14,787,302	—
Real estate funds	1,779,756	101,420
Other	175,187	—
	$21,012,013	$257,513
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
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. See “—Weighted-Average Assets Under Management and Average Management Fee Rates” for information on our average management fee rate and Note 2 to our consolidated financial statements in our Annual Report for additional information regarding management fees.
Incentive Income. We earn incentive income based on the cumulative performance of our funds over a commitment period. We recognize incentive income when such amounts are probable of not significantly reversing. See Note 2 to our consolidated financial statements in our Annual Report for additional information regarding incentive income.
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
We also have profit-sharing arrangements whereby certain employees or executive managing directors are entitled to a share of incentive income that we earn from certain funds. This incentive income is typically paid to us and then we pay a portion to the profit-sharing participant as investments held by these funds are realized. To the extent that the payments to the employees or executive managing directors are probable and reasonably estimable, we accrue these payments as compensation expense for GAAP purposes, which may occur prior to the recognition of the related incentive income.
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
The Sculptor Operating Partnerships are partnerships for U.S. federal income tax purposes. The Registrant was a partnership for U.S. federal income tax purposes until the Corporate Classification Change on April 1, 2019. Prior to the Corporate Classification Change, only a portion of the income we earned was subject to corporate-level income taxes in the United States and foreign jurisdictions. The amount of incentive income we earn in a given year, the resultant flow of revenues and expenses through our legal entity structure, the effect that changes in our Class A Share price may have on the ultimate deduction we are able to take related to the settlement of RSUs, and any changes in future enacted income tax rates may have a significant impact on our income tax provision and effective income tax rate. Following the Corporate Classification Change, generally all of the income allocated to the Registrant from the Sculptor Operating Group will be subject to corporate-level income taxes in the United States.
Net Loss Attributable to Noncontrolling Interests
Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of Group A Units. Increases or decreases in net (loss) income attributable to the Group A Units are driven by the earnings of the Sculptor Operating Group. See Note 4 for additional information regarding our ownership interest in the Sculptor Operating Group.

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
Results of Operations
Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Management fees	$62,956	$70,675	$187,979	$213,718
Incentive income	30,423	19,303	118,378	104,793
Other revenues	3,646	3,342	12,458	11,751
Income of consolidated funds	1,820	507	6,732	1,741
Total Revenues	$98,845	$93,827	$325,547	$332,003
Total revenues for the quarter-to-date period increased $5.0 million, primarily due to the following:

•
A $7.7 million decrease in management fees, driven primarily by (i) a $7.3 million decrease in multi-strategy funds due to lower average assets under management; and (ii) a $2.1 million decrease in real estate funds, primarily due to a step down in the management fee basis from committed capital to invested capital effective April 1, 2019, for Sculptor Real Estate Fund III. These decreases were partially offset by a $1.7 million increase in Institutional Credit Strategies, primarily due to launches of additional CLOs and an aircraft securitization. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rate.

•	An $11.1 million increase in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $1.6 million increase in incentive income from our multi-strategy funds, primarily due to a $4.1 million increase related to fund investor redemptions, partially offset by a $2.2 million decrease from assets under management subject to a one-year measurement period.

◦	Real estate funds. A $9.2 million increase in incentive income from our real estate funds primarily due to higher realizations in our Sculptor Real Estate Fund II.

◦	Opportunistic credit funds and other funds. Incentive income remained relatively flat period-over-period for our opportunistic credit funds and other funds.

•	A $1.3 million increase in income of consolidated funds, primarily due to higher interest income period-over-period.
Total revenues for the year-to-date period decreased $6.5 million, primarily due to the following:

•
A $25.7 million decrease in management fees, driven primarily by (i) a $27.5 million decrease in multi-strategy funds due to lower average assets under management; (ii) a $4.7 million decrease in real estate funds, primarily due to a step down in the management fee basis from committed capital to invested capital effective April 1, 2019, for Sculptor Real Estate Fund III; and (iii) a $1.3 million decrease from other funds due to lower average assets under management. These decreases were partially offset by (i) a $5.6 million increase in Institutional Credit Strategies, primarily due to launches of additional CLOs and an aircraft securitization; and (ii) a $2.2 million increase in opportunistic credit funds due to higher average assets under management. See “—Assets Under Management and

Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rate.

•	A $13.6 million increase in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $4.5 million increase in incentive income from our multi-strategy funds, primarily due to a $12.7 million increase related to fund investor redemptions, which was partially offset by (i) a $5.2 million decrease from assets under management subject to a one-year measurement period; (ii) a $2.3 million decrease from longer-term assets under management; and (iii) a $599 thousand decrease in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management.

◦
Opportunistic credit funds. A $2.6 million increase in incentive income from our opportunistic credit funds, primarily due to (i) a $7.8 million increase in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management; (ii) a $6.2 million increase due to a contract modification that resulted in an offset to previously recognized incentive income in the prior year period; and (iii) a $1.4 million increase from assets under management subject to a one-year measurement period. These increases were partially offset by a $12.5 million decrease from longer-term assets under management.

◦
Real estate funds. A $7.3 million increase in incentive income from our real estate funds, primarily due to a $9.3 million increase due to higher realizations, partially offset by a $2.0 million decrease in tax distributions.

◦
Other funds. A $942 thousand decrease in incentive income, primarily due to a $1.9 million decrease related to fund investor redemptions, partially offset by a $1.1 million increase from assets under management subject to a one-year measurement period in certain strategy-specific funds.

•	A $5.0 million increase in income of consolidated funds, primarily due to higher interest income year-over-year.
Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Compensation and benefits	$78,343	$74,635	$244,767	$218,061
Interest expense	6,323	4,820	19,054	18,923
General, administrative and other	48,272	50,289	114,487	136,648
Expenses of consolidated funds	507	(5)	646	103
Total Expenses	$133,445	$129,739	$378,954	$373,735
Total expenses for the quarter-to-date period increased $3.7 million, primarily due to the following:

•
A $3.7 million increase in compensation and benefits expenses driven by a $9.6 million increase in equity-based compensation expense, primarily driven by the Recapitalization-related equity-based compensation grants. This increase was partially offset by (i) a $2.6 million decrease in bonus expense, primarily due to lower minimum bonus accruals; (ii) a $2.5 million decrease in salary and benefits, as our worldwide headcount decreased to 389 as of September 30, 2019, from 429 as of September 30, 2018; and (iii) a $784 thousand decrease in expenses related to distributions accrued on Group D Units, as no amounts were accrued in the current-year period as there were no Group D Units outstanding at September 30, 2019.

•
A $1.5 million increase in interest expense, which was primarily driven by a $4.2 million increase related to non-cash interest expense accretion on Debt Securities issued in exchange for Preferred Units in connection with the Recapitalization. Upon exchange, Debt Securities were recognized at fair value and are being accreted to par value over time through interest expense for GAAP. This increase was partially offset by lower average debt outstanding balance.

•
An offsetting $2.0 million decrease in general, administrative and other expenses, primarily driven by reductions across various operating expense categories. During the quarter, Oz Africa Management GP, LLC recorded a legal provision of $19.1 million related to an outstanding restitution claim. In the third quarter of 2018, we accrued an $18.8 million legal settlement related to a shareholder lawsuit.

Total expenses for the year-to-date period increased $5.2 million, primarily due to the following:

•
A $26.7 million increase in compensation and benefits expenses driven by a $38.4 million increase in equity-based compensation expense, primarily driven by the Recapitalization-related equity-based compensation grants; which was partially offset by (i) an $8.8 million decrease in salaries and benefits due to a lower headcount, as described above; and (ii) a $3.1 million decrease in expenses related to distributions accrued on Group D Units, as no amounts were accrued in the current-year period as there were no Group D Units outstanding at September 30, 2019.

•
An offsetting $22.2 million decrease in general, administrative, and other expenses, primarily due to (i) a $12.7 million decrease in legal settlements and provisions described above; (ii) a $3.4 million decrease in information processing and communications expenses; (iii) a $3.0 million decrease in foreign exchange losses; (iv) a $2.1 million decrease in recurring placement and related service fees; and (v) a $1.3 million decrease in professional services primarily driven by lower legal expenses incurred year-over-year.

Total Other (Loss) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Changes in tax receivable agreement liability	$—	$—	$5,362	$—
Net losses on early retirement of debt	(218)	—	(6,271)	(14,303)
Net (losses) gains on investments	(2,169)	(541)	3,668	(1,014)
Net (losses) gains of consolidated funds	(460)	290	3,768	756
Total Other (Loss) Income	$(2,847)	$(251)	$6,527	$(14,561)
Total other loss increased by $2.6 million for the quarter-to-date period, primarily due to higher net losses on investments, as well as net losses on investments held by the consolidated funds.
Total other income increased by $21.1 million for the year-to-date period, primarily due to a decrease in losses recognized on early retirement of debt, changes in tax receivable agreement liability as a result of conversion to a C-corporation, higher net gains on investments, and higher net gains on investments held by the consolidated funds.
Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Income taxes	$(1,446)	$(860)	$12,074	$(372)
Income tax benefit for the quarter-to-date period increased by $586 thousand. This was primarily due to lower profits before taxes for the period, partially offset by a $2.1 million increase in income tax expense from Recapitalization-related expenses that are non-deductible for tax purposes. Our effective income tax rate for the three months ended September 30, 2019, was impacted by the Corporate Classification Change, as well as by Recapitalization-related expenses incurred during the period, including Group E Units grants, not deductible for tax purposes.

Income tax expense for the year-to-date period increased by $12.4 million. This was primarily due to the deferred tax impacts of the Corporate Classification Change and the Recapitalization, namely, an increase of $5.6 million resulting from a decrease in our state apportionment factor, a $2.1 million increase from Recapitalization-related expenses that are non-deductible for tax purposes, and higher profits before taxes for the period. Our effective income tax rate for the nine months ended September 30, 2019, was impacted by the Corporate Classification Change, as well as by Recapitalization-related expenses incurred during the period, including Group E Units grants and transaction-related expenses, not deductible for tax purposes.
Please see Note 15 for additional information on the drivers of our effective income tax rate.
Net (Loss) Income Attributable to Noncontrolling Interests
The following table presents the components of the net (loss) income attributable to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Group A Units	$(11,625)	$(21,798)	$(27,142)	$(35,343)
Other	190	658	489	1,398
Total	$(11,435)	$(21,140)	$(26,653)	$(33,945)

Redeemable noncontrolling interests	$574	$374	$8,745	$1,327
Net loss allocated to noncontrolling interests decreased by $9.7 million and $7.3 million for the quarter-to-date and year-to-date periods, respectively. The improvements were primarily driven by amounts attributable to the Group A Units due to the profitability drivers discussed above. For the calculation of noncontrolling interests related to Group A Units see Note 4.
Net (Loss) Income Attributable to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders	$(25,140)	$(14,537)	$3,318	$(23,303)
Net loss attributable to Class A Shareholders increased by $10.6 million for the quarter-to-date period, primarily due to lower management fees, as well as higher compensation and benefits expense driven primarily by the Recapitalization-related equity-based compensation grants. Additionally, the net income was reduced by net losses on investments and higher interest expense. These decreases were partially offset by higher incentive income, as well as reductions across various operating expense categories.
Net income attributable to Class A Shareholders increased by $26.6 million for the year-to-date period, primarily due to an adjustment to the redemption value of Preferred Units recognized during the first quarter of 2019 in connection with the Recapitalization. The increase in net income attributable to Class A Shareholders was also due to higher incentive income, lower legal settlements and provisions, decrease in losses recognized on early retirement of debt, changes in tax receivable agreement liability, higher net gains on investments, as well as reductions across various operating expense categories. These improvements were partially offset by higher compensation and benefits expense driven primarily by the Recapitalization-related equity-based compensation grants, as well as lower management fees and higher tax expense.

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
Economic Income is a measure of pre-tax operating performance that excludes the following from our results on a GAAP basis:

•
Income allocations to our executive managing directors on their direct interests in the Sculptor Operating Group. Management reviews operating performance at the Sculptor Operating Group level, where our operations are performed, prior to making any income allocations.

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
We currently have two operating segments: Sculptor Funds and Real Estate. The Sculptor Funds segment provides asset management services to our multi-strategy funds, dedicated credit funds and other alternative investment vehicles. The Real Estate segment provides asset management services to our real estate funds.

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018
Economic Income Revenues (Non-GAAP)

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Sculptor Funds	Real Estate	Total Company	Sculptor Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Management fees	$56,565	$2,598	$59,163	$61,689	$4,764	$66,453
Incentive income	16,887	13,795	30,682	14,867	4,436	19,303
Other revenues	3,451	195	3,646	3,207	135	3,342
Total Economic Income Revenues	$76,903	$16,588	$93,491	$79,763	$9,335	$89,098
Sculptor Funds Segment
Economic Income revenues for the Sculptor Funds segment for the quarter-to-date period decreased $2.9 million, primarily due to the following:

•
A $5.1 million decrease in management fees, driven primarily by a $6.9 million decrease in multi-strategy funds due to lower average assets under management, partially offset by a $1.7 million increase in Institutional Credit Strategies, primarily due to launches of additional CLOs and an aircraft securitization. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rate.

•	A $2.0 million increase in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $1.6 million increase in incentive income from our multi-strategy funds, primarily due to a $4.1 million increase related to fund investor redemptions, partially offset by a $2.2 million decrease from assets under management subject to a one-year measurement period.

◦	Opportunistic credit funds and other funds. Incentive income remained relatively flat period-over-period for our opportunistic credit funds and other funds.
Real Estate Segment
Economic Income revenues for the Real Estate segment for the quarter-to-date period increased $7.3 million, primarily due to the following:

•
A $2.2 million decrease in management fees from our real estate funds, primarily due to a step down in the management fee basis from committed capital to invested capital effective April 1, 2019, for Sculptor Real Estate Fund III.

•	A $9.4 million increase in incentive income from our real estate funds, driven primarily by higher realizations.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Sculptor Funds	Real Estate	Total Company	Sculptor Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Management fees	$166,995	$9,818	$176,813	$185,731	$14,547	$200,278
Incentive income	96,426	22,211	118,637	90,027	14,766	104,793
Other revenues	11,865	593	12,458	11,390	322	11,712
Total Economic Income Revenues	$275,286	$32,622	$307,908	$287,148	$29,635	$316,783
Sculptor Funds Segment
Economic Income revenues for the Sculptor Funds segment for the year-to-date period decreased $11.9 million, primarily due to the following:

•
An $18.7 million decrease in management fees, driven primarily by $25.4 million and $1.3 million decreases in multi-strategy and other funds, respectively, due to lower average assets under management, partially offset by (i) a $5.7 million increase in Institutional Credit Strategies, primarily due to launches of additional CLOs and an aircraft securitization; and (ii) a $2.3 million increase in opportunistic credit funds due to higher average assets under management. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rate.

•	A $6.4 million increase in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $4.5 million increase in incentive income from our multi-strategy funds, primarily due to a $12.7 million increase related to fund investor redemptions, which was partially offset by (i) a $5.2 million decrease from assets under management subject to a one-year measurement period; (ii) a $2.3 million decrease from longer-term assets under management; and (iii) a $599 thousand decrease in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management.

◦
Opportunistic credit funds. A $2.9 million increase in incentive income from our opportunistic credit funds, primarily due to (i) a $7.8 million increase in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management; (ii) a $6.5 million increase due to a contract modification that resulted in an offset to previously recognized incentive income in the prior year period; and (iii) a $1.4 million increase from assets under management subject to a one-year measurement period. These increases were partially offset by a $12.5 million decrease from longer-term assets under management.

◦
Other funds. A $942 thousand decrease in incentive income, primarily due to a $1.9 million decrease related to fund investor redemptions, partially offset by a $1.1 million increase from assets under management subject to a one-year measurement period in certain strategy-specific funds.

Real Estate Segment
Economic Income revenues for the Real Estate segment for the year-to-date period increased $3.0 million, primarily due to the following:

•
A $4.7 million decrease in management fees from our real estate funds, primarily due to a step down in the management fee basis from committed capital to invested capital effective April 1, 2019, for Sculptor Real Estate Fund III.

•
A $7.4 million increase in incentive income from our real estate funds, primarily due to a $9.4 million increase due to higher realizations, partially offset by a $2.0 million decrease in tax distributions.

Economic Income Expenses (Non-GAAP)

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Sculptor Funds	Real Estate	Total Company	Sculptor Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$35,803	$10,378	$46,181	$39,171	$7,348	$46,519
Interest expense	2,074	—	2,074	4,820	—	4,820
General, administrative and other expenses	41,836	472	42,308	43,257	261	43,518
Total Economic Income Expenses	$79,713	$10,850	$90,563	$87,248	$7,609	$94,857
Sculptor Funds Segment
Economic Income expenses for the quarter-to-date period for the Sculptor Funds segment decreased by $7.5 million, primarily due to the following:

•
A $3.4 million decrease in compensation and benefits expenses, driven primarily by (i) a $2.4 million decrease in salaries and benefits; and (ii) a $937 thousand decrease in bonus expense, each of which is driven by lower headcount year-over-year.

•	A $2.7 million decrease in interest expense, driven primarily by lower average debt outstanding balance.

•
A $1.4 million decrease in general, administrative and other expenses, primarily due to reductions across various operating expense categories. During the quarter, Oz Africa Management GP, LLC recorded a legal provision of $19.1 million related to an outstanding restitution claim. In the third quarter of 2018, we accrued an $18.8 million legal settlement related to a shareholder lawsuit.

Real Estate Segment
Economic Income expenses for the quarter-to-date period for the Real Estate segment increased by $3.2 million, primarily due to higher incentive income profit-sharing expense.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Sculptor Funds	Real Estate	Total Company	Sculptor Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$107,824	$22,219	$130,043	$104,859	$22,401	$127,260
Interest expense	8,390	—	8,390	18,923	—	18,923
General, administrative and other expenses	94,551	1,809	96,360	113,971	1,465	115,436
Total Economic Income Expenses	$210,765	$24,028	$234,793	$237,753	$23,866	$261,619
Sculptor Funds Segment
Economic Income expenses for the year-to-date period for the Sculptor Funds segment decreased by $27.0 million, primarily due to the following:

•
A decrease of $19.4 million in general, administrative and other expenses, primarily due to (i) a $12.7 million decrease in legal settlements and provisions described above; (ii) a $3.0 million decrease in foreign exchange loss; (iii) a $2.9 million decrease in information, processing and communications expenses incurred period-over-period; and (iv) a $1.6 million decrease in professional services expenses, primarily driven by lower legal expenses incurred period-over-period. During the first nine months of 2019, we incurred $11.6 million of expenses related to the Recapitalization, which were offset by decreases across various operating expense categories.

•	A $10.5 million decrease in interest expense, driven primarily by lower average debt outstanding balance.

•
An offsetting $3.0 million increase in compensation and benefits expenses, driven by an $11.8 million increase in bonus expense, primarily due to a $12.6 million decrease in deferred cash compensation forfeiture reversals period-over-period. This increase was partially offset by an $8.9 million decrease in salaries and benefits due to lower headcount.

Real Estate Segment
Economic Income expenses for the year-to-date period for the Real Estate segment increased by $162 thousand, primarily due to higher incentive income profit-sharing expense.
Other Economic Items (Non-GAAP)

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Sculptor Funds	Real Estate	Total Company	Sculptor Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Net loss attributable to noncontrolling interests	$(3)	$—	$(3)	$(2)	$—	$(2)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Sculptor Funds	Real Estate	Total Company	Sculptor Funds	Real Estate	Total Company

	(dollars in thousands)
Economic Income Basis
Net loss attributable to noncontrolling interests	$(5)	$—	$(5)	$(15)	$—	$(15)
Net loss attributable to noncontrolling interests represents the amount of loss that was reduced from Economic Income and attributed to residual interests in certain businesses not owned by us.
Economic Income (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Economic Income:
Sculptor Funds	$(2,807)	$(7,483)	$64,526	$49,410
Real Estate	5,738	1,726	8,594	5,769
Total Company	$2,931	$(5,757)	$73,120	$55,179
Sculptor Funds Segment
Economic Income was a loss of $2.8 million for the third quarter of 2019, compared to $7.5 million loss for the third quarter of 2018. This improvement was primarily due to higher incentive income, lower interest expense, as well as reductions across various operating expense categories. These improvements were partially offset by lower management fees.
Economic Income was $64.5 million for the first nine months of 2019, compared to $49.4 million for the first nine months of 2018. This improvement was primarily due to lower legal settlements and provisions, lower interest expense, higher incentive income, lower salaries and benefits, as well as reductions across various operating expense categories. These improvements were partially offset by lower management fees and higher bonus expense.
Real Estate Segment
Economic Income was $5.7 million for the third quarter of 2019, compared to $1.7 million for the third quarter of 2018. This increase was primarily due to higher incentive income, partially offset by increased profit sharing expense and lower management fees. Economic Income was $8.6 million for the first nine months of 2019, compared to $5.8 million for the first nine months of 2018. This increase was primarily due to higher incentive income, partially offset by lower management fees.
Liquidity and Capital Resources
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned by the Sculptor Operating Group from our funds, as well as other sources of liquidity noted above and below.
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
To maintain maximum flexibility to meet demands and opportunities both in the short and long term, and subject to existing contractual arrangements, we may want to retain cash, issue additional equity or borrow additional funds to:

•	Support the future growth in our business.

•	Create new or enhance existing products and investment platforms.

•	Repay borrowings.

•	Repurchase Class A Shares or Sculptor Operating Group Units.

•	Pursue new investment opportunities.

•	Develop new distribution channels.

•	Cover potential costs incurred in connection with the legal and regulatory matters described in the notes to our consolidated financial statements included in this report.
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
Debt Obligations
2018 Term Loan
In February 2019, we repaid $100.0 million of the 2018 Term Loan and terminated the 2018 Revolving Credit Facility. As of September 30, 2019, $50.0 million remained outstanding under the 2018 Term Loan. In accordance with the Cash Sweep, we repaid an additional $50.0 million during the first nine months of 2019 and another $5.0 million on November 4, 2019. See Note 8 for additional details.
Preferred Units Restructuring
In connection with the Recapitalization, $200.0 million of the 2016 Preferred Units was restructured into the Debt Securities and the remaining $200.0 million of the 2016 Preferred Units was restructured into the 2019 Preferred Units. As of

September 30, 2019, both the Debt Securities and the 2019 Preferred Units remain outstanding. See Notes 8 and 10 for additional information.
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
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”). As of September 30, 2019, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expected to pay our executive managing directors and the Ziffs approximately $206.1 million. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. See Note 19 to our consolidated financial statements for additional details.
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
The obligation to make payments under the tax receivable agreement is an obligation of Sculptor Corp, and any other corporate taxpaying entities that hold Group B Units, and not of the Sculptor Operating Group. We may need to incur debt to finance payments under the tax receivable agreement to the extent the Sculptor Operating Group does not distribute cash to Sculptor Corp in an amount sufficient to meet our obligations under the tax receivable agreement.
The actual increase in tax basis of the Sculptor Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including the following:

•
The amount and timing of our income will impact the payments to be made under the tax receivable agreement. To the extent that we do not have sufficient taxable income to utilize the amortization deductions available as a result of the increased tax basis in the Sculptor Operating Partnerships’ assets, payments required under the tax receivable agreement would be reduced.

•
The price of our Class A Shares at the time of any exchange will determine the actual increase in tax basis of the Sculptor Operating Partnerships’ assets resulting from such exchange; payments under the tax receivable agreement resulting from future exchanges, if any, will be dependent in part upon such actual increase in tax basis.

•
The composition of the Sculptor Operating Group assets at the time of any exchange will determine the extent to which we may benefit from amortizing the increased tax basis in such assets and thus will impact the amount of future payments under the tax receivable agreement resulting from any future exchanges.

•
The extent to which future exchanges are taxable will impact the extent to which we will receive an increase in tax basis of the Sculptor Operating Group assets as a result of such exchanges, and thus will impact the benefit derived by us and the resulting payments, if any, to be made under the tax receivable agreement.

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
Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2019, and the related cash distributions to our executive managing directors on their Sculptor Operating Group Units.

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors (dollars in thousands)
August 21, 2019	August 14, 2019	$0.32	$—
May 28, 2019	May 20, 2019	$0.37	$—
March 29, 2019	March 22, 2019	$0.23	$—
As discussed in Note 3, in connection with the Recapitalization, and pursuant to the Cash Sweep, we and our executive managing directors agreed to a “Distribution Holiday” on the Group A Units, Group D Units, Group E Units, Group P Units and certain RSUs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Economic Income adjusted for certain items described in the Sculptor Operating Partnership limited partnership agreements is realized and (y) April 1, 2026. During the Distribution Holiday, dividends may continue to be paid on our Class A Shares.
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
Historically, when we have paid dividends on our Class A Shares, we also made distributions to our executive managing directors on their interests in the Sculptor Operating Group, subject to the terms of the limited partnership agreements of the Sculptor Operating Partnerships; however, as part of the Recapitalization, the Sculptor Operating Partnerships initiated the Distribution Holiday. See Note 3 to our consolidated financial statements in this report for additional information regarding the Distribution Holiday.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the nine months ended September 30, 2019 and 2018 was $187.0 million and $147.8 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments in CLO’s, less cash used for operating expenses, including interest paid on our debt obligations. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate.
Net cash flows from operating activities for the nine months ended September 30, 2019 increased from the prior year period due to lower discretionary bonuses paid in 2019 as compared to 2018. The majority of our cash bonus expenses are paid out during the first quarter of the following year. The increase in cash flows from operating activities was also due to investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders. The increases in operating cash flows were partially offset by lower year-end incentive income earned in 2018, a large portion of which was collected in the beginning of 2019, as compared to year-end incentive income earned in 2017, a large portion of which was collected in the beginning of 2018. Also offsetting the year-over-year increase were lower management fees and costs related to the Recapitalization, which were offset by decreases across various operating expense categories.
Investing Activities. Net cash from investing activities for the nine months ended September 30, 2019 and 2018 was $(108.7) million, and $(255.6) million respectively. Investing cash outflows primarily relate to purchases of U.S. government obligations used to manage excess liquidity and risk retention investments in certain CLOs, partially offset by maturities of U.S. government obligations and proceeds from sales of certain risk retention investments in our CLOs.
Financing Activities. Net cash from financing activities for the nine months ended September 30, 2019 and 2018 was $(270.4) million and $(166.7) million, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and proceeds from repurchase agreements used to finance risk retention investments in our European CLOs. Contributions from noncontrolling interests, which primarily relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which primarily relate to fund investor redemptions from the consolidated funds and distributions to our executive managing directors on their Group A Units (prior to the Distribution Holiday), are also included in net cash from financing activities.
In the nine months ended September 30, 2019, we repaid $150.0 million of the 2018 Term Loan, $37.8 million of CLO Investment Loans and we entered into repurchase agreements to finance risk retention investments in our European CLOs.
In the second quarter of 2018, we repaid our $400.0 million Senior Notes and entered into our 2018 Term Loan borrowing $250.0 million and repaying $50.0 million of the balance in the same period. In addition, we made borrowings under our CLO Investments Loans in the first nine months of 2018, as well as repaid borrowings made in connection with the sale of certain CLO risk retention investments in the second quarter of 2018. We also entered into repurchase agreements to finance risk retention investments in our European CLOs.
We paid dividends of $19.0 million to our Class A Shareholders in the nine months ended September 30, 2019, compared to dividends of $21.0 million to our Class A Shareholders and $28.7 million of distributions to our executive managing directors on their Group A Units in the nine months ended September 30, 2018. No distributions were made to our executive managing directors in the nine months ended September 30, 2018, as a result of the Distribution Holiday.

Contractual Obligations
The table below summarizes our contractual cash obligations as of September 30, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	October 1, 2019-December 31, 2019	2020 - 2021	2022 - 2023	2024 - Thereafter	Total

	(dollars in thousands)
Long-term debt(1)	$—	$1,021	$130,000	$176,988	$308,009
Estimated interest on long-term debt(2)	871	35,512	29,024	29,082	94,489
Securities sold under agreements to repurchase(3)	—	—	—	94,745	94,745
Operating leases(4)	5,587	43,222	38,680	97,587	185,076
Tax receivable agreement(5)	—	55,798	68,571	81,722	206,091
Unrecognized tax benefits(6)	—	—	—	—	—
Incentive income subject to clawback(7)	—	—	—	—	—
Total Contractual Obligations	$6,458	$135,553	$266,275	$480,124	$888,410
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

(2)	Represents expected future interest payments on long-term debt based on the LIBOR and EURIBOR rates that were in effect as of September 30, 2019.

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

(5)
Represents the maximum amounts that would be payable to our executive managing directors and the Ziffs under the tax receivable agreement assuming that we will have sufficient taxable income each year to fully realize the expected tax savings resulting from the purchase by the Sculptor Operating Group of Group A Units with proceeds from the 2007 Offerings, as well as subsequent exchanges as discussed above under the heading “—Liquidity and Capital Resources—Tax Receivable Agreement.” In light of the numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table above.

(6)
We are not currently able to make a reasonable estimate of the timing of payments in individual years in connection with our unrecognized tax benefits of $7.0 million, and therefore these amounts are not included in the table above.

(7)
As of September 30, 2019, we had incentive income collected from certain of our funds that is subject to clawback in the event of future losses in the respective fund. We are not currently able to make a reasonable estimate of the timing of payments, if any, as the payments are contingent on future realizations of investments in the respective fund, the timing of which is uncertain.

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
As of September 30, 2019, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 30% within Level I; approximately 48% within Level II; and approximately 22% within Level III. As of December 31, 2018, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 36% within Level I; approximately 41% within Level II; and approximately 23% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
Substantially all of our deferred income tax assets relate to the goodwill and other intangible assets deductible for tax purposes by Sculptor Corp that arose in connection with the purchase of Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings, subsequent exchanges of Group A Units for Class A Shares and subsequent payments to our executive managing directors and the Ziffs made under the tax receivable agreement, in addition to any related net operating loss carryforward. In accordance with relevant provisions of the Internal Revenue Code, we expect to take these goodwill and other intangible deductions over the 15-year period following the 2007 Offerings and subsequent exchanges, as well as an additional 20-year loss carryforward period available to us for net operating losses generated prior to 2018 and indefinite carryforward period for net operating losses generated beginning 2018, in order to fully realize the deferred income tax assets. Our analysis of whether we expect to have sufficient future taxable income to realize these deductions is based solely on estimates over this period.
Sculptor Corp generated taxable income of $65.8 million for the nine months ended September 30, 2019, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.1 billion over the remaining four-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $1.1 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $31.6 billion as of October 1, 2019, we would need to generate a minimum compound annual growth rate in assets under management of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Sculptor Operating Partnerships, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of September 30, 2019, we had $196.0 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $131.4 million of net operating losses available to be carried forward without expiration. Additionally, $158.5 million of net operating losses are available to offset future taxable income for state income tax purposes and $154.8 million for local income tax purposes that will expire between 2035 and 2039. Based on the analysis set forth above, as of September 30, 2019, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $11.9 million has been established for these items.
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
None of the other changes to GAAP that went into effect during the nine months ended September 30, 2019 are expected to impact our future trends.
Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends
None of the changes to GAAP that have been issued but that we have not yet adopted are expected to impact our future trends.

Economic Income Reconciliations
The tables below present the reconciliations of total segments Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A:

	Three Months Ended September 30,
	2019	2018

	(dollars in thousands)
Net (Loss) Attributable to Class A Shareholders—GAAP	$(25,140)	$(14,537)
Change in redemption value of Preferred Units	—	—
Net (Loss) Allocated to Sculptor Capital Management, Inc.—GAAP	(25,140)	(14,537)
Net loss allocated to Group A Units	(11,625)	(21,798)
Equity-based compensation, net of RSUs settled in cash	31,952	22,311
Adjustment to recognize deferred cash compensation in the period of grant	2,264	791
Recapitalization-related non-cash interest expense accretion	4,249	—
Income taxes	(1,446)	(860)
Net losses on early retirement of debt	218	—
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(2,055)	4,229
Depreciation, amortization and net gains and losses on fixed assets	2,166	2,543
Other adjustments	2,348	1,564
Economic Income—Non-GAAP	$2,931	$(5,757)

	Nine Months Ended September 30,
	2019	2018

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$3,318	$(23,303)
Change in redemption value of Preferred Units	(44,364)	—
Net (Loss) Allocated to Sculptor Capital Management, Inc.—GAAP	(41,046)	(23,303)
Net loss allocated to Group A Units	(27,142)	(35,343)
Equity-based compensation, net of RSUs settled in cash	106,270	67,572
Adjustment to recognize deferred cash compensation in the period of grant	6,849	15,548
Recapitalization-related non-cash interest expense accretion	10,664	—
Income taxes	12,074	(372)
Net losses on early retirement of debt	6,271	14,303
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	1,604	4,622
Changes in tax receivable agreement liability	(5,362)	—
Depreciation, amortization and net gains and losses on fixed assets	6,941	7,709
Other adjustments	(4,003)	4,443
Economic Income—Non-GAAP	$73,120	$55,179

Economic Income Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Management fees—GAAP	$62,956	$70,675	$187,979	$213,718
Adjustment to management fees(1)	(3,793)	(4,222)	(11,166)	(13,440)
Management Fees—Economic Income Basis—Non-GAAP	59,163	66,453	176,813	200,278

Incentive income—GAAP	30,423	19,303	118,378	104,793
Adjustment to incentive income(2)	259	—	259	—
Incentive Income—Economic Income Basis—Non-GAAP	30,682	19,303	118,637	104,793

Other revenues—GAAP	3,646	3,342	12,458	11,751
Adjustment to other revenues(3)	—	—	—	(39)
Other Revenues—Economic Income Basis—Non-GAAP	3,646	3,342	12,458	11,712
Total Revenues—Economic Income Basis—Non-GAAP	$93,491	$89,098	$307,908	$316,783
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated funds.

(3)	Adjustment to exclude gains on fixed assets.
Economic Income Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Compensation and benefits—GAAP	$78,343	$74,635	$244,767	$218,061
Adjustment to compensation and benefits(1)	(32,162)	(28,116)	(114,724)	(90,801)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$46,181	$46,519	$130,043	$127,260

Interest expense—GAAP	$6,323	$4,820	$19,054	$18,923
Adjustment to interest expense(2)	(4,249)	—	(10,664)	—
Interest Expense—Economic Income Basis—Non-GAAP	$2,074	$4,820	$8,390	$18,923

General, administrative and other expenses—GAAP	$48,272	$50,289	$114,487	$136,648
Adjustment to general, administrative and other expenses(3)	(5,964)	(6,771)	(18,127)	(21,212)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$42,308	$43,518	$96,360	$115,436
_______________

(1)
Adjustment to exclude equity-based compensation, as management does not consider these non-cash expenses to be reflective of our operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement. In addition, expenses related to incentive income profit-sharing arrangements are generally recognized at the same time the related incentive income revenue is recognized, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the relevant fund. Further, deferred cash compensation is expensed in full in the year granted for Economic Income, rather than over the service period for GAAP. Distributions to the Group D Units are also excluded, as management reviews operating performance at the Sculptor Operating Group level, where substantially all of our operations are performed, prior to making any income allocations.

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

Other Economic Income Items

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Net loss attributable to noncontrolling interests—GAAP	$(11,435)	$(21,140)	$(26,653)	$(33,945)
Adjustment to net loss attributable to noncontrolling interests(1)	11,432	21,138	26,648	33,930
Net Loss Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(3)	$(2)	$(5)	$(15)
_______________

(1)
Adjustment to exclude amounts allocated to our executive managing directors on their interests in the Sculptor Operating Group, as management reviews operating performance at the Sculptor Operating Group level. We conduct substantially all of our activities through the Sculptor Operating Group.

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

Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of September 30, 2019 and December 31, 2018, would have resulted in a change of approximately $1.5 billion in our assets under management, respectively.
A 10% change in the fair value of the net assets held by our funds as of October 1, 2019 (the date management fees are calculated for the fourth quarter of 2019) would impact management fees charged on that day by approximately $3.9 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2019, would have impacted management fees charged on that day by approximately $4.0 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of September 30, 2019 and December 31, 2018, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income attributable to Class A Shareholders or Economic Income.
Interest Rate Risk
Borrowings under the Debt Securities, 2018 Term Loan as well as our investments in CLOs accrue interest at variable rates. Our funds also have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest income and interest expense, future earnings and cash flows.
We estimate that as of September 30, 2019 and December 31, 2018, a 100 basis point increase or decrease in variable rates would not have a material effect on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

3.1*	Restated Certificate of Incorporation of Sculptor Capital Management, Inc., dated as of November 5, 2019.

3.2
Amended and Restated By-Laws of Sculptor Capital Management, Inc., effective as of September 12, 2019, incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K, filed on August 30, 2019.

10.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Och-Ziff Holding Corporation, effective as of September 12, 2019, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 30, 2019.

10.2
Second Amended and Restated By-Lays of Sculptor Capital Holding Corporation, effective as of September 12, 2019, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on August 30, 2019.

10.3
First Amendment to Amended and Restated Agreement of Limited Partnership of OZ Management LP, effective as of September 12, 2019, incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on August 30, 2019.

10.4
First Amendment to Amended and Restated Agreement of Limited Partnership of OZ Advisors LP, effective as of September 12, 2019, incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on August 30, 2019.

10.5
First Amendment to Amended and Restated Agreement of Limited Partnership of OZ Advisors II LP, effective as of September 12, 2019, incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on August 30, 2019.

10.6+
First Amendment to the Omnibus Agreement Between Thomas Sipp and OZ Management LP, OZ Advisors LP and OZ Advisors II LP, dated July 10, 2019, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on August 6, 2019.

10.7*	Form of Indemnification Agreement

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from the Quarterly Report on Form 10-Q for the September 30, 2019 ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2019

SCULPTOR CAPITAL MANAGEMENT, INC.

By:	/s/ Thomas M. Sipp
Thomas M. Sipp
Chief Financial Officer and Executive Managing Director