Form 10-K
period 2019-12-31
Sculptor Capital Management, Inc.
filed 2020-02-24
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 001-33805

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 was approximately $459.2 million. As of February 19, 2020, there were 21,911,815 Class A Shares and 29,208,952 Class B Shares outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement for the 2020 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant's definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Institutional Credit Strategies
Our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs, aircraft securitizations, collateralized bond obligations, and other customized solutions

IPO	Our initial public offering of 3.6 million Class A Shares that occurred in November 2007

NYSE	New York Stock Exchange

Partner Equity Units	Refers collectively to the Group A Units, Group E Units and Group P Units

Preferred Units	One Class A cumulative preferred unit in each of the Sculptor Operating Partnerships collectively represents one “Preferred Unit.” Certain of our executive managing directors collectively own 100% of the Preferred Units. Preferred Units issued in 2016 and 2017 are, collectively, referred to as “2016 Preferred Units.” Preferred Units issued in 2019 are referred to as “2019 Preferred Units.”

PSUs	Class A performance-based RSUs

Recapitalization	Refers to the recapitalization of our business that occurred in February 2019. As part of the Recapitalization, a portion of the interests held by our active and former executive managing directors were reallocated to existing members of senior management. In addition, we restructured the previously outstanding senior debt and Preferred Units

Registrant	Sculptor Capital Management, Inc., a Delaware corporation

RSUs	Class A restricted share units

Sculptor Corp	Sculptor Capital Holding Corporation, a Delaware corporation

Sculptor Operating Group	Refers collectively to the Sculptor Operating Partnerships and their consolidated subsidiaries

Sculptor Operating Group Units	Refers collectively to Sculptor Operating Group A, B, D, E, and P Units

Sculptor Operating Partnerships	Refers collectively to Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP

Reorganization	The reorganization of our business that took place prior to the IPO

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Special Investments	Investments that we, as investment manager, believe lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance

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

PART I
Item 1. Business
Business Description
Sculptor Capital, formerly Och-Ziff Capital Management Group Inc., is a leading global institutional alternative asset manager, with approximately $34.5 billion in assets under management as of February 1, 2020. We provide asset management services through our funds, which pursue a broad range of global investment opportunities, and by developing new, carefully considered investment products. We also offer customized solutions within and across our product platforms to help our fund investors meet their investment objectives. Our funds invest across numerous asset classes and geographies, with a breadth we believe is offered by few alternative asset management firms.
Our approach to asset management is based on the same fundamental elements that we have employed since Sculptor Capital was founded in 1994. Our objectives are to create long-term value for our fund investors through a disciplined investment philosophy that focuses on delivering consistent, positive, risk-adjusted returns across market cycles. We currently manage multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles.
Multi-Strategy - Our multi-strategy funds invest globally in high-conviction investment ideas across asset classes, regions, and investment strategies with a primary focus on idiosyncratic opportunities where return drivers are less sensitive to the direction of broader financial markets. Through detailed fundamental analysis and due diligence, we aim to identify investment opportunities where intermediate or long-term value is obscured by attributes such as complexity, corporate events, technical dislocations, or market misunderstandings. Our multi-strategy funds allocate capital across strategies and geographies opportunistically based on market conditions, with no predetermined capital allocations by strategy or asset class. Our investment strategies include Fundamental Equities, Merger Arbitrage, Corporate Credit, Structured Credit, and Convertible & Derivative Arbitrage and Private Investments.
Credit - Our credit platform comprises both opportunistic credit and Institutional Credit Strategies. Opportunistic credit focuses on global corporate, structured and private credit markets, including investments in distressed businesses, restructurings and bankruptcies. In many cases, we actively enforce creditor rights or pursue other legal strategies in order to favorably affect outcomes. We may also buy undervalued securities following broader market dislocations. Institutional Credit Strategies invests in performing credit via leveraged loans, high yield bonds, private financing and investment-grade credit and serves clients through CLOs, collateralized bond obligations (“CBOs”), commingled products and customized solutions.
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
We have built an experienced investment management team with a well-established presence in the United States, Europe and Asia. As of December 31, 2019, we had 390 employees worldwide, including 112 investment professionals, 23 active executive managing directors and 52 managing directors working from our offices in New York, London, Hong Kong, and Shanghai. Our New York office was established in 1994 and has been operational for over 26 years. Our London office, established in 1998, houses our European investment team. Our Hong Kong office, established in 2001, houses the majority of our Asian investment team. See “—Employees” for additional information on our global headcount.
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
Recapitalization
On February 7, 2019, we completed the Recapitalization, which included a series of transactions that involved the reallocation of certain ownership interests in the Sculptor Operating Group to existing members of senior management, a “Distribution Holiday” on interests held by active and former executive managing directors, an amendment to the tax receivable agreement, a “Cash Sweep” to pay down the 2018 Term Loan and 2019 Preferred Units, and various other related transactions. See Note 3 to our consolidated financial statements included in this annual report for additional information.
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
Segments Reporting Change
Prior to the fourth quarter of 2019, we had two operating segments: Sculptor Funds and Real Estate. In the fourth quarter of 2019, we combined these into one operating and reportable segment, which is reflective of how the chief operating decision makers review our operating results and make resource allocation decisions.
Our Assets Under Management
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
Overview of Our Funds
Multi-Strategy
As of December 31, 2019, assets under management in our multi-strategy funds totaled approximately $9.3 billion, or 27% of our total assets under management. These funds seek to consistently generate strong risk-adjusted returns across market cycles while protecting investor capital. We aim to achieve these objectives by investing in high-conviction investment ideas across asset classes, regions and strategies, with a primary focus on opportunities where return drivers are less sensitive to market direction. Sculptor’s investment process combines expert bottom-up fundamental analysis, a dynamic approach to portfolio construction, and a sophisticated and fully integrated risk management effort. The primary investment strategies we employ in our multi-strategy funds include the following:
•Fundamental Equities seeks to generate returns through both long and short positions across global equity markets by employing a deep fundamental research process that draws on resources and knowledge from across the firm. Our primary focus is on event-driven situations involving corporate actions such as spin-offs, restructurings or recapitalizations, and on securities that may be temporarily undervalued due to a technical event or market misunderstanding.
•Structured Credit invests in a wide breadth of structured products, with a primary focus in several credit categories, including residential, and commercial, corporate, and consumer credit, among others. This strategy aims to provide idiosyncratic and highly differentiated returns by pursuing investments that can be realized through active rights enforcement, litigation, liquidation or restructuring.
•Corporate Credit takes an opportunistic approach to corporate credit investing and includes investments in undervalued or dislocated securities and pursuing process-driven investments including investments in complex distressed businesses, restructurings and bankruptcies. We take a fundamental investment approach to identify investments that may be undervalued due to complexity, market inefficiencies or other investors’ lack of scale, capability or mandate to pursue these investments. Our ability to participate in many of these types of investments is a direct function of our presence in the markets, scale, experience and reputation as a counterparty.
•Convertible and Derivative Arbitrage seeks to exploit the price discrepancies between certain convertible bonds and derivative securities and the underlying equity or other security to generate strong, stable and uncorrelated returns. We explore opportunities in traditional convertible arbitrage, mandatory convertible investments, short convertible strategies and relative value opportunities.
•Merger Arbitrage pursues a wide array of event-driven situations, with a broad focus on mergers and acquisitions as well as corporate actions, including exchange offers, unannounced deals, spin-offs, split-offs and hostile cross-border situations with regulatory and geopolitical complexity. Our flexible approach allows us to pursue strategies on a risk-adjusted basis and size them accordingly.
•Private Investments encompasses investments in a variety of special situations that seek to generate value through realizations, strategic sales or initial public offerings.
The Sculptor Master Fund, our global multi-strategy fund, opportunistically allocates capital to investments in North America, Europe and Asia, with flexibility to cast a wide net and source attractive investments. The key limitations we consider when selecting and sizing investments are related to our fundamental and quantitative view on the risk/reward, liquidity and availability of the specific investment under evaluation. Sculptor Master Fund generally employs every strategy and geography in which our funds invest and constituted approximately 25% of our assets under management as of December 31, 2019. The investment performance for our other funds may vary from those of the Sculptor Master Fund, and that variance may be material.
The table below sets forth, as of December 31, 2019, the net annualized return, volatility and Sharpe Ratio of the Sculptor Master Fund, the Sculptor Multi-Strategy Composite (as defined below), the S&P 500 Index and the MSCI World Index. This table is provided for illustrative purposes only. The performance reflected in the table below is not necessarily indicative of the future results of the Sculptor Master Fund. There can be no assurance that any fund will achieve comparable results. An investment in our Class A Shares is not an investment in any of our funds. See “Item 1A. Risk Factors—Risks Related to Our Business—An investment in our Class A Shares is not an alternative to an investment in any of our funds, and the returns of our funds should not be considered as indicative of any returns expected on our Class A Shares, although poor investment performance of, or lack of capital flows into, the funds we manage could have a materially adverse impact on our revenues and, therefore, the returns on our Class A Shares.”

Past performance is no indication or guarantee of future results.

Net Annualized Return through December 31, 2019	1 Year	3 Years	5 Years	Since Sculptor Master Fund Inception (January 1, 1998)	Since Sculptor Multi-Strategy Composite Inception (April 1, 1994)
Sculptor Master Fund Composite(1)	14.8%	7.5%	5.2%	8.6%	n/a
Sculptor Multi-Strategy Composite(2)	14.8%	7.5%	5.2%	8.6%	11.3%
S&P 500 Index(3)	31.5%	15.3%	11.7%	7.6%	10.1%
MSCI World Index(3)	28.1%	12.4%	9.9%	6.5%	7.9%

Volatility - Standard Deviation (Annualized)(4)
Sculptor Master Fund Composite(1)	6.7%	5.7%	5.6%	5.1%	n/a
Sculptor Multi-Strategy Composite(2)	6.7%	5.7%	5.6%	5.1%	5.5%
S&P 500 Index(3)	12.9%	12.1%	12.0%	14.8%	14.4%
MSCI World Index(3)	11.6%	10.7%	11.1%	14.0%	13.5%

Sharpe Ratio(5)
Sculptor Master Fund Composite(1)	1.87	0.99	0.70	1.23	n/a
Sculptor Multi-Strategy Composite(2)	1.87	0.99	0.70	1.23	1.56
S&P 500 Index(3)	2.27	1.11	0.87	0.36	0.51
MSCI World Index(3)	2.22	0.99	0.77	0.30	0.38
_______________
(1)The returns shown represent the composite performance of all feeder funds that comprise the Sculptor Master Fund since the inception of the Sculptor Master Fund on January 1, 1998 (collectively, the “Sculptor Master Fund Composite”). The Sculptor Master Fund Composite is calculated using the total return of all feeder funds net of all fees and expenses, except incentive income on Special Investments that could reduce returns on these investments at the time of realization, and includes the reinvestment of all dividends and other income. Performance includes realized and unrealized gains and losses attributable to Special Investments and initial public offering investments that are not allocated to all investors in the feeder funds. Investors that were not allocated Special Investments and/or initial public offering investments may experience materially different returns. The Sculptor Master Fund Composite is not available for direct investment.
(2)The Sculptor Multi-Strategy Composite is provided as supplemental information to the Sculptor Master Fund Composite. The Sculptor Multi-Strategy Composite represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since our inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies we followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion and has varied materially since inception and is expected to vary materially in the future.
(3)These comparisons show the returns of the S&P 500 Index (SPTR) and the MSCI World Index (GDDLWI) (collectively, the “Broader Market Indices”) against the Sculptor Master Fund Composite and the Sculptor Multi-Strategy Composite. These comparisons are intended solely for illustrative purposes to show a historical comparison of the Sculptor Master Fund Composite and the Sculptor Multi-Strategy Composite to the broader equity markets, as represented by the Broader Market Indices, and should not be considered as an indication of how the Sculptor Master Fund or the feeder funds will perform relative to the Broader Market Indices in the future. The Broader Market Indices are not performance benchmarks of the Sculptor Master Fund or the feeder funds. Neither the Sculptor Master Fund nor the feeder funds are managed to correlate in any way with the returns or composition of the Broader Market Indices, which are unmanaged. It is not possible to invest in an unmanaged index. You should not assume that there is any material overlap between the securities underlying the Sculptor Master Fund Composite or the Sculptor Multi-Strategy Composite and those that comprise the Broader Market Indices. The S&P 500 Index is an equity index owned and maintained by Standard & Poor’s, a division of McGraw-Hill, whose value is calculated as the free float-weighted average of the share prices of 500 large-capitalization corporations listed on the NYSE and NASDAQ. The MSCI World Index is a free float-adjusted market capitalization weighted index owned and maintained by MSCI Inc. that is designed to measure the equity market performance of developed markets. Returns of the Broader Market Indices have not been reduced by fees and expenses associated with investing in securities and include the reinvestment of dividends.
(4)Standard Deviation is a statistical measure of volatility that measures the fluctuation of the monthly rates of return against the average return.
(5)Sharpe Ratio represents a measure of the risk-adjusted return of the composite returns, or benchmark returns, as applicable. The Sharpe Ratio is calculated by subtracting the risk-free rate from the composite returns, or benchmark returns, as applicable, and dividing that amount by the standard deviation of the applicable returns. The risk-free rate of return used in computing the Sharpe Ratio is the one-month U.S. dollar London Interbank Offered Rate compounded monthly throughout the periods presented.

Credit
As of December 31, 2019, we managed approximately $21.7 billion of assets under management in our dedicated credit funds, or 63% of our total assets under management. Our dedicated credit funds comprise our opportunistic credit funds and Institutional Credit Strategies products.
Opportunistic Credit Funds
As of December 31, 2019, we managed approximately $6.0 billion of assets under management in our opportunistic credit funds. These products seek to generate risk-adjusted returns by capturing value in mispriced investments across disrupted, dislocated and distressed corporate, structured and private credit markets globally. As of December 31, 2019, assets under management in the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, totaled $1.6 billion. The remainder of the assets under management in our opportunistic credit products was made up of various open-end and closed-end funds, as well as customized solutions structured to meet our fund investors’ needs.
Institutional Credit Strategies
As of December 31, 2019, we managed approximately $15.7 billion of assets under management in our Institutional Credit Strategies products. Institutional Credit Strategies is our platform that invests in performing credit via leveraged loans, high yield bonds, private financing and investment-grade credit and serves clients through CLOs, CBOs, commingled products and customized solutions.
Real Estate
As of December 31, 2019, we managed approximately $3.4 billion of assets under management in our real estate funds, or 10% of our total assets under management. Our real estate funds employ a situation-specific, opportunistic investment strategy, combined with a disciplined risk assessment process. These funds seek to diversify investments across geography, asset types and transaction structures to actively balance the portfolios within each of the funds.
Investment and Risk Management Process
Our extensive experience and consistent approach to investing and risk management are an essential part of our strong performance history. Risk management is highly integrated with our investment process and the operations of our business. Our investment and risk management processes benefit from our dedicated and experienced teams operating out of our offices worldwide.
Our approach to investing and managing risk is defined by certain common elements:
•Proactive risk management is built on the principles of constant vigilance, frequent dialog, and continuous improvement. We constantly monitor risk and have instituted a formal and consistent process to disseminate information, conduct informed debate, and take proactive or responsive action across our portfolios. Technology is at the core of Sculptor’s risk management efforts, and we leverage our broad capabilities to develop proprietary solutions that fit the exact specifications of our investment approach. In addition to our formalized process, we conduct custom studies and optimizations for various groups on an as-needed, ad hoc basis such as bespoke hedge solutions, pre-trade what-if analysis, and portfolio rebalance alternatives.
•Preservation of capital. Preservation of capital is our top priority and guiding factor in our effort to deliver attractive returns to fund investors. Our goal is to preserve capital during periods of market decline and generate competitive investment performance in rising markets. We use sophisticated risk tools and active portfolio management to govern exposures to market and other risk factors. We adhere strictly to each fund’s mandate and provisions with respect to leverage. We are knowledgeable about the risks of fund leverage, respectful of its limits, and judicious in our application.

•Dynamic capital allocation. We allocate to individual investments based on a thorough analysis of the risk/reward for each opportunity under consideration and the investment objectives for each of our funds. This results in an overall capital allocation that is constantly fine-tuned based on our best ideas at each point in time.
•Expertise across strategies and geographies. The considerable expertise, tenure and collaboration among our diverse interdisciplinary investment team forms the basis of our ability to generate attractive risk-adjusted returns for our fund investors. We have fostered a culture that allows us to analyze and scrutinize investment opportunities on a firm-wide basis, focusing on the best ideas and opportunities available.
Our Fund Investors
We focus on developing and maintaining long-term relationships with a global base of institutional investors, which includes many of the largest, most sophisticated investors in the world. Excluding our securitization vehicles within Institutional Credit Strategies products, we currently have over 1,000 investors in our funds, including pension funds, private banks, corporates and other institutions, fund-of-funds, foundations and endowments, and family offices and individuals. Our investors value our funds’ consistent performance history, our global investing expertise, our diverse investment strategies and our ability to develop investment capabilities in areas where we see opportunities evolve. As a result, a number of our fund investors invest in more than one of our funds.
Investments by our executive managing directors and employees collectively comprised approximately 4% of our total assets under management as of January 1, 2020. The single largest unaffiliated investor in our funds accounted for approximately 17% of our total assets under management as of January 1, 2020, and the top five unaffiliated fund investors accounted for approximately 39%. Approximately 28% of our assets under management were from investors from outside North America as of January 1, 2020. These percentages, as well as those presented in the chart below, exclude assets under management in our securitization vehicles , which are held by various types of investors.

The following chart presents the composition of our fund investors by type across our funds as of January 1, 2020:

FUND INVESTORS BY TYPE

Private Banks 11%
Corporate, Institutional and Other 21%
Fund-of-Funds 7%
Foundations and Endowments 5%
Family Offices and Individuals 4%
Related Parties 4%
Pensions 48%

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
Competitive Strengths
Sculptor Capital is built on certain distinct fundamental elements that we believe are differentiating competitive strengths. We view these elements as a crucial part of our efforts to generate attractive and consistent long-term investment performance and to retain and attract new assets under management.
•Alignment of interests. Sculptor’s structure is designed to align the interests of our executive managing directors and employees with those of investors in our funds and our Class A Shareholders. Our 23 active executive managing directors and 52 managing directors (as of December 31, 2019) have a compensation structure that focuses on both individual and firm-wide performance. This structure includes granting a portion of any bonus compensation in a combination of equity and/or deferred cash interests that vest over time.

•One-firm philosophy. Our “one-firm” philosophy promotes a collaborative environment that encourages internal cooperation and cross-functional sharing of information, expertise and transaction experience gained over our 25-year history. We believe this strong collaborative approach is a key differentiator that enhances the success of our firm as a whole.
•Synergies among investment strategies. Our investment model is built off and benefits from full collaboration among our investment team, fostering trust, diverse viewpoints, cross-disciplinary development and critical self-examination. We believe this approach is a central factor in our ability to identify, evaluate and pursue opportunities across a broad range of geographies and capital structures.
•Global presence. We are a global organization with an investment philosophy that opportunistically pursues “best ideas” investment opportunities wherever they arise. Our ability to invest worldwide allows us to evaluate the fullest range of investments by employing both on-the-ground expertise and the support of our global team and infrastructure. Our investment professionals in the US, Europe and Asia are seamlessly integrated with the global team and have a long history of investing on an international scale.
•Experience. Sculptor’s one-firm philosophy and collaborative investment style is enabled by the long tenure and shared experience of our investment and executive teams. We have a history of hiring highly talented employees and developing them into senior roles as managing directors and executive managing directors across the firm.
•Focus on infrastructure. Since inception, Sculptor has been highly committed to building and maintaining a robust infrastructure with an emphasis on strong financial, operational and compliance controls. As of December 31, 2019, of the firm’s 75 active executive managing directors and managing directors, 22 are dedicated to our global infrastructure, illustrating our commitment to this important part of our business. As a public company, we are required to identify and document key processes and controls, which are subject to independent review.
•Transparency. We believe that our fund investors should be provided with qualitative and quantitative information about our investment process, operational procedures and portfolio exposures in order to fully understand and evaluate their partnership with Sculptor. We provide fund investors with comprehensive and transparent reporting on a regular basis, and our senior management and investment staff regularly meet with investors to provide updates and address questions.
Our Structure
Sculptor Capital Management, Inc.
Sculptor Capital Management, Inc. is a publicly traded holding company, and its primary assets are ownership interests in the Sculptor Operating Group entities, which are held indirectly through Sculptor Corp. We conduct our business through the Sculptor Operating Group. Sculptor Capital Management, Inc. currently has two classes of shares outstanding: Class A Shares and Class B Shares.
Class A Shares.    Class A Shares represent Class A common stock in Sculptor Capital Management, Inc. The holders of Class A Shares are entitled to one vote per share held of record on all matters submitted to a vote of our shareholders and, as of December 31, 2019, represent 42.2% of our total combined voting power. The holders of Class A Shares are entitled to any distribution declared by our Board of Directors, subject to any statutory or contractual restrictions on the payment of distributions and to any restrictions on the payment of distributions imposed by the terms of any outstanding preferred shares we may issue in the future. Additional Class A Shares are issuable upon exchange of Partner Equity Units, subject to certain vesting and other conditions as discussed below, and upon vesting of equity awards granted under our Amended and Restated 2007 Equity Incentive Plan or 2013 Incentive Plan.
Class B Shares.    Class B Shares have no economic rights and are not publicly traded, but rather entitle the holders of record to one vote per share on all matters submitted to a vote of our shareholders and, as of December 31, 2019, the Class B Shares represent 57.8% of our total combined voting power. The Class B Shares are held solely by current and former executive managing directors and provide them with a voting interest in Sculptor Capital Management, Inc. commensurate with their economic interest in the Sculptor Operating Group in the form of Group A Units, Group A-1 Units (until a corresponding number of Group E Units have vested), Group E Units (once such Group E Units have vested) and Group P Units (assuming such Group P Units are participating). Each executive managing director holding Group A Units, Group A-1 Units (until a corresponding number of Group E Units have vested), vested Group E Units or Group P Units holds an equal number of Class B Shares. Upon an issuance of Group A Units or Group P Units to an executive managing director or the vesting of such executive managing director’s Group E Units, an equal number of Class B Shares is also issued to such executive managing director. Upon the exchange by an executive managing director of a Partner Equity Unit for a Class A Share as further discussed below, the corresponding Class B Share is canceled.
Prior to May 29, 2019, (“the Transition Date”), holders of the Class B Shares granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which was Mr. Och. As a result, Mr. Och was able to control all matters requiring the approval of our shareholders. Following the Transition Date, each Class B Shareholder is entitled to one vote per share held of record on all matters submitted to a vote of our shareholders except that Class B Shares that relate to our Group A-1 Units will be voted pro rata in accordance with the vote of the Class A Shares held by non-affiliates until a corresponding Group E Unit has vested.
Sculptor Operating Group Entities
We conduct our business through the Sculptor Operating Group. Historically, we have used more than one Sculptor Operating Group entity to segregate our operations for business, financial, tax and other reasons. We may increase or decrease the number of our Sculptor Operating Group entities and intermediate holding companies based on our views as to the appropriate balance between administrative convenience and business, financial, tax and other considerations.
The Sculptor Operating Group currently consists of Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP, and each of their consolidated subsidiaries (collectively, the “Sculptor Operating Partnerships” and collectively with their consolidated subsidiaries, the “Sculptor Operating Group”). Sculptor Capital Management, Inc. holds its interests in the Sculptor Operating Group indirectly through Sculptor Capital Holding Corporation (“Sculptor Corp”), a wholly owned subsidiary of Sculptor Capital Management, Inc. Sculptor Corp is the sole general partner of each of the Sculptor Operating Partnerships and, therefore, generally controls the business and affairs of such entities. The Sculptor Operating Group currently has the following units outstanding: Group A Units, Group A-1 Units, Group B Units, Group E Units, Group P Units and Preferred Units.
As of December 31, 2019, the Preferred Units had an aggregate liquidation preference of $500 per Preferred Unit, plus accrued and unpaid distributions. After the Preferred Units liquidation preference is satisfied, the Group A Units and Group B Units have no preference or priority over other securities of the Sculptor Operating Group (other than the Group E Units and Group P Units to the extent described below) and, upon liquidation, dissolution or winding up, will be entitled to any assets remaining after payment of all debts and liabilities of the Sculptor Operating Group.
Group A Units. Our current and former executive managing directors own 100% of the Group A Units, which as of December 31, 2019, represent a 31.6% equity interest in the Sculptor Operating Group. Currently, Group A Units are exchangeable for our Class A Shares at the discretion of the Exchange Committee (which consists of the Chief Executive Officer and the Chief Financial Officer of Sculptor Capital Management, Inc.) (or the cash equivalent thereof), on a one-for-one basis, subject to vesting requirements by our executive managing directors, book-up requirements, transfer restrictions and certain exchange rate adjustments for splits, unit distributions and reclassifications. Beginning on the final day of the Distribution Holiday, each of our executive managing directors may exchange his or her vested and booked-up Group A Units over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions (including, among other things, in connection with the Company’s insider trading policy in respect of affiliate holders and in certain circumstances where the exchange would be likely to impact the Company’s ability to use net operating losses). On the date of the Recapitalization, each Group A Unit then outstanding was recapitalized into 0.65 Group A Units and 0.35 Group A-1 Units. Further, as part of the Recapitalization, holders of Group A Units do not receive distributions during the Distribution Holiday. See Note 3 to our consolidated financial statements included in this report for additional information.
Group A-1 Units. Group A-1 Units are interests into which 0.35 of each Group A Unit then outstanding was recapitalized in connection with the Recapitalization. The Group A-1 Units will be canceled at such time and to the extent that the Group E Units granted in connection with the Recapitalization and associated with such Group A-1 Units vest and achieve a book-up. Group A-1 Units are not eligible to receive distributions at any time. However, the holders of Group A-1 Units shall participate in any sale, change of control or other liquidity event. In the Recapitalization, the holders of the 2016 Preferred Units forfeited 749,813 Group A Units, which were also recapitalized into Group A-1 Units.
Group B Units. Sculptor Corp holds a general partner interest and Group B Units in each Sculptor Operating Partnership that it controls. Sculptor Corp owns 100% of the Group B Units, which, as of December 31, 2019, represent a 41.9% equity interest in the Sculptor Operating Group. Except during the Distribution Holiday, the Group B Units are economically identical to the Group A Units and represent common equity interests in our business, but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.
Group D Units. Prior to the Recapitalization, Group D Units were issued to certain current and former executive managing directors. Group D Units were non-equity, limited partner profits interests that were only entitled to share in residual assets upon liquidation, dissolution or winding up, and would become eligible to participate in any exchange right or tag along right in a change of control transaction or other liquidity event to the extent that there had been a threshold amount of appreciation. The Group D Units converted into Group A Units to the extent they had become economically equivalent to Group A Units. All Group D Units converted to Group E Units in connection with the Recapitalization.
Group E Units. Group E Units are limited partner profits interests issued to certain executive managing directors that are only entitled to future profits and gains. Each Group E Unit converts into a Group A Unit and becomes exchangeable for one Class A Share (or the cash equivalent thereof) to the extent there has been a sufficient amount of appreciation for a Group E Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group E Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent of their relative positive capital accounts (if any). One Class B Share will be issued to each holder of Group E Units upon the vesting of each such holder’s Group E Unit, at which time a corresponding number of Class B Shares held by holders of Group A-1 Units will be canceled. The general partner of the Sculptor Operating Partnerships may conditionally issue additional Group E Units to active executive managing directors, in an aggregate number not to exceed the amount described in the Sculptor Operating Partnerships’ limited partnership agreements. The Group E Units convert into Group A Units to the extent they have become economically equivalent to Group A Units. As part of the Recapitalization, holders of Group E Units do not receive distributions during the Distribution Holiday. See Note 3 to our consolidated financial statements included in this report for additional information.
Group P Units. On March 1, 2017, we issued Group P Units to certain executive managing directors. Group P Units entitle holders to receive distributions of future profits of the Sculptor Operating Group, and each Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent thereof), in each case upon satisfaction of certain service and performance conditions at such time and, with respect to exchanges, to the extent there has been sufficient appreciation for a Group P Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group P Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent that certain performance conditions are met and to the extent of their relative positive capital accounts (if any). The terms of the Group P Units may be varied for certain executive managing directors. See Note 14 to our consolidated financial statements included in this report for additional information regarding the terms of the Group P Units.
Preferred Units. Preferred Units represent ownership interests in each of the Sculptor Operating Partnerships and are held by certain current and former executive managing directors (the “EMD Purchasers”). Preferred Units are a class of non-voting preferred equity interests in the Sculptor Operating Group entities with an aggregate liquidation preference of $500, plus accrued and unpaid distributions. See Note 10 to our consolidated financial statements included in this report for additional information regarding the terms of the Preferred Units. As part of the Recapitalization, the 2016 Preferred Units were restructured into Debt Securities and 2019 Preferred Units.
Restricted Share Units
We grant RSUs as a form of compensation to our employees and executive managing directors. An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board of Directors, upon completion of the requisite service period. All of the RSUs granted to date accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs that also accrue additional dividend equivalents. Delivery of dividend equivalents on outstanding RSUs is contingent upon the vesting of the underlying RSUs. As part of the Recapitalization, certain RSUs held by directors and certain executive managing directors are limited in the amount of dividend equivalents they may receive during the Distribution Holiday. See Note 3 to our consolidated financial statements included in this report for additional information.
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
See Note 14 to our consolidated financial statements included in this report for additional information regarding RSUs and PSUs.

The diagram below depicts our organizational structure as of December 31, 2019:

Active and Former Executive Managing Directors
Public Shareholders
100% Class B Shares
* no economic rights in Sculptor Capital Management, Inc.
* 57.8% of total combined voting power in Sculptor Capital Management, Inc.
100% Group A and E Units
* 58.1% of the equity interests in Sculptor Operating Partnerships
* limited partner interest
* exchangeable for Sculptor Capital Management, Inc. Class A Shares (subject to vesting, minimum retained ownership requirements and transfer restrictions)
100% Class A Shares
* 100% of economic rights in Sculptor Capital Management, Inc.
* 41.9% indirect equity interest in Sculptor Operating Partnerships
* 42.2% of total combined voting power in Sculptor Capital Management, Inc.
Sculptor Capital Management, Inc. (NYSE: SCU)
100% Preferred Units
* non-voting preferred interests
* aggregate liquidation preference of $500, plus accrued and unpaid distributions
* initial distribution rate of 0% per annum until February 19, 2020
100%
Sculptor Corp
Sole General Partner of Sculptor Operating Partnerships
100% Group B Units
* 41.9% of the equity interests in Sculptor Operating Partnerships
* limited partner interest
Sculptor Operating Partnerships
Sculptor Capital LP
Sculptor Capital Advisors LP
Sculptor Capital Advisors II LP

This diagram does not give effect to 4,154,388 Class A restricted share units, or “RSUs,” that were outstanding as of December 31, 2019, and were granted to our executive managing directors, managing directors, other employees and the independent members of our Board of Directors. Also not presented in the diagram above are Group P Units and PSUs issued and held by our executive managing directors. The Group P Units and PSUs are not participating in the economics of Sculptor Operating Group, as the applicable Service Condition and Performance Condition (as defined in Note 14 to our consolidated financial statements) have not yet been met as of December 31, 2019. Further, not presented in the diagram above are Class C Non-Equity Interests, which are non-equity interests in the Sculptor Operating Group entities held by our executive managing directors. No holder of Class C Non-Equity Interests will have any right to receive distributions on such interests. Our executive managing directors hold all of the Class C Non-Equity Interests, which may be used for discretionary income allocations, including the cash element of any discretionary annual performance awards paid to our executive managing directors. References to bonuses throughout this annual report include any Class C Non-Equity Interests distributions.
Employees
As of December 31, 2019, our worldwide headcount was 390 (including 46 in the United Kingdom and 20 in Asia), with 112 investment professionals (including 25 in the United Kingdom and 9 in Asia). As of this date, we had 23 active executive managing directors and 52 managing directors.
Regulatory Matters
Our business is subject to extensive regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Since 1999, we have been registered with the SEC as an investment adviser under the Advisers Act. We are also a company subject to the registration and reporting provisions of the Exchange Act, and therefore subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. In addition among other rules and regulations, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974, which we refer to as “ERISA.” As a registered commodity pool operator and a registered commodity trading advisor, we are subject to regulation and oversight by the Commodity Futures Trading Commission, which we refer to as the “CFTC.” We are also subject to regulation and oversight by the National Futures Association in the U.S., as well as other regulatory bodies.
Our European and Asian operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country, including the U.K. Financial Conduct Authority, and the Securities and Futures Commission in Hong Kong. Currently, governmental authorities in the United States and in the other countries in which we operate have proposed additional disclosure requirements and regulation of hedge funds and other alternative asset managers.
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
Information about our Executive Officers
Set forth below is certain information regarding our executive officers as of the date of this filing.
Robert Shafir, 61, is the Chief Executive Officer of Sculptor Capital and a member of Sculptor Capital’s Partner Management Committee. He is also an Executive Managing Director and a member of the Board of Directors. Prior to joining Sculptor Capital in 2018, Mr. Shafir served in various capacities at Credit Suisse Group AG from 2007 to 2016. Most recently, he served as Chairman and CEO of Credit Suisse Americas and Co-Head of Private Banking & Wealth Management, which included oversight of Asset Management. He was a member of the Executive Board of Credit Suisse Group and Credit Suisse. Prior to joining Credit Suisse, in August 2007, Mr. Shafir worked at Lehman Brothers for 17 years, serving as Head of Global Equities, as well as a member of their Executive Board. He also held other senior roles, including Head of European Equities and Global Head of Equities Trading, and played a key role in building Lehman’s equities business into a global, institutionally-focused franchise. Prior to that, he worked at Morgan Stanley in the preferred stock business within the fixed income division. Mr. Shafir received a B.A. in Economics from Lafayette College and an M.B.A. from Columbia Business School.
Thomas M. Sipp, 49, is the Chief Financial Officer of Sculptor Capital. He is also an Executive Managing Director and a member of the Company’s Partner Management Committee. In his role, Mr. Sipp oversees all aspects of Accounting, Tax, Treasury, Financial Operations, Internal Audit and Shareholder Services at Sculptor Capital. Prior to joining Sculptor Capital in 2018, Mr. Sipp was a Managing Partner at Magis Partners. During the prior eight years, Mr. Sipp held several senior executive positions at Credit Suisse, including Chief Financial Officer and Chief Operating Officer for Credit Suisse’s Asset Management division and Global Chief Operating Officer for Credit Suisse’s Wealth & Asset Management division. Prior to joining Credit Suisse, Mr. Sipp served as the COO for the Institutional Investment Division of Fidelity Investments. He also spent eight years with Gartmore Global Investments, serving as the Chief Financial Officer, Head of Product Development and COO for the Investment Division. Mr. Sipp received a B.A. in Finance from Alfred University and an M.B.A from the University of Pittsburgh. He has earned the Chartered Financial Analyst designation and is on the Board of Fiduciary Exchange.
James S. Levin, 37, is Chief Investment Officer for Sculptor Capital. He is also an Executive Managing Director and a member of the Company’s Partner Management Committee. Mr. Levin is also an Executive Managing Director and a member of the Portfolio Committee. Prior to joining Sculptor Capital in 2006, Mr. Levin was an Associate at Dune Capital Management LP. Prior to that, Mr. Levin was an analyst at Sagamore Hill Capital Management, L.P. Mr. Levin holds a B.A. in Computer Science from Harvard University.
Wayne Cohen, 45, is President and Chief Operating Officer for Sculptor Capital. He is also an Executive Managing Director and member of the Company’s Partner Management Committee. In this role, Mr. Cohen has a broad scope of responsibilities managing day-to-day operations of Sculptor Capital, including overseeing non-investment functions and leading strategic initiatives. Mr. Cohen joined the Firm in 2005 working as an Attorney and General Counsel. Prior to joining Sculptor Capital, he was an Attorney at Schulte Roth & Zabel LLP. Mr. Cohen holds a B.A. in International Relations from Tulane University and a J.D. from New York University School of Law.
David M. Levine, 52, is Chief Legal Officer for Sculptor Capital. He is also an Executive Managing Director and a member of the Company’s Partner Management Committee. In this role, Mr. Levine oversees the Company’s legal team and the management of its legal affairs. Mr. Levine has over 20 years practicing securities law. Prior to joining Sculptor Capital in January 2017, Mr. Levine spent 15 years at Deutsche Bank AG, where he served as Global Head of Litigation and Regulatory Enforcement. From 1993 through 2001, Mr. Levine worked at the SEC in both New York and in the Washington headquarters. During this time he served in a variety of roles including as the agency’s Chief of Staff, as well as Senior Adviser to the Director of Enforcement. Mr. Levine holds a B.S. from SUNY Albany, and a J.D. Degree from Hofstra University School of Law where he was valedictorian and an editor of the law review.

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
U.S. interest rates generally fell in 2019 as the Federal Reserve reduced its target policy rate and conducted open market operations. Following these actions, the path for interest rates in 2020 remains uncertain. Future changes in interest rates could have an adverse impact on our business, financial condition, or results of operations, through both direct and indirect means. Unpredictable or unstable market, economic or geopolitical conditions have resulted and may in the future result in reduced opportunities to find suitable risk-adjusted investments to deploy capital and make it more difficult to exit and realize value from our existing investments, which could materially adversely affect our ability to raise new funds and increase our assets under management and, therefore, may have a material adverse effect on our business, financial condition or results of operations. In addition, during such periods, financing and merger and acquisition activity may be greatly reduced, making it harder and more competitive for asset managers to find suitable investment opportunities and to obtain funding for such opportunities. If we fail to react appropriately to difficult market, economic and geopolitical conditions, our funds could incur material losses.
Terms of the United Kingdom’s transition in its withdrawal from the European Union.
On January 31, 2020, the United Kingdom’s (the “UK”) formal exit from the European Union (the “EU”), commonly referred to as “Brexit” became effective. During the subsequent transition period, if no trade or extension agreement is reached by December 31, 2020, the UK is expected to withdraw from the EU single market and customs union. Political and economic uncertainty regarding the UK’s future relationship with the EU, including the specific terms of any agreements between the EU and the UK to provide future access to each other’s respective markets, may lead to increased volatility in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound, which could materially impair the investment performance of our funds. In addition, increased political, legal and economic uncertainty may result from divergent national laws and regulations, particularly from a tax perspective, as the UK determines which EU laws to replace or replicate. Changes made by the UK to its domestic or international tax system and its implementation of such changes could have a material adverse effect on our business, financial condition or results of operations.

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
Subject to any specific redemption provisions applicable to a fund, investors in our multi-strategy hedge funds may generally redeem their investments in our funds on an annual or quarterly basis following the expiration of a specified period of time (typically between one and three years), although certain investors generally may redeem capital during such specified period upon giving proper notice. In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific events that occur at the Company (including any uncertainty related to the Recapitalization and Corporate Classification Change (as defined below)), we could experience increased redemptions and a consequent reduction in our assets under management. Furthermore, investors in our funds may also invest in funds managed by other alternative asset managers that have restricted or suspended redemptions or may in the future do so. Such investors may redeem capital from our funds, even if our performance is superior to such other alternative asset managers’ performance if they are restricted or prevented from redeeming capital from those other managers.
The decrease in revenues that would result from significant redemptions in our funds could have a material adverse effect on our business, financial condition or results of operations. During 2019, we experienced redemptions of approximately $3.1 billion from our funds. We may continue to experience elevated redemption levels and, if economic and market conditions remain uncertain or worsen, we may once again experience significant redemptions.
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
Our revenues are influenced by the combination of the amount of assets under management and the investment performance of our funds. Asset flows, whether inflows or outflows, can be highly variable from month-to-month and quarter-to-quarter. Furthermore, our funds’ investment performance, which affects the amount of assets under management and the amount of incentive income we may earn in a given year, can be volatile due to, among other things, general market and economic conditions. Accordingly, our revenues, results of operations and cash flows are all highly variable. This variability is exacerbated during the fourth quarter of each year, primarily due to the fact that a substantial portion of our revenues historically has been and we expect will continue to be derived from incentive income from our funds. Such incentive income is contingent on the investment performance of the funds as of the relevant commitment period, which generally is as of the end of each calendar year; however, as of December 31, 2019, with respect to 68% of assets under management, the initial commitment period can be three years or longer depending on how the assets are invested. The expiration of these commitment periods may occur on dates other than December 31, which, in certain circumstances, may cause increased volatility in our results. Moreover, in a typical year, we determine a large portion of our annual discretionary cash bonus during the fourth quarter based on fund performance for the year. Because this bonus is variable and discretionary, it can exacerbate the volatility of our results. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in management fees resulting from changes in the management fee rates we charge our fund investors or due to changes in the values of our funds’ investments, as well as capital inflows or outflows. Changes in our operating expenses, unexpected business developments and initiatives and, as discussed above, general economic and market conditions may also cause fluctuations in our results from quarter to quarter. Such variability and unpredictability may lead to volatility or declines in the price of our Class A Shares and cause our results for a particular period not to be indicative of our performance in a future period or particularly meaningful as a basis of comparison against results for a prior period. Note, on the other hand, as of December 31, 2019, 46% of our assets under management are in Institutional Credit Strategies, which includes our CLOs, and have not historically generated a material amount of incentive income.
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
A number of factors create competitive risks for us:
•We compete in an international arena and, to remain competitive, we may need to further expand our business into new geographic regions or new business areas where our competitors may have a more established presence or greater experience and expertise.
•A number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do.
•Several of our competitors have raised and continue to raise significant amounts of capital, and many of them have or may pursue investment objectives that are similar to ours, which would create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit.
•Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we may want to make.
•Some of our competitors may be subject to less extensive regulation and thus may be better positioned to pursue certain investment objectives and/or be subject to lower expenses related to compliance than us.
•Other industry participants will from time to time seek to recruit our active executive managing directors, investment professionals and other professional talent away from us.
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
Competition for fund investors is based on a variety of factors, including:
•Investment performance.
•Investor liquidity and willingness to invest.
•Investor perception of investment managers’ ability, drive, focus and alignment of interest with them.
•Investor perception of robustness of business infrastructure and financial controls.
•Transparency with regard to portfolio composition.
•Investment and risk management processes.
•Quality of service provided to and duration of relationship with investors.
•Business reputation, including the reputation of a firm’s investment professionals.
•Level of fees and incentive income charged for services.
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
Our business is highly competitive and we benefit from being highly regarded in our industry. Maintaining our reputation is critical to attracting and retaining fund investors and for maintaining our relationships with our regulators. Negative publicity regarding our company could give rise to reputational risk which could significantly harm our existing business and business prospects.
Our indebtedness and Preferred Units may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions.
Senior Credit Facility
On April 10, 2018, Sculptor Capital LP (formerly OZ Management LP), as borrower, and certain of our other subsidiaries, as guarantors (collectively, with certain of their respective subsidiaries, the “Sculptor Operating Group Credit Parties”), entered into a senior secured credit and guaranty agreement originally consisting of (i) a $250.0 million term loan facility (the “2018 Term Loan”) and (ii) a $100.0 million revolving credit facility (the “2018 Revolving Credit Facility”), which was subsequently amended on February 7, 2019 (as amended, the “Senior Credit Facility”), with certain financial institutions, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and certain other parties thereto. In connection with the amendment on February 7, 2019, the 2018 Revolving Credit Facility was terminated.
The Senior Credit Facility provides for a term loan facility with an initial maturity of five years and contains a number of restrictive covenants that collectively impose significant operating and financial restrictions on the Sculptor Operating Group Credit Parties including restrictions that may limit their ability to engage in acts that may be in our long-term best interests, including but not limited to:
•Incur certain additional indebtedness or issue certain equity interests.
•Create liens.
•Pay dividends or make other restricted payments.
•Merge, consolidate, or sell or otherwise dispose of all or any part of their assets.
•Engage in certain transactions with shareholders or affiliates.
•Engage in substantially different lines of business.
•Amend their organizational documents in a manner materially adverse to the lenders.

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
The Senior Credit Facility also identifies a number of events that, if they occur or are continuing, would constitute an event of default under the Senior Credit Facility. The events of default include a change of control, which would occur if any person or group, other than certain permitted holders (including, but not limited to, Daniel S. Och, our executive managing directors, and each of their respective related entities), becomes the beneficial owner, directly or indirectly, of at least 50% (on a fully diluted basis) of the voting interests in the Sculptor Operating Group Credit Parties.
Subordinated Credit Facility
In connection with the Recapitalization, and as part of the 2016 Preferred Units Restructuring, the Sculptor Operating Group Credit Parties, each as a borrower, entered into an unsecured senior subordinated term loan credit and guaranty agreement consisting of term loan facilities in an aggregate initial principal amount of $200.0 million (the “Subordinated Credit Facility”) with certain parties thereto, as lenders, and Wilmington Trust, National Association, as administrative agent.
The Subordinated Credit Facility matures on the earlier of (i) the fifth anniversary of the date on which all obligations under the Unit Designations of the Preferences and Relative, Participating, Optional, and Other Special Rights, Powers and Duties of Class A Cumulative Preferred Units of each Sculptor Operating Partnership (collectively, the “New Preferred Unit Designations”), entered into in connection with the Recapitalization, have been in paid in full and (ii) April 1, 2026 and contains a number of restrictive covenants that collectively impose significant operating and financial restrictions on the Sculptor Operating Group Credit Parties, including restrictions that may limit their ability to engage in acts that may be in our long-term best interests, including but not limited to:
•Incur certain additional indebtedness or create or issue certain equity interests.
•Create liens.
•Pay dividends or make other restricted payments.
•Merge, consolidate, or sell or otherwise dispose of all or any part of their assets.
•Engage in substantially different lines of business.
•Amend their organizational documents in a manner materially adverse to the lenders.
Our Subordinated Credit Facility includes two financial maintenance covenants relating to assets under management and an economic income secured leverage ratio. Our Subordinated Credit Facility also includes a covenant requiring compliance with the provisions of the Implementing Agreements that will impose restrictions on distributions, including certain tax distributions, during the Distribution Holiday, requiring prepayment of loans under the Senior Credit Facility and thereafter, 2019 Preferred Units (as defined below), in each case with excess cash above a certain threshold, and restricting the incurrence of indebtedness for borrowed money and certain liens, in each case subject to exceptions set forth in the Implementing Agreements.
The Subordinated Credit Facility also identifies a number of events that, if they occur or are continuing, would constitute an event of default under the Subordinated Credit Facility. The events of default include a change of control, which would occur if any person or group, other than certain permitted holders (including, but not limited to, Daniel S. Och, our executive managing directors, and each of their respective related entities), becomes the beneficial owner, directly or indirectly, of at least 50% (on a fully diluted basis) of the voting interests in the Sculptor Operating Group Credit Parties.

Under the terms of the New Preferred Unit Designations, so long as any Preferred Units are outstanding, without the consent of the Holders’ Committee (as defined below), which initially consists of Daniel S. Och as sole member, the Company and the Sculptor Operating Group entities and their respective subsidiaries may not, subject to limited exceptions:
•Incur certain additional indebtedness or create or issue certain equity interests.
•Create liens.
•Sell or otherwise dispose of any businesses, business lines or divisions, or any significant assets thereof.
•Engage in certain transactions with affiliates.
•Declare or pay distributions on or repurchase any equity securities that rank equal with or junior to the Preferred Units.
Preferred Units
Pursuant to the terms of the New Preferred Unit Designations, distributions on the Preferred Units will be payable on the liquidation preference amount on a cumulative basis at an initial distribution rate of 0% per annum until the Step Up Date of February 19, 2020 (the “Step Up Date”), after which the distribution rate will increase in stages thereafter to a maximum of 10% per annum on and after the eighth anniversary of the Step Up Date. In addition, following the occurrence of a change of control event, the Sculptor Operating Group will redeem the Preferred Units at a redemption price equal to the liquidation preference plus all accumulated but unpaid distributions (collectively, the “Liquidation Value”). For so long as the Sculptor Operating Group does not redeem all of the outstanding Preferred Units, the distribution rate will increase by 7.00% per annum, beginning on the 31st day following such event. If we do not have sufficient cash to make such distributions or to repurchase the Preferred Units when required, we may be forced to sell assets, borrow additional funds or enter into new debt facilities. No assurance can be given that we would be able to complete such transactions on favorable terms, or at all, or that our borrowing costs would not increase.
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
A failure by any of the Sculptor Operating Group Credit Parties to comply with the covenants and other obligations-or upon the occurrence of other defaults-specified in the Senior Credit Facility or the Subordinated Credit Facility, as the case may be, could result in an event of default under the Senior Credit Facility or the Subordinated Credit Facility, as the case may be, which would give the lenders under the Senior Credit Facility or the Subordinated Credit Facility the right to declare all indebtedness and other obligations outstanding under the Senior Credit Facility or the Subordinated Credit Facility, as the case may be, together with accrued and unpaid interest and fees, to be immediately due and payable. If the indebtedness outstanding under the Senior Credit Facility or the Subordinated Credit Facility were to be accelerated, the Sculptor Operating Group Credit Parties may not have sufficient cash on hand or be able to sell sufficient assets to repay this indebtedness, which may have an immediate material adverse effect on our business, results of operations and financial condition. For more detail about risks relating to any refinancing, repurchasing or repayment of our Senior Credit Facility and the Subordinated Credit Facility, see “—The terms of our outstanding Preferred Units, the Senior Credit Facility and the Subordinated Credit Facility and changes in the credit markets may negatively impact or may prohibit our ability to refinance our outstanding indebtedness or our ability to otherwise obtain attractive financing for our business, and may increase the cost of such financing if it is obtained. An increase in our borrowing costs may materially adversely affect our business, financial condition or results of operations.” For more detail regarding the Senior Credit Facility and the Subordinated Credit Facility, their respective terms and the current status of compliance with the Senior Credit Facility and the Subordinated Credit Facility by the Sculptor Operating Group Credit Parties, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Debt Obligations.”
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
In July 2017, the UK Financial Conduct Authority (the “FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain.
Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based financial instruments, including interest rates on certain of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based financial instruments, including the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates. If LIBOR ceases to exist, we may need to renegotiate these instruments extending beyond 2021 to replace LIBOR with the new standard that is established in its place or another pricing method.
Management is in the process of evaluating the impact of the possible transition from LIBOR to an alternative reference rate. To address a potential transition away from LIBOR, the Senior Credit Facility and the Subordinated Credit Facility each provide for an agreed upon methodology to calculate the new floating rate reference plus new applicable spreads. For our latest generation of CLOs, we have been incorporating provisions to address a potential transition from LIBOR, however certain older CLOs may not currently have been amended to contain clear LIBOR transition procedures. For these older CLOs, if LIBOR ceases to exist, we may need to amend certain governing documents extending beyond 2021 to replace LIBOR with the new standard that is established.
Given the current uncertainties over LIBOR’s discontinuation and the replacement alternatives, it is not possible at this time to predict the effect of any such changes, any establishment of alternative reference rates, or any other reforms to LIBOR, including any impact on our LIBOR-linked credit agreements and CLOs. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and price of our Class A Shares.

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
It may be difficult for us to retain and motivate our active executive managing directors after their interests in our business are fully vested and they are permitted to exchange their interests for Class A Shares that they can sell. Many of the Group A and Group D Units granted to executive managing directors since then are now also fully vested. The Group E Units granted to our active executive managing directors in connection with the Recapitalization generally vest in the future subject to vesting conditions. Sculptor Operating Group common units otherwise granted to our executive managing directors, including awards granted under our Incentive Program established in 2017 (the “2017 Incentive Program”), continue to vest over time. The holder of any Group A Units generally has the right to exchange each of his or her Group A Units for one of our Class A Shares (or, at our option, the cash equivalent thereof), subject to vesting and book-up requirements and transfer restrictions under the Sculptor Operating Partnerships’ limited partnership agreements and the Class A Unit Exchange Agreement (as defined below). Beginning on the final day of the Distribution Holiday, each of our executive managing directors may exchange his or her vested and booked-up Group A Units over a period of two years in three equal installments commencing upon the final day of the

Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions. For more detail regarding exchange rights of our active executive managing directors, see “—The price of our Class A Shares may decline due to the large number of shares eligible for future sale and for exchange into Class A Shares.” See Note 14 to our consolidated financial statements included in this report for additional information on the 2017 Incentive Program and Note 3 to our consolidated financial statements included in this report for additional information on the Recapitalization.
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
The Sculptor Operating Partnerships’ limited partnership agreements and other agreements entered into with our executive managing directors provide that the ownership interests in our business that are held by our executive managing directors are subject to various transfer restrictions and vesting and forfeiture conditions. In addition, the RSUs that have been awarded to our managing directors, certain executive managing directors and certain other employees are also subject to certain vesting and forfeiture requirements. Further, all of our active executive managing directors and managing directors are subject to certain restrictions with respect to competing with us, soliciting our employees and fund investors and disclosing confidential information about our business. These restrictions, however, may not be enforceable in all cases and can be waived by us at any time. There is no guarantee that these requirements and agreements, or the forfeiture provisions of the Sculptor Operating Partnerships’ limited partnership agreements (which are relevant to our executive managing directors) or the agreements we have with our managing directors will prevent any of these professionals from leaving us, joining our competitors or otherwise competing with us. Any of these events could have a material adverse effect on our business, financial condition or results of operations.
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
In addition, our systems may be subject to cyberattacks. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer malware, cyberattacks and other means and could originate from a wide variety of sources, including employees, foreign governments and other unknown third parties outside the firm. The increased use of mobile technology can heighten these and other operational risks. Although we take various measures to ensure the integrity of our systems, there can be no assurance that these measures will always provide sufficient protection. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, in the EU, the General Data Protection Regulation ((EU) 2016/679) (the “GDPR”), which came into effect on May 25, 2018, as supplemented by any national laws (such as in the UK, the Data Protection Act of 2018) and further implemented through binding guidance from the European Data Protection Board. For example, the California Consumer Privacy Act, which came into effect on January 1, 2020, provides enhanced consumer protections for California residents, including a private right of action for data breaches, and imposes civil penalties for violations. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our fund investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures. Any of these failures, particularly those that directly affect us, could materially impair our business, financial condition or results of operations.
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
On September 29, 2016, we reached settlements with the DOJ and the SEC, resolving their investigations into our former private investment business in Africa and a 2007 investment by the Libyan Investment Authority in certain of our funds. As part of the settlements, we entered into a Deferred Prosecution Agreement (“DPA”) with the DOJ, and our subsidiary, OZ Africa, agreed to plead guilty to one count of conspiracy to violate the anti-bribery provisions of the FCPA. We also agreed to settle an administrative proceeding with the SEC involving violations of the FCPA and the Advisers Act. Pursuant to the settlement agreements with the regulators, we agreed to pay $412.1 million in settlement charges and to implement enhanced internal accounting controls and policies, to separate the chief compliance officer from other officer positions, and to engage an independent compliance monitor for three years, subject to early termination or extension. On January 23, 2020, we entered into an amendment to the DPA that extended the term of the DPA until 61 days after the entry of a final judgment by the U.S. District Court for the Eastern District of New York in the matter of U.S. v. Oz Africa Management GP, LLC, Cr. No. 16-515 (NGG) (EDNY). The amendment makes no other material changes to the DPA. The extension is based solely on the voluntary agreement of the parties and is not premised on any non-compliance by the Company with the DPA. Because of an outstanding restitution claim against OZ Africa, sentencing in the OZ Africa matter did not occur prior to the scheduled conclusion of the DPA. Because the DPA contemplates that the sentencing in the OZ Africa matter would have occurred before the expiration of the DPA, the parties executed an agreement with the purpose of extending the expiration date of the DPA. On January 30, 2020, the independent compliance monitor appointed in connection with the SEC and DOJ settlements concluded and certified that the Company’s corporate compliance program is functioning effectively. The settlements could have a material adverse effect on our business, financial condition or results of operations as described below in “—The FCPA settlements could have a material adverse effect on our ability to raise capital for our funds.”
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
As described above under “—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues,” in 2016 we settled investigations by the SEC and the DOJ concerning violations of the FCPA and other laws, which could have a material adverse effect on our business, financial condition or results of operations. In addition to the financial cost of the settlements, the investigation and settlements may harm our reputation and cause us to lose existing investors or fail to gain new investors, which could further adversely affect our business, financial condition or results of operations. Prior to the settlements, many of our funds raised capital relying on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act (“Rule 506”) in connection with a securities offering structured as a private placement. As a consequence of the settlements, many of our funds were disqualified from relying on Rule 506 to offer securities. However, on June 13, 2019, the SEC granted a waiver from the disqualification provisions of Rules 506 to certain of our existing funds that were relying on Rule 506 on September 29, 2016. Prospective offerings in funds that were not granted a waiver of disqualification currently remain prohibited from relying on Rule 506 to offer securities. Notwithstanding the ability of certain of our existing funds to rely on Rule 506 to offer securities, this could negatively affect our ability to raise capital for these funds, and our ability to offer and sell fund interests to certain investors in certain U.S. states may be impaired. The inability of our funds that were not granted a waiver of disqualification to raise capital in Rule 506 offerings may also result in additional expenses. The potential negative impact of the FCPA settlements on our ability to raise or retain capital for our funds could adversely affect our business, financial condition or results of operations.
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
Effective September 23, 2013, and pursuant to a mandate under the Dodd-Frank Act, the SEC adopted amendments to Rule 506 that disqualify issuers, such as our funds, from relying on the exemption from registration provided by Rule 506 in connection with a securities offering structured as a private placement if any “covered persons” are deemed to be “bad actors.” Specifically, an issuer generally will be precluded from conducting offerings that rely on the registration exemption provided by Rule 506 if a “covered person” has been subject to a relevant criminal conviction, regulatory or court order or other disqualifying event that occurred on or after September 23, 2013. For these purposes, the “covered persons” of an issuer include directors, certain officers, various entities related to the issuer, solicitors and promoters of the issuer and 20% beneficial owners of the issuer’s voting securities. For more detail about risks relating to the FCPA settlement and the related disqualification event which prevents certain of our funds that did not receive a waiver of disqualification from raising capital using Rule 506, see “—The FCPA settlements could have a material adverse effect on our ability to raise capital for our funds.”
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
Recently enacted tax legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”) made significant changes to the taxation of U.S. business entities. The effects of the TCJA are discussed in more detail below under “Item 1A. Risk Factors-Risks Related to Taxation-U.S. federal income tax reform could have uncertain effects” and in Note 15 on our consolidated financial statements.
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
A downturn in the global credit markets could adversely affect our CLO investments.
CLOs are subject to credit, liquidity, interest rate and other risks. From time to time, liquidity in the credit markets is reduced, sometimes significantly, resulting in an increase in credit spreads and a decline in ratings, performance and market values for leveraged loans. We have exposure to these markets through our investments in our CLOs. In some cases, we may be required to maintain such exposure as a result of applicable risk retention regulations. CLOs invest on a leveraged basis in loans or securities that are themselves highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to unlevered investments. As a result of CLOs’ leveraged position, CLOs and their investors are at greater risk of suffering losses. Any failure by our CLOs to meet certain “overcollateralization” and “interest coverage” tests will result in reduced cash flows that may have been otherwise available for distribution to us. This could reduce the value of our investment. There can be no assurance that market conditions giving rise to these types of consequences will not occur, subsist or become more acute in the future.
Regulatory changes in jurisdictions outside the United States could adversely affect our business.
Similar to the United States, jurisdictions outside the United States in which we operate, in particular the EU, have become subject to further regulation. Regulators and other governmental authorities in the EU have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business.
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
If the AIFMD’s marketing passport is made available to non-EU AIFMs, it is possible that national private placement regimes will be phased out, in which case such non-EU AIFMs would, thereafter, need to comply with substantially all of the obligations under the AIFMD in order to be able to continue to market their AIFs within the EU. Again, such rules could, if they start to apply in full to our business, potentially impose significant additional costs on the operation of our business in the EU and could limit our operating flexibility and our ability to raise funds within the EU. There is also no requirement for EU Member States to make the private placement regimes available to non-EU AIFMs and consequently, individual EU Member States could, theoretically, seek to apply the rules set out in the AIFMD in full to non-EU AIFMs at any time, even before the marketing passport is made available to such non-EU AIFMs.
Separately to the AIFMD, the EU has also introduced significant changes to its regulation of EU securities and derivatives markets through new legislation known as “MiFID II” which came into force on January 3, 2018. MiFID II replaces the original MiFID I regime which had been in force since November 2007. MiFID II, which is comprised of the Markets in Financial Instruments Directive (2014/65/EU), the Markets in Financial Instruments Regulation ((EU)600/2014) and a number of regulatory and implementing technical standards that take the form of EU Delegated Acts, is the foundational legislation for investment firms operating in the EU, including our UK affiliates Sculptor Capital Management Europe Limited (“SCME”) and Sculptor Europe Loan Management Limited (“SELM”), both of which are authorized and regulated in the UK as MiFID investment firms.
MiFID II has imposed significant new organizational, conduct, governance, operational and reporting requirements on SCME and SELM, including new requirements around the receipt of inducements and the use of soft dollars / dealing commissions, enhanced transaction reporting and pre- and post-trade transparency requirements, formal telephone taping requirements, and new best execution rules. Further, new MiFID II rules may restrict the ability of other Sculptor entities domiciled outside of the EU (known as “third-country firms”) to provide investment services to clients domiciled in the EU. Other changes resulting from MiFID II may have an impact (indirectly) on any Sculptor entity or client that trades on EU markets or trading venues, or does business with EU-regulated banks or brokers. These impacts may include venue trading requirements for certain categories of shares and derivatives, restrictions on so-called “dark pool” trading, product banning powers, algorithmic trading restrictions, and enhanced requirements around the provision of direct market access / direct electronic access services.
In addition to the AIFMD and MiFID II, the EU has implemented, or is in the process of implementing, a number of measures in response to the financial crisis or as part of an ongoing program of legislative change. These include, but are not limited to:
•The European Markets Infrastructure Regulation ((EU) No 648/2012) (known as EMIR), which, together with EU Delegated Acts, imposes clearing, risk mitigation, margining and trade reporting requirements on OTC derivatives counterparties.
•The Solvency II directive, which applies capital charges on insurers in respect of their fund investments.
•The Market Abuse Regulation ((EU) No. 596/2014) (known as MAR) and a directive designed to harmonize criminal sanctions for market abuse (called CSMAD) which came into force in July 2016 and which extended the EU’s market abuse regime to behavior in respect of financial instruments traded on a wider variety of trading venues and EU emission allowances, refined the definition of inside information, introduced a new offense of “attempted market manipulation” and strengthened regulatory authorities’ investigative and sanctioning powers.
•The GDPR expanded the scope of the EU data protection law to foreign companies processing personal data of European Economic Area (“EEA”) individuals (e.g., investor and employee data), imposed a more stringent data protection compliance regime, and included new data subject rights (e.g., the right to erasure, commonly known as “the right to be forgotten”). The GDPR is expected to have a significant impact on those who act as data controllers and processors and those who intend to transfer personal data outside the EEA, including the introduction of severe administrative fines of up to the greater of 4% of total worldwide annual turnover or €20.0 million (as well as the right to compensation for financial or non-financial damages claimed by any individuals under Article 82 GDPR). Additionally, non-compliance may lead to reputational damages and a loss of confidence in our security and privacy or data protection measures as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 GDPR.
•The EU has proposed to replace the European e-Privacy Directive (Directive 2002/58/EC as amended by Directive 2009/136/EC), which obliges the EU member states to introduce certain national laws regulating privacy in the electronic communications sector, with a new e-Privacy Regulation. The text of the proposal for the e-Privacy Regulation is not yet final and the formal EU legislative process in relation to the e-Privacy Regulation has not yet begun. As the text of the e-Privacy Regulation is still under development and in draft form, and as further guidance is issued and interpretations of both the e-Privacy Regulation and the GDPR develop, it is difficult to assess the impact of the proposed e-Privacy Regulation on our business or operations, but it may require us to modify our data practices and policies (e.g. in relation to the management of cookies and marketing messages sent through different media) and we could incur substantial costs as a result. Each or all of these measures could have direct and indirect effects on our business.
In the UK, the Senior Managers and Certification Regime (the “SMCR”) was extended on December 9, 2019 to “solo-regulated” firms (i.e. those firms that are only regulated by the FCA and not jointly by the FCA and the Prudential Regulation Authority) such as SCME and SELM. The SMCR replaces the existing FCA approved person regime and imposes new, more burdensome requirements on certain SCME and SELM staff as well as increasing the documentation and record-keeping needed to demonstrate compliance with the new regime.
In addition, the UK introduced a tax on “diverted profits,” effective April 1, 2015. The tax requirement remains controversial and, in some parts, unclear as to its operation. According to the UK government’s publications, the rules are intended to counteract “contrived arrangements” to divert profits from the UK by avoiding a UK taxable presence or by other contrived arrangements between connected entities. A 25% rate of tax will apply to diverted profits relating to UK activity, targeting foreign companies that are perceived as exploiting the UK’s permanent establishment rules or creating other tax advantages by using transactions or entities that lack economic substance. Credit will be available in some circumstances for foreign taxes incurred on the same profits. Statements by the UK government indicate that the legislation was not primarily focused on investment funds such as our funds, or non-UK investment managers of such funds such as Sculptor Capital LP. While it is not possible to reach a definitive conclusion that the funds or the management entities will not be affected, we consider there to be sufficiently strong arguments as to why neither our funds nor the management entities should self-report for this tax. It is worth noting in this regard that the UK government is of the view that the tax is not within the terms of the U.S.-UK double taxation treaty, potentially limiting the availability of credit in the U.S., as well as treaty-based dispute resolution procedures.
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
In April 2023, our Senior Credit Facility will mature and all obligations thereunder will become due and payable. Our Subordinated Credit Facility will mature and all obligations thereunder will become due and payable on the earlier of (i) the fifth anniversary of the date on which all obligations under the Preferred Units have been in paid in full and (ii) April 1, 2026. At those times, we will be required to either refinance or replace any outstanding indebtedness under the Senior Credit Facility and the Subordinated Credit Facility, as applicable. Pursuant to the terms of the New Preferred Unit Designations, subject to certain exceptions, we, the Sculptor Operating Partnerships and their respective subsidiaries are prohibited from refinancing, refunding, replacing renewing, restating amending and restating, amending, supplementing or otherwise modifying the Senior Credit Facility without the prior written consent of the Holders’ Committee. If the prior written consent of the Holders’ Committee is obtained, entering into one or more new credit facilities or issuing debt securities, could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. No assurance can be given that we will be able to enter into new credit facilities, issue debt securities or issue equity in the future on attractive terms, or at all. Loans under the Senior Credit Facility and the Subordinated Credit Facility may be subject to a base rate plus a margin or a LIBOR-based floating rate plus a margin, and the interest expense we incur may vary with changes in the applicable LIBOR reference rate. See “Item 7A. Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk,” for additional information regarding the impact that a change in LIBOR would have on our annual interest expense associated with our debt obligations.
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
A general market downturn, a specific market dislocation or deteriorating economic conditions may cause a material reduction in our revenues and adversely affect our business, financial condition or results of operations by causing:
•A decline in assets under management, resulting in lower management fees and incentive income.
•An increase in the cost of financial instruments, executing transactions or otherwise doing business.
•Lower or negative investment returns, which may reduce assets under management and potential incentive income.
•Reduced demand for assets held by our funds, which would negatively affect our funds’ ability to realize value from such assets.
•Increased investor redemptions or greater demands for enhanced liquidity or other terms, resulting in a reduction in assets under management, lower revenues and potential increased difficulty in raising new capital.
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
Moreover, with respect to the historical returns of our funds:
•The historical returns of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise.
•Our funds’ returns, particularly during periods of more extreme market and economic conditions, have benefited from or been impaired by the existence or lack of investment opportunities and such general market and economic conditions, which may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities.

•The historical rates of return of our funds reflect such funds’ historical expenses, which may vary in the future due to factors beyond our control, including changes in laws or regulations.
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
Many of our funds may invest a significant portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to the following:
•Currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another.
•Less developed or efficient financial markets than in the United States, which may not enable or permit appropriate hedging techniques or other developed trading activities, leading to potential price volatility and relative illiquidity.
•The absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation.
•Differences in the legal and regulatory environment, including less-developed or less-comprehensive bankruptcy laws.
•Fewer investor protections and less stringent requirements relating to fiduciary duties.

•Difficulties in enforcing contracts and filing claims under foreign legal systems.
•Less publicly available information in respect of companies in non-U.S. markets.
•Higher rates of inflation
•Heightened exposure to corruption risk in non-U.S. markets.
•Certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of profits on investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation, unexpected, additional and/ or costly changes in trade policies, tariffs or other barriers and adverse economic and political developments.
•The possible imposition of non-U.S. taxes or withholding on income and gains recognized with respect to such securities.
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
The U.S. has imposed new or increased tariffs on certain goods and materials, such as steel products imported into the U.S. These tariffs, or other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. Others are considering the imposition of sanctions that will deny U.S. companies access to critical raw materials. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to further increase uncertainty and costs, decrease margins, reduce the competitiveness of products and services offered by companies where our funds have current or future investments and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the U.S and could reduce the value of our current or future investments in such companies. In addition, tariff increases may have a similar impact to suppliers and certain other customers of companies where our funds have current or future investments, which could increase the negative impact on our operating results or future cash flows.
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
Our funds’ investments are subject to numerous additional risks, including the following:
•The funds may engage in short selling, which is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the fund is otherwise unable to borrow securities that are necessary to hedge its positions.
•Our funds may be limited in their ability to engage in short selling or other activities as a result of regulatory mandates. Such regulatory actions may limit our ability to engage in hedging activities and therefore impair our investment strategies. In addition, our funds may invest in securities and other assets for which appropriate market hedges do not exist or cannot be acquired on attractive terms.
•Our funds may invest in companies with weak financial conditions, poor operating results, substantial financial needs, negative net worth and/or special competitive problems or that are involved in bankruptcy or reorganization proceedings. In such “distressed” situations, it may be difficult to obtain full information as to the exact financial and operating condition of the issuer. Depending on the specific fund’s investment profile, a fund’s exposure to distressed investments may be substantial in relation to the market for those investments and the investments may be illiquid and difficult to transfer. As a result, it may take a number of years for the fair value of our funds’ distressed investments to reflect their intrinsic value as perceived by us.
•Distressed investments may be involved in work-outs, liquidations, spin-offs, reorganizations, bankruptcies and similar transactions and may purchase high-risk receivables. Additionally, the fair values of such investments may be subject to abrupt and erratic market movements and significant price volatility if they are widely traded securities and significant uncertainty in general if they are not widely traded securities, have no recognized market or if transactions or events in related markets, such as related derivatives markets, have the effect of increasing the economic significance or importance of a price or value determined as of a particular time of timeframe. Moreover, a major economic recession could have a materially adverse impact on the value of such securities. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security, the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, the fund may be required to sell its investment at a loss. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss by a fund of its entire investment in each such company.
•Investments in troubled companies may also be adversely affected by U.S. federal and state laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of securities rated below investment grade or otherwise adversely affect our reputation.
•Credit risk may be exacerbated by a default by any one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” could have a further material adverse effect on the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which the funds transact on a daily basis. Although the U.S. government, including the U.S. Treasury Department and the Federal Reserve, has taken significant actions to prevent a systemic collapse, no assurance can be given that such actions will be sufficient or successful in all cases.
•The effectiveness of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds may only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the investment manager or general partner of such funds, and might incur a loss in liquidating their position.
•Fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates; changing supply and demand relationships; trade, fiscal, monetary and exchange control programs; and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the securities underlying them. In addition, the funds’ assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties.
•Our funds may make real estate investments, including, without limitation, the acquisition of real estate assets, the purchase of loans secured directly or indirectly by real estate and the purchase of securities backed by mortgage loans secured by real estate, which will be subject to the risks incident to the lending, ownership and operation of commercial and residential real estate, including (i) risks associated with both the domestic and international general economic climate; (ii) local real estate conditions; (iii) risks due to dependence on cash flow; (iv) risks relating to the decline in value of the real estate properties in question; (v) risks and operating problems arising out of the absence of certain construction materials; (vi) changes in supply of, or demand for, competing properties in an area (as a result, for instance, of over-building); (vii) the financial condition of tenants, buyers and sellers of properties; (viii) risks relating to the absence of debt financing or changes in its availability; (ix) energy and supply shortages; (x) laws assigning liability to the owners of real estate properties for environmental hazards existing on such properties; (xi) laws relating to real estate lending, management and/or ownership that are complex or unclear or otherwise difficult to comply with; (xii) changes in the tax, real estate, environmental and zoning laws and regulations; (xiii) various uninsured or uninsurable risks; (xiv) natural disasters; and (xv) the ability of the fund or third-party borrowers to develop and manage the real properties. With respect to investments in equity or debt securities, the fund will in large part be dependent on the ability of third parties to successfully manage the underlying real estate assets. In addition, the fund may invest in mortgage loans that are structured so that all or a substantial portion of the principal will not be paid until maturity, which increases the risk of default at that time. The fund’s investment strategy, which may involve the acquisition of distressed or underperforming assets in a leveraged capital structure, will involve a high degree of legal and financial risk, and there can be no assurance that the fund’s rate of return objectives will be realized or that there will be any return of capital. There is no assurance that there will be a ready market for resale of investments because investments in real estate generally are not liquid.

Risks Related to Our Organization and Structure
Our current and former executive managing directors’ total combined voting power could influence major corporate decisions that could conflict with the interests of our Class A Shareholders and materially adversely affect the market price of the Class A Shares.
As of December 31, 2019, our current and former executive managing directors control approximately 60.6% of the total combined voting power of our Class A Shares and Class B Shares through their ownership of 100% of our Class B Shares and certain current and former executive managing directors’ ownership of Class A Shares purchased on the open market. Our executive managing directors may receive additional Class B Shares resulting in additional control in connection with the vesting of Group E Units. In addition, our executive managing directors received Class B Shares in connection with the grant of Group P Units under the 2017 Incentive Program. See Note 14 to our consolidated financial statements included in this report for additional information on the 2017 Incentive Program and Note 3 to our consolidated financial statements included in this report for additional information on the Recapitalization.
Our executive managing directors’ current total combined voting power could deprive Class A Shareholders of an opportunity to receive a premium for their Class A Shares as part of a sale of our Company, and might ultimately affect the market price of the Class A Shares.
Accordingly, our executive managing directors are currently able to influence all matters requiring shareholder approval and could, together with the other executive managing directors, be able to prevent a change in control of our Company or a change in the composition of our Board of Directors, and could preclude any unsolicited acquisition of our Company.
Although, as of the Transition Date, Mr. Och no longer has an irrevocable proxy to vote all of our executive managing director’s Class B Shares. Mr. Och controls approximately 25.6% of the total combined voting power of our Class A Shares and Class B Shares. In addition, pursuant to the governance agreement, dated as of February 7, 2019, (the “Governance Agreement”), Mr. Och has the right to designate a director who is not required to meet the NYSE director independence requirements, to serve in his place as a director on the Board for as long as Mr. Och continues to own either (i) 2019 Preferred Units and Debt Securities with an initial liquidation preference not less than 33% of the initial liquidation preference of the 2019 Preferred Units and Debt Securities owned by Mr. Och or (ii) a number of common equity units (on an as-converted basis) of the Company not less than 33% of the number of common equity units (on an as-converted basis) of the Company owned by Mr. Och, in each case, immediately after the Recapitalization.
In addition, until such time as the relevant Group E Units become vested, the Class B Shares corresponding to the Group A-1 Units will be voted on any matter pro rata in accordance with the vote of the Class A Shares held by non-affiliates.
Our Certificate of Incorporation and By-Laws contain provisions limiting the liability of our officers and directors to us, which also reduces remedies available to our Class A Shareholders for certain acts by such persons.
Under our Certificate of Incorporation and By-Laws, in most circumstances the Company will indemnify the following persons (the “Indemnified Persons”), to the fullest extent authorized or permitted by applicable law, if such indemnified persons acted in a manner not constituting fraud, gross negligence or willful misconduct: (a) any person who is or was a director, officer or tax matters partner of the Company or its predecessor, (b) any person who is or was serving at the request of the Company or its predecessor as an officer, director, member, manager, partner, tax matters partner, fiduciary or trustee of another person (including any subsidiary); provided, that a person shall not be an Indemnified Person by reason of providing, on a fee-for-services basis, trustee, fiduciary or custodial services, and (c) any person the Board of Directors designates as an “Indemnified Person” for purposes of the Certificate of Incorporation or the By-Laws. In addition to rights to indemnification, the Certificate of Incorporation also contains a provision eliminating personal liability of directors of the Company for monetary damages for breach of fiduciary duties, except for personal liability for fraud, gross negligence or willful misconduct and except that personal liability may not be eliminated for:
•any breach of the director’s duty of loyalty to the Company or its stockholders;
•any act or omission not in good faith or which involved intentional misconduct or a knowing violation of law;

•unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law, which we refer to as the “DGCL”; and
•any transaction from which the director derived an improper personal benefit.
The Company has agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that these persons are not entitled to indemnification. The Company has also agreed to provide this indemnification for criminal proceedings. The Company may purchase insurance against these liabilities asserted against and expenses incurred by persons in connection with its activities, regardless of whether the Company would have the power to indemnify the person against liabilities under the Certificate of Incorporation and By-Laws.
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
Additionally, we have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements provide for, among other things, indemnification to the fullest extent permitted by law against: (i) any and all expenses and liabilities, including judgments, fines, penalties, interest and amounts paid in settlement of any claim with our approval, and counsel fees and disbursements; (ii) any liability pursuant to a loan guarantee, or otherwise, for any of our indebtedness; and (iii) any liabilities incurred as a result of acting on our behalf (as a fiduciary or otherwise) in connection with an employee benefit plan. The indemnification agreements provide for the advancement or payment of all expenses to the director or executive officer and for reimbursement to us if it is found that such director or executive officer is not entitled to such indemnification under applicable law. The Sculptor Operating Partnerships’ limited partnership agreements also require the Sculptor Operating Group entities to indemnify and exculpate our executive managing directors, including those who are our executive officers.
Because our executive managing directors hold their economic interest in our business directly in the Sculptor Operating Group, conflicts of interest may arise between them and holders of our Class A Shares, particularly with respect to tax considerations.
As of December 31, 2019, our executive managing directors held 58.1% of the outstanding interests in the Sculptor Operating Group (excluding Group P Units) in the form of Group A Units and Group E Units. In addition, as of December 31, 2019, our executive managing directors held 3,410,000 Group P Units. Because they hold their economic interests in our business directly through the Sculptor Operating Group, our executive managing directors may have conflicting interests with holders of Class A Shares or with us. For example, our executive managing directors will have different tax positions from holders of our Class A Shares which could influence decisions of the Partner Management Committee and also our Board of Directors regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. Decisions with respect to these and other operational matters could affect the timing and amounts of payments due to our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”) under the tax receivable agreement. In addition, the structuring of future transactions and investments may take into consideration our executive managing directors’ tax considerations even where no similar benefit would accrue to us or the holders of Class A Shares.
We intend to pay regular quarterly distributions to Class A Shareholders but our ability to do so may be limited by our holding company structure, as we are dependent on distributions from the Sculptor Operating Group to make distributions and to pay taxes and other expenses, and may be limited by contractual restrictions and obligations.
As a holding company, our ability to make distributions or to pay taxes and other expenses is subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly distributions to our Class A Shareholders. Accordingly, we expect to cause the Sculptor Operating Group to make distributions to Sculptor Corp in an amount sufficient to enable us to pay distributions to our Class A Shareholders and make required tax payments and payments under the tax receivable agreement; however, no assurance can be given that such distributions will or can be made. The Sculptor Operating Group are subject to certain restrictions under the Senior Credit Facility, Subordinated Credit Facility and New Preferred Unit Designations that limit their ability to make distributions. Consequently, no assurance can be given that the Sculptor Operating Group will or can make such distributions to Sculptor Corp. Our Board of Directors can change our distribution policy or reduce or eliminate our distributions at any time, in its discretion. The Sculptor Operating Group may make minimum tax distributions to its direct unit holders, to which our Class A Shareholders may not be entitled, as distributions on Group B Units to Sculptor Corp that may be used to settle tax liabilities, if any, and make payments under the tax receivable agreement or settle other obligations. In addition, the Sculptor Operating Group may make distributions to our executive managing directors in respect of their Class C Non-Equity Interests with respect to cash awards granted to them from time to time. As a result, Class A Shareholders may not receive any distributions at a time when our executive managing directors are receiving distributions on their Class C Non-Equity Interests or their other ownership interests. If the Sculptor Operating Group has insufficient funds to make such distributions, we may have to borrow additional funds or sell assets, which could have a material adverse effect on our business, financial condition or results of operations.
Furthermore, by paying cash distributions rather than investing that cash in our business, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.
There may be circumstances under which we are restricted from making distributions under applicable law or regulation (for example, our Board may only declare and pay dividends either out of our surplus (as defined in DGCL) or in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year) or under our Senior Credit Facility, Subordinated Credit Facility or New Preferred Unit Designations.
The declaration and payment of any future distributions will be at the sole discretion of our Board of Directors, which may change our distribution policy or reduce or eliminate our distributions at any time, in its discretion, and may be subject to contractual obligations and restrictions under Delaware law.
Because we have historically earned and recognized most of our incentive income in the fourth quarter of each year, we anticipate that quarterly distributions in respect of the first three calendar quarters will be disproportionate to distributions in respect of the last calendar quarter, which will typically be paid in the first calendar quarter of the following year. Our Board of Directors will take into account such factors as it may deem relevant, including general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; contractual restrictions and obligations, including payment obligations pursuant to the tax receivable agreement and restrictions pursuant to our Senior Credit Facility or Subordinated Credit Facility and the New Preferred Unit Designations; legal, tax and regulatory restrictions; and other restrictions and implications on the payment of distributions by us to our Class A Shareholders or by our subsidiaries to us and such other factors as our Board of Directors may deem relevant. Any compensatory payments made to our employees, as well as payments that Sculptor Corp makes under the tax receivable agreement and distributions to holders of ownership interests in respect of their tax liabilities arising from their direct ownership of ownership interests, will reduce amounts that would otherwise be available for distribution on our Class A Shares. In addition, discretionary income allocations on Class C Non-Equity Interests as determined by the Chairman of the Partner Management Committee (or, in the event there is no Chairman, the full Partner Management Committee acting by majority vote) in conjunction with our Compensation Committee, relating to cash awards granted to our executive managing directors will also reduce amounts available for distribution to our Class A Shareholders. We have granted RSUs that may settle in Class A Shares to certain of our executive managing directors, managing directors and other employees, and to independent members of our Board of Directors. All of these RSUs accrue distributions (except with respect to certain RSUs, during the Distribution Holiday) to be paid if and when the underlying RSUs vest. Distributions may be paid in cash or in additional RSUs that accrue additional distributions and will be settled at the same time the underlying RSUs vest.
The declaration and payment of any distribution may be subject to legal, contractual or other restrictions. For example, as a Delaware corporation, our Board may only declare and pay dividends either out of our surplus (as defined in DGCL) or in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, we may not be permitted to make certain distributions if we are in default under our Senior Credit Facility or Subordinated Credit Facility. Further, the declaration and payment of any distribution may be subject to the Cash Sweep. Our cash needs and payment obligations may fluctuate significantly from quarter to quarter, and we may have material unexpected expenses in any period. This may cause amounts available for distribution to significantly fluctuate from quarter to quarter or may reduce or eliminate such amounts.
There are a number of risks involving the tax receivable agreement we are party to, including the risk that the Internal Revenue Service may challenge all or part of the tax basis increases and related increased deductions, and a court could sustain such a challenge, even with respect to amounts for which we have made payments pursuant to the tax receivable agreement.
The actual increase in tax basis of the Sculptor Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors including the law in effect at the time of an exchange or a payment under the tax receivable agreement, the timing of future exchanges, the timing and amount of prior payments under the tax receivable agreement, the price of our Class A Shares at the time of any exchange, the composition of the Sculptor Operating Group’s assets at the time of any exchange, the extent to which such exchanges are taxable and the amount and timing of the income of Sculptor Corp and our other intermediate corporate taxpayers that hold Group B Units in connection with an exchange, if any. Depending upon the outcome of these factors, payments that we may be obligated to make to our executive managing directors and the Ziffs under the tax receivable agreement in respect of exchanges are likely to be substantial. In light of the numerous factors affecting our obligation to make payments under the tax receivable agreement, however, the timing and amounts of any such actual payments are not reasonably ascertainable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement.”
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
Some of the primary factors that could negatively affect the price of our Class A Shares or result in fluctuations in the price or trading volume of our Class A Shares include:
•Reductions or lack of growth in our assets under management, whether due to poor investment performance by our funds or redemptions by investors in our funds.
•Difficult global market and economic conditions.
•Loss of investor confidence in the global financial markets and investing in general and in alternative asset managers in particular.
•Competitively adverse actions taken by other hedge fund managers with respect to pricing, fund structure, redemptions, employee recruiting and compensation.
•Inability to attract, retain or motivate our active executive managing directors, investment professionals, managing directors or other key personnel.
•Inability to refinance or replace the Senior Credit Facility or the Subordinated Credit Facility either on acceptable terms or at all.
•Public or other offerings of additional Class A Shares.
•Inability to develop or successfully execute on business strategies or plans including the Recapitalization and the Corporate Classification Change.
•Unanticipated variations in our quarterly operating results or dividends.
•Failure to meet analysts’ earnings estimates.

•Publication of negative or inaccurate research reports about us or the asset management industry or the failure of securities analysts to provide adequate coverage of our Class A Shares in the future.
•Adverse market reaction to any indebtedness we may incur, Sculptor Operating Group common units or cash awards we may grant under our 2013 Incentive Plan or otherwise, or any other securities we may issue in the future.
•Changes in market valuations of similar companies.
•Speculation in the press or investment community about our business.
•Additional or unexpected changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters.
•Increases in compliance or enforcement inquiries and investigations by regulatory authorities, including as a result of regulations mandated by the Dodd-Frank Act and other initiatives of various regulators that have jurisdiction over us related to the alternative asset management industry.
•Adverse publicity about the asset management industry generally or scandals involving hedge funds specifically.
The price of our Class A Shares may decline due to the large number of shares eligible for future sale and for exchange into Class A Shares.
The market price of our Class A Shares could decline as a result of sales of a large number of our Class A Shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2019, 21,284,945 Class A Shares were outstanding and 2,696,466 interests were outstanding pursuant to our Amended and Restated 2007 Equity Incentive Plan. The Amended and Restated 2007 Equity Incentive Plan expired on November 11, 2017, and no new awards may be granted thereunder on or after that date. As of December 31, 2019, 21,851,718 interests were outstanding pursuant to our 2013 Incentive Plan, and approximately 10,641,074 Class A Shares and other plan interests remain available for future grant under that plan. The Class A Shares reserved under our 2013 Incentive Plan are increased on the first day of each fiscal year during the plan’s term by 15% of any increase in the number of outstanding Class A Shares (assuming the exchange of all outstanding Sculptor Operating Group common units (other than Group B Units) for Class A Shares) from the number outstanding on the first day of the immediately preceding fiscal year.
As of December 31, 2019, our executive managing directors owned an aggregate of 29,470,327 Group A and E Units. The holder of any Group A Units generally has the right to exchange each of his or her Group A Units for one of our Class A Shares (or, at our option, the cash equivalent thereof), subject to vesting and transfer restrictions under the Sculptor Operating Partnerships’ limited partnership agreements and the Class A Unit Exchange Agreement. In connection with the Recapitalization, each Group D Unit converted into one Group E Unit. The Group E Units convert into Group A Units to the extent they have become economically equivalent to Group A Units. Prior to the expiration of the Distribution Holiday, the Exchange Committee (comprised of our Chief Executive Officer and the Chief Financial Officer), in consultation with the Board, shall have the authority to permit exchanges of vested and booked-up Group A Units, which exchanges shall be made available to all holders of such vested and booked-up Group A Units on a pro rata basis. Beginning on the final day of the Distribution Holiday, each of our executive managing directors may exchange his or her vested Group A Units over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions (including, among other things, in connection with our insider trading policy in respect of affiliate holders and in certain circumstances where the exchange would be likely to impact our ability to use net operating losses).
As of December 31, 2019, our executive managing directors owned an aggregate of 3,410,000 Group P Units. The holder of any Group P Unit generally has the right to exchange each of his or her Group P Units for one of our Class A Shares (or, at our option, the cash equivalent thereof), subject to service and performance criteria, and only to the extent there has been a sufficient amount of appreciation for the Group P Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). See Note 14 to our consolidated financial statements included in this report for additional information regarding the terms of the Group P Units.
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
RSUs may be settled at the election of a majority of our Board of Directors in Class A Shares or cash, with the amount of cash available for settlement of RSUs being subject to certain limitations as part of the Recapitalization. Subject to continued employment over the vesting period, the underlying Class A Shares will be issued, or cash in lieu thereof will be paid, as such RSUs vest. We filed registration statements on Form S-8 to register an aggregate of 6,718,827 Class A Shares reserved for issuance under our Amended and Restated 2007 Equity Incentive Plan (which expired on November 11, 2017) and registration statements on Form S-8 to register an aggregate of 32,904,525 Class A Shares reserved for issuance under our 2013 Incentive Plan (not including automatic annual increases thereto). As a result, any Class A Shares issued in respect of the RSUs will be freely transferable by non-affiliates upon issuance and by affiliates under Rule 144, without regard to holding period limitations.
As of December 31, 2019, DIC Sahir Limited (“DIC”) owned 2,995,309 of our Class A Shares, which it purchased from us concurrent with the consummation of our IPO pursuant to a Securities Purchase and Investment Agreement. The transfer restrictions originally imposed by such agreement no longer apply to any of DIC’s Class A Shares, and DIC will be able to sell these Class A Shares.
Our current and former executive managing directors’ beneficial ownership of Class B Shares, the tax receivable agreement and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.
Our current and former executive managing directors own all of our Class B Shares, which as of December 31, 2019, represent approximately 57.8% of the total combined voting power of our Company. In addition, Mr. Och is currently able to significantly influence all matters requiring the approval of shareholders and could, together with the other executive managing directors, be able to prevent a change in control of our Company. See “—Risks Related to Our Organization and Structure—Our current and former executive managing directors’ total combined voting power could influence major corporate decisions that could conflict with the interests of our Class A Shareholders and materially adversely affect the market price of the Class A Shares.”
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
Further, provisions in our Certificate of Incorporation and By-laws may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our Certificate of Incorporation and By-laws provide for a staggered board of directors, require advance notice for proposals by shareholders and nominations, place limitations on convening shareholder meetings, and authorize the issuance of preferred shares that could be issued by our Board of Directors to thwart a takeover attempt. The market price of our Class A Shares could be materially adversely affected to the extent that our current and former executive managing directors’ influence over us, as well as provisions of our Certificate of Incorporation and By-laws, discourage potential takeover attempts that our shareholders may favor.
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
As a result of the Recapitalization and the Corporate Classification Change, we expect to pay more corporate income taxes and may be required to make accelerated payments under the tax receivable agreement than under our prior structure. In addition, we may fail to realize some or all of the benefits of the Corporate Classification Change, or those benefits could take longer to materialize than expected, which could have a material and adverse effect on the trading price or the Class A Shares.
We converted from a partnership to a corporation for U.S. federal income tax purposes, effective April 1, 2019 (the “Corporate Classification Change”). Following the Corporate Classification Change, all of our net income has become subject to U.S. federal (and state and local) corporate income taxes, which may reduce the amount of cash available for distributions or for reinvestment in our business as well as reduce our after-tax earnings as reported in our financial statements. The maximum U.S. federal corporate income tax rate is currently 21%, but this rate may increase in the future, which would cause us to pay more corporate income taxes than currently anticipated.
We generally receive a tax benefit when common units in the Sculptor Operating Group are acquired or exchanged because our tax basis in our distributive share of the Sculptor Operating Group assets generally increases as a result of these acquisitions or exchanges. We are a party to a tax receivable agreement with active and former executive managing directors and the Ziffs, that originally required us to pay 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of such an increase in tax basis. The tax receivable agreement has been amended to provide that, conditioned on us electing to be classified as, or converting into, a corporation for U.S. tax purposes during 2019, no payments will be due under the tax receivable agreement in respect of the 2017 tax year and only partial payments (based on comparing taxable income and economic income) will be due in respect of the 2018 tax year, and the percentage of cash savings required to be paid with respect to the 2019 tax year and thereafter, as well as with respect to cash savings from subsequent exchanges, will be reduced to 75%. Despite these amendments, we expect corporate-entity-level taxes and payments under the tax receivable agreement will accelerate as a result of the Recapitalization and the Corporate Classification Change.

During the Distribution Holiday, net income and distributions of the Sculptor Operating Group that previously would have been allocated and distributed pro rata among the Group A Units, the Group B Units and the Group D Units in the Sculptor Operating Partnerships will be allocated and distributed solely to the Group B Units. This will result in increased corporate income taxes and acceleration of the utilization of our deferred tax assets, and may result in accelerated payments under the tax receivable agreement.
For U.S. federal income tax purposes, any distributions we pay since the Corporate Classification Change generally will be treated as qualified dividend income (generally subject to tax in the hands of U.S. individual shareholders at capital gain rates under current law) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. Since the Corporate Classification Change, no income, gains, losses, deductions or credits of the Sculptor Operating Partnerships flow through to the shareholders for U.S. federal income tax purposes.
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
The TCJA made significant changes to the taxation of U.S. business entities, including reducing the corporate income tax rate from 35% to 21%, eliminating the corporate alternative minimum tax, restricting deductions allowed for net operating losses beginning in 2018 to 80% of current year taxable income, permitting those net operating losses to be carried forward indefinitely, limiting the deductibility of business interest to 30% of “adjusted taxable income” (which is similar to EBITDA before 2022 and EBIT beginning in 2022), and making certain modifications to section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), among other changes. Proposed regulations, if enacted in their current form, would treat partnership guaranteed payments for the use of capital as interest for this purpose. In addition, recently proposed regulations under section 162(m) would limit deductions for compensation paid by a partnership for services performed for it by covered employees of a corporation that is a partner in the partnership. The proposed regulations, if enacted in their current form, could reduce deductions available to us. See Note 15 for additional information regarding the effects of the TCJA.
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
For taxable years of entities treated as partnerships for U.S. federal income tax purposes beginning on or after January 1, 2018, U.S. federal income tax liability arising from an IRS audit will be borne by the entity, unless certain alternative methods are available and the entity elects to utilize them. Under the new rules, it is possible that holders or the entity itself may bear responsibility for taxes attributable to adjustments to the taxable income of the entity with respect to tax years that closed before the holder owned an interest in the entity. Accordingly, this new legislation may adversely affect certain of our shareholders for periods prior to the Corporate Classification Change in certain cases and could affect the Sculptor Operating Partnerships, which will continue to be classified as partnerships for U.S. federal income tax purposes. These new rules differ from the prior rules, which generally provided that tax adjustments only affected the persons who were shareholders in the tax year in which the item was reported on our tax return. The changes created by these new rules are uncertain and in many respects depend on the promulgation of future regulations or other guidance by the IRS or the U.S. Treasury.
Our delivery of required tax information for periods prior to the Corporate Classification Change may be subject to delay, which may require Class A Shareholders to request an extension of the due date for their income tax returns.
We have agreed to use reasonable efforts to furnish to you tax information (including Schedule K-1) which describes your allocable share of our income, gains, losses and deductions for the period through April 1, 2019. Delivery of this information by us will be subject to delay in the event of, among other reasons, the late receipt of any necessary tax information from lower-tier entities. It is therefore possible that, in respect of any such taxable year, our shareholders will need to apply for extensions of time to file their tax returns.
Our ability to use net operating loss carryforwards to offset future taxable income may be subject to limitations.
Our ability to use our federal net operating losses and built-in losses (“NOLs”) to offset potential future taxable income and related income taxes may be limited. Section 382 of the Code, imposes an annual limitation on the amount of taxable income that may be offset by loss carryforwards of a “loss corporation” if the corporation experiences an “ownership change” as defined in Section 382 (generally, a cumulative change in ownership that exceeds 50% of the value of a corporation’s stock over a rolling three-year period). We may experience an ownership change as a result of issuances or other changes in ownership of our shares, including as a result of issuances of Class A Shares upon future exchanges of Group A Units or Group P Units by active and former executive managing directors. In addition, Section 382 of the Code contains certain anti-avoidance rules that could result in the application of similar limitations on our ability to use our NOLs. To the extent we experience an ownership change at a time when we are a loss corporation, or Section 382 of the Code otherwise applies under such rules, our ability to utilize our NOLs could be significantly limited, and similar limitations may apply at the state level.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in leased office space in New York. We also lease space for our operations in London, Hong Kong and Shanghai. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon favorable terms. See Note 7 to our consolidated financial statements included in this report for additional information regarding our leases.
Item 3. Legal Proceedings
We are from time to time involved in litigation, investigations, inquiries, disputes, and other potential claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over us and our business activities. This has resulted in, or may in the future result in, regulatory agency investigations, litigation and subpoenas, and related sanctions and costs. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues,” “—Increased regulatory focus in the United States could result in additional burdens on our business” and “—Regulatory changes in jurisdictions outside the United States could adversely affect our business.” See Note 19 to our consolidated financial statements included in this report for additional information.

Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Equity
Our Class A Shares are listed and traded on the NYSE under the symbol “SCU.” Our Class B Shares are not listed on the NYSE and there is no, and we do not expect there would be any, other established trading market for these shares. All of our Class B Shares are owned by our current and former executive managing directors and have no economic rights, but entitle holders to one vote per share on all matters submitted to a vote of our Class A Shareholders.
As of February 19, 2020, there were 9 holders of record of our Class A Shares. A substantially greater number of holders of our Class A Shares are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Recent Sales of Unregistered Securities
None.

SCU Stock Performance
The line graph and table below compares the cumulative total return on our Class A Shares with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Financials Index for the period of December 31, 2014 through December 31, 2019. The graph and table assume that $100 was invested simultaneously on December 31, 2014 in our Class A Shares, the S&P 500 Index and the S&P 500 Financials Index, respectively, that these investments were held until December 31, 2019, and that all dividends were reinvested. The past performance of our Class A Shares is not an indication of future performance.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$0
Dec 2014
Dec 2015
Dec 2016
Dec 2017
Dec 2018
Dec 2019
Sculptor Capital Management, Inc.
S&P 500 Index
S&P 500 Financials Index

	Period Ended December 31,
	2014	2015	2016	2017	2018	2019
Sculptor Capital Management, Inc.	$100.00	$57.49	$30.55	$23.64	$9.28	$23.42
S&P 500 Index	$100.00	$101.37	$113.49	$138.26	$132.19	$173.80
S&P 500 Financials Index	$100.00	$98.44	$120.83	$147.58	$128.33	$169.52

Item 6. Selected Financial Data

	As of and for the Year Ended December 31,
	2019	2018	2017	2016	2015

	(dollars in thousands)
Selected Operating Statement Data
Total revenues	$597,346	$507,223	$858,337	$770,364	$1,322,981
Total expenses	593,856	519,285	621,202	1,080,477	1,009,792
Total other income	10,237	(24,340)	234,796	5,012	(13,652)
Income taxes	34,112	12,500	317,559	10,886	132,224
Consolidated and Comprehensive Net (Loss) Income	(20,385)	(48,902)	154,372	(315,987)	167,313
Less: Net loss (income) attributable to noncontrolling interests	36,184	24,909	(131,630)	193,757	(191,177)
Less: Net (income) loss attributable to redeemable noncontrolling interests	(8,745)	(291)	(1,667)	(2,450)	49,604
Net Income (Loss) Attributable to Sculptor Capital Management, Inc.	7,054	(24,284)	21,075	(124,680)	25,740
Change in redemption value of Preferred Units	44,364	—	(2,853)	(6,082)	—
Net Income (Loss) Attributable to Class A Shareholders	$51,418	$(24,284)	$18,222	$(130,762)	$25,740

Earnings (Loss) per Class A Share
Earnings (Loss) per Class A Share - basic	$2.48	$(1.26)	$0.98	$(7.16)	$1.45
Earnings (Loss) per Class A Share - diluted	$1.57	$(1.26)	$0.97	$(7.29)	$1.42
Weighted-average Class A Shares outstanding - basic	20,773,493	19,270,929	18,642,379	18,267,017	17,793,598
Weighted-average Class A Shares outstanding - diluted	46,300,690	19,270,929	18,718,176	47,998,727	18,089,395

Dividends Paid per Class A Share	$0.95	$1.30	$0.70	$—	$8.70

Selected Balance Sheet Data
Cash and cash equivalents	$240,938	$315,809	$469,513	$329,813	$254,070
Investments	411,426	389,897	238,974	37,980	24,750
Assets of consolidated funds	649	192,585	56,697	55,205	9,416,702
Total assets	1,397,239	1,447,391	1,639,433	1,485,555	10,685,643
Debt obligations	286,728	289,987	569,379	577,128	443,069
Securities sold under agreements to repurchase	97,508	62,801	—	—	—
Liabilities of consolidated funds	389	14,541	11,340	15,197	7,315,917
Total liabilities	1,031,778	879,186	1,289,745	1,495,526	8,612,791
Redeemable noncontrolling interests	150,000	577,660	445,617	284,121	832,284
Shareholders’ deficit attributable to Class A Shareholders	(225,318)	(428,886)	(453,831)	(466,021)	(415,830)
Shareholders’ equity attributable to noncontrolling interests	440,779	419,431	357,902	171,929	1,656,398
Total shareholders’ equity (deficit)	215,461	(9,455)	(95,929)	(294,092)	1,240,568

Economic Income Data
Economic Income Revenues—Non-GAAP	$575,113	$483,207	$832,987	$730,178	$849,276
Economic Income—Non-GAAP	135,853	85,867	337,735	(211,575)	345,216

Assets Under Management
Balance—beginning of period	$32,527,678	$32,428,562	$37,880,303	$45,494,861	$47,534,415
Inflows / (outflows)	2,258,888	1,415,977	(7,612,108)	(7,993,589)	(1,176,435)
Distributions / other reductions	(1,657,992)	(1,258,596)	(273,315)	(888,265)	(907,879)
Appreciation / (depreciation)	1,341,356	(58,265)	2,433,682	1,267,296	44,760
Balance—End of Period	$34,469,930	$32,527,678	$32,428,562	$37,880,303	$45,494,861

As a result of the adoption of ASU 2015-02 in 2016, we deconsolidated the majority of our previously consolidated funds. This resulted in a substantial decrease as compared to prior periods in assets of consolidated funds, liabilities of consolidated funds, redeemable noncontrolling interests, appropriated retained deficit and shareholders’ equity attributable to non-controlling interests in our consolidated balance sheet. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Year Ended December 31, 2017 Compared to Year Ended December 31, 2016” in our annual report on Form 10-K for the year ended December 31, 2018, dated March 15, 2019 and filed with the SEC.
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
As part of the Recapitalization, we restructured the previously outstanding $400.0 million of 2016 Preferred Units into $200.0 million of 2019 Preferred Units and $200.0 million of Debt Securities. Additionally, we repaid $100.0 million of the debt outstanding under the 2018 Term Loan and terminated the $100.0 million of undrawn commitments under the 2018 Revolving Credit Facility. In accordance with the Cash Sweep, we repaid an additional $55.0 million during 2019 and another $27.0 million on February 13, 2020. See Note 8 for additional details.
Corporate Classification Change
The Registrant effected the Corporate Classification Change on April 1, 2019 and subsequently converted from a Delaware limited liability company into a Delaware corporation effective May 9, 2019.
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
Overview of Our Financial Results
We reported a GAAP net income of $51.4 million in 2019, compared to net loss of $24.3 million in 2018. The increase in net income attributable to Class A Shareholders for the full year 2019 was primarily due to an adjustment to the redemption value of Preferred Units recognized during the first quarter of 2019 in connection with the Recapitalization. The increase was also due to higher incentive income and lower general and administrative expenses, including lower legal settlements and provisions, as well as reductions across various operating expense categories. In addition, we allocated more income to Class A Shareholders during the year, following the Recapitalization, as described in Note 4. Further contributing to the year-over-year improvement, were higher net gains on investments, a decrease in losses recognized on early retirement of debt, and changes in tax receivable agreement liability. These improvements were partially offset by higher bonus and equity-based compensation expenses, lower management fees, as well as higher income taxes.
Economic Income was $135.9 million in 2019, compared to $85.9 million in 2018. This improvement was primarily due to higher incentive income, lower interest expense, lower legal settlements and provisions, lower salaries and benefits, as well as reductions across various other operating expense categories. These improvements were partially offset by higher bonus expense and lower management fees.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”

Overview of Assets Under Management and Fund Performance
Assets under management totaled $34.5 billion as of December 31, 2019. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $23.4 billion, comprising 68% of our total assets under management as of December 31, 2019. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $25.1 billion, comprising 73% of assets under management as of December 31, 2019.
Assets under management in our multi-strategy funds totaled $9.3 billion as of December 31, 2019, decreasing $1.1 billion, or 10%, year-over-year. This change was driven by net capital outflows of $2.4 billion, primarily in the Sculptor Master Fund, our largest multi-strategy fund, and $65.4 million of distributions to investors in certain smaller funds that we have decided to close. These decreases were partially offset by performance-related appreciation of $1.4 billion.
Sculptor Master Fund generated a gross return of 19.6% and a net return of 14.8% year-to-date through December 31, 2019. Sculptor Master Fund delivered positive returns across all major strategies. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the Sculptor Master Fund.
Assets under management in our dedicated credit products totaled $21.7 billion as of December 31, 2019, increasing $2.5 billion, or 13%, year-over-year. Assets under management in our opportunistic credit funds totaled $6.0 billion as of December 31, 2019, increasing $273.9 million, or 5%, year-over-year. This change was driven by $183.4 million of net inflows, partially offset by $47.3 million of distributions in our closed-end opportunistic credit funds, and $137.8 million of performance-related appreciation.
Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 2.9% and a net return of 1.4% year-to-date through December 31, 2019. Performance was broad-based with gains across both the structured and corporate credit strategies. Assets under management for the fund were $1.6 billion as of December 31, 2019.
Assets under management in Institutional Credit Strategies totaled $15.7 billion as of December 31, 2019, increasing $2.2 billion, or 16%, year-over-year. The increase was driven primarily by the closing of additional CLOs and launches of aircraft securitizations and a CBO, partially offset by changes in underlying collateral value and distributions.
Assets under management in our real estate funds totaled $3.4 billion as of December 31, 2019, increasing $816.8 million, or 32%, year-over-year primarily due to launch of Sculptor Real Estate Fund IV and a related co-investment vehicle, partially offset by $1.2 billion of distributions and other reductions primarily related to the expiration of the investment period of Sculptor Real Estate Fund III and related co-investment vehicles. Since inception through December 31, 2019, the gross internal rate of return (“IRR”) was 29.9% and 19.6% net for Sculptor Real Estate Fund III (for which the investment period ended in September 2019).
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
We typically accept capital from new and existing investors in our multi-strategy and certain open-end opportunistic credit funds on a monthly basis on the first day of each month. Investors in these funds (other than with respect to capital invested in Special Investments) typically have the right to redeem their interests in a fund following an initial lock-up period of one to three years. Following the expiration of these lock-up periods, subject to certain limitations, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 90 days’ prior written notice. The lock-up requirements for our funds may generally be waived or modified at the sole discretion of each fund’s general partner or board of directors, as applicable.

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
Investors in our closed-end credit funds, securitization vehicles, real estate and certain other funds are not able to redeem their investments. In those funds, investors generally make a commitment that is funded over an investment period (or at launch for our securitization vehicles). Upon the expiration of the investment period, the investments are then sold or realized over time, and distributions are made to the investors in the fund.
In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific company events, we could experience increased redemptions and a consequent reduction in our assets under management. Over the past few years, our assets under management have declined and this trend may continue to some extent for some period of time in light of the 2016 settlements. However, throughout the latter part of 2017 and 2018, net outflows from our multi-strategy funds began to normalize and were partially offset by growth in our Institutional Credit Strategies business, as well as positive fund performance. We believe that strong fund performance should translate to inflows, although we cannot pinpoint the timing.
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of December 31, 2019, approximately 3% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 41% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Year Ended December 31, 2019
	December 31, 2018	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2019

	(dollars in thousands)
Multi-strategy funds	$10,420,858	$(2,391,604)	$(65,358)	$1,368,222	$9,332,118
Credit
Opportunistic credit funds	5,751,411	183,390	(47,312)	137,817	6,025,306
Institutional Credit Strategies	13,491,734	2,523,928	(134,112)	(171,231)	15,710,319
Real estate funds	2,577,040	2,005,902	(1,195,235)	6,169	3,393,876
Other	286,635	(62,728)	(215,975)	379	8,311
Total	$32,527,678	$2,258,888	$(1,657,992)	$1,341,356	$34,469,930

	Year Ended December 31, 2018
	December 31, 2017	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2018

	(dollars in thousands)
Multi-strategy funds	$13,695,040	$(2,399,530)	$(651,129)	$(223,523)	$10,420,858
Credit
Opportunistic credit funds	5,513,618	165,550	(170,810)	243,053	5,751,411
Institutional Credit Strategies	10,136,991	3,626,562	(194,060)	(77,759)	13,491,734
Real estate funds	2,495,190	164,858	(82,882)	(126)	2,577,040
Other	587,723	(141,463)	(159,715)	90	286,635
Total	$32,428,562	$1,415,977	$(1,258,596)	$(58,265)	$32,527,678
In the year ended December 31, 2019, our funds experienced performance-related appreciation of $1.3 billion and net inflows of $2.3 billion. The net inflows were comprised of (i) $5.3 billion of gross inflows, primarily due to launches of new CLOs and aircraft securitizations, and our first CBO, and closes of Sculptor Real Estate Fund IV and a related co-investment vehicle; and (ii) $3.1 billion of gross outflows due to redemptions, primarily in our multi-strategy funds. We also had $1.7 billion of distributions and other reductions, primarily related to the expiration of the investment period of Sculptor Real Estate Fund III and related co-investment vehicles. In 2019, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from pensions, corporations, institutional and other investors, and fund-of-funds, while related parties were the largest source of gross outflows. Gross outflows include approximately $1.1 billion of redemptions to former executive managing directors, the majority of which were driven by the anticipated Liquidity Redemption discussed in Note 3.
As of February 1, 2020, estimated assets under management remained unchanged at $34.5 billion, driven by a $329.6 million closes in Sculptor Real Estate Fund IV, $217.2 million of performance-related appreciation, offset by net outflows of $479.9 million in our multi-strategy funds and opportunistic credit funds.
In the year ended December 31, 2018, our funds experienced performance-related depreciation of $58.3 million and net inflows of $1.4 billion. The net inflows were comprised of $5.2 billion of gross inflows, primarily due to launches of new CLOs, and $3.8 billion of gross outflows due to redemptions, primarily in our multi-strategy funds. We also had $1.3 billion in distributions and other reductions related to certain smaller funds that we have decided to close, refinancing and subsequent pay down of notes of a CLO, and real estate and closed-end funds that are in the process of realizing investments and making distributions to investors in those funds. In 2018, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from pensions, related parties and corporate and institutional investors, while related parties and pensions were the largest sources of gross outflows.

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

	Year Ended December 31,
	2019	2018

	(dollars in thousands)
Weighted-average assets under management	$32,528,795	$32,707,353
Average management fee rates	0.73%	0.81%
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
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 0.95% to 2.25% annually of assets under management. For the fourth quarter of 2019, our multi-strategy funds had an average management fee rate of 1.28%.
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

			Returns for the Year Ended December 31,				Annualized Returns Since Inception Through December 31, 2019
	Assets Under Management as of December 31,		2019		2018
	2019	2018	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Sculptor Master Fund(1)	$8,587,306	$9,403,028	19.6%	14.8%	-0.1%	-1.9%	16.2%	(1)	11.3%	(1)
Sculptor Enhanced Master Fund	667,539	689,398	29.1%	22.6%	-2.1%	-3.9%	14.3%		9.8%
Other funds	77,273	328,432	n/m	n/m	n/m	n/m	n/m		n/m
	$9,332,118	$10,420,858
_______________
n/m not meaningful
(1)The annualized returns since inception are those of the Sculptor Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Sculptor Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of December 31, 2019, the gross and net annualized returns since the Sculptor Master Fund’s inception on January 1, 1998 were 12.7% and 8.6%, respectively.
The $1.1 billion, or 10%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $2.4 billion, primarily from the Sculptor Master Fund, our largest multi-strategy fund, and distributions of $65.4 million in certain other multi-strategy funds that we have decided to close. These decreases were partially offset by performance-related appreciation of $1.4 billion. In 2019, the largest sources of gross outflows from our multi-strategy funds were attributable to related parties, foundations and endowments and private banks.
In 2019, the Sculptor Master Fund generated a gross return of 19.6% and a net return of 14.8%. Sculptor Master Fund delivered positive returns across all major strategies. Fundamental equities led multi-strategy performance in 2019, as we generated gains across all geographies. Merger arbitrage and convertible and derivative arbitrage were also strong contributors with gains across all geographies, primarily in the U.S. Corporate credit and structured credit also generated gains in both Europe and the U.S. These gains were partially offset by losses in private investments in the U.S. and Asia.
In 2018, the Sculptor Master Fund generated a gross return of -0.1% and a net return of -1.9%. Sculptor Master Fund’s performance was driven primarily by fundamental equities, which experienced losses during the second half of 2018. The losses were partially offset with positive performance driven by the fund's convertible and derivative arbitrage, credit-related, merger arbitrage and private investments strategies. Corporate credit and structured credit also generated gains in both the U.S. and Europe.
Convertible and derivative arbitrage led multi-strategy performance in 2018, as we generated gains across all geographies. Structured credit was a strong contributor with performance coming predominantly from event-driven and process-oriented investments. Corporate credit achieved positive performance in both the U.S. and Europe despite the negative performance of high-yield benchmark indices. While fundamental equities overall lost money in 2018, the U.S. was a bright spot, generating a positive return for the year, while generally down in Europe and Asia.
Due to the performance-related depreciation in Sculptor Master Fund for the year ended December 31, 2018, we only earned incentive income in 2019 after the losses from 2018 were recovered for fund investors, which impacted our incentive by approximately $57.3 million in 2019. As of December 31, 2019, Sculptor Master Fund’s performance surpassed substantially all of these high-water marks due to performance-related appreciation generated in 2019.

Credit

	Assets Under Management as of December 31,
	2019	2018

	(dollars in thousands)
Opportunistic credit funds	$6,025,306	$5,751,411
Institutional Credit Strategies	15,710,319	13,491,734
	$21,735,625	$19,243,145
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.50% to 2.00% annually of the net asset value of these funds. For the fourth quarter of 2019, our opportunistic credit funds had an average management fee rate of 0.76%.
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

			Returns for the Year Ended December 31,				Annualized Returns Since Inception Through December 31, 2019
	Assets Under Management as of December 31,		2019		2018
	2019	2018	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Sculptor Credit Opportunities Master Fund	$1,604,275	$1,771,832	2.9%	1.4%	9.3%	6.5%	14.5%	10.5%
Customized Credit Focused Platform	3,251,159	3,084,883	6.8%	4.8%	5.9%	4.3%	16.7%	12.5%
Closed-end opportunistic credit funds	537,213	471,207	See below for return information on our closed-end opportunistic credit funds.
Other funds	632,659	423,489	n/m	n/m	n/m	n/m	n/m	n/m
	$6,025,306	$5,751,411
_______________
n/m not meaningful
Assets under management in our opportunistic credit funds increased by $273.9 million, or 5%, year-over-year. This change was driven by $183.4 million of net inflows, and $137.8 million of appreciation. These increases were partially offset by $47.3 million of distributions in our closed-end opportunistic credit funds.

In 2019, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 2.9% and a net return of 1.4%. Performance was broad-based with gains across both the structured and corporate credit strategies.
In 2018, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 9.3% and a net return of 6.5%. Performance was broad-based with gains across both the structured and corporate credit strategies, and geographies. This result represented outperformance versus high-yield benchmark indices which finished the year in negative territory.
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

	Assets Under Management as of December 31,		Inception to Date as of December 31,2019
	2019	2018	Total Commitments	Total Invested Capital(1)	Gross IRR(2)	Net IRR(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Sculptor European Credit Opportunities Fund (2012-2015)	$—	$3,867	$459,600	$305,487	15.7%	11.8%	1.5x
Sculptor Structured Products Domestic Fund II (2011-2014)	54,935	71,300	326,850	326,850	19.6%	15.5%	2.1x
Sculptor Structured Products Offshore Fund II (2011-2014)	59,288	75,666	304,531	304,531	17.1%	13.4%	1.9x
Sculptor Structured Products Offshore Fund I (2010-2013)	4,661	6,152	155,098	155,098	23.9%	19.1%	2.1x
Sculptor Structured Products Domestic Fund I (2010-2013)	4,363	5,472	99,986	99,986	22.7%	18.1%	2.0x
Other funds	413,966	308,750	414,750	53,372	n/m	n/m	n/m
	$537,213	$471,207	$1,760,815	$1,245,324
_______________
n/m not meaningful
(1)Represents funded capital commitments net of recallable distributions to investors.
(2)Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of December 31, 2019, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.
(3)Net IRR is calculated as described in footnote (2), but is reduced by all management fees, as well as paid incentive and accrued incentive income that will be payable upon the distribution of each fund’s capital in accordance with the terms of the relevant fund. Accrued incentive income may be higher or lower at such time. The net IRR represents a composite rate of return for a fund and does not reflect the net IRR specific to any individual investor.
(4)Gross MOIC for our closed-end opportunistic credit funds is calculated by dividing the sum of the net asset value of the fund, accrued incentive income, life-to-date incentive income and management fees paid and any non-recallable distributions made from the fund by the invested capital.

Institutional Credit Strategies
Institutional Credit Strategies is our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs, aircraft securitizations, CBOs, and other customized solutions for clients.
Assets under management for Institutional Credit Strategies are generally based on the par value of the collateral and cash held for CLOs and CBO, and adjusted portfolio values for our aircraft securitizations. However, assets under management are reduced for any investments in these securitization vehicles held by our other funds in order to avoid double counting these assets. Management fees for Institutional Credit Strategies, generally range from 0.30% to 0.50% annually of assets under management. For the fourth quarter of 2019, Institutional Credit Strategies had an average management fee rate of 0.49% gross of rebates on cross-investments from other funds we manage (0.39% net of such rebates).
Incentive income from our CLOs and CBO is generally equal to 20% of the excess cash flows due to the holders of the subordinated notes issued by the CLOs and CBO, and is generally subject to a 12% hurdle rate. Because of the hurdle rate and structure of our CLOs and CBO, we do not expect to earn a meaningful amount of incentive income from these entities, and therefore no return information is presented for these vehicles. We do not earn incentive income from our aircraft securitizations.

	Most Recent Closing or Refinancing Year		Assets Under Management as of December 31,
		Deal Size	2019	2018

		(dollars in thousands)
Collateralized loan obligations	2016	$1,062,500	$1,001,025	$1,003,540
	2017	4,209,590	3,487,159	3,503,546
	2018	7,487,273	7,080,592	7,129,033
	2019	2,331,964	2,254,650	957,325
		15,091,327	13,823,426	12,593,444

Aircraft securitizations	2018	696,000	497,611	680,231
	2019	1,128,000	1,052,972	—
		1,824,000	1,550,583	680,231

Collateralized bond obligation	2019	349,550	274,183	—
Other funds	n/a	n/a	62,127	218,059
		$17,264,877	$15,710,319	$13,491,734
Assets under management in Institutional Credit Strategies totaled $15.7 billion as of December 31, 2019, increasing $2.2 billion, or 16%, year-over-year. The year-over-year increase in assets under management in Institutional Credit Strategies was driven primarily by the closing of additional CLOs and launches of aircraft securitizations and a CBO, partially offset by changes in underlying collateral value and distributions.
In 2018, the year-over-year increase in assets under management was driven primarily by the closing of additional CLOs and an aircraft securitization. In June 2018, in partnership with GE Capital Aviation Services, we closed a $696.0 million aircraft securitization, where we serve as the asset manager.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.

Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.50% to 1.50% annually of assets under management; however, management fees for Sculptor Real Estate Credit Fund I are based on invested capital both during and after the investment period. For the fourth quarter of 2019, our real estate funds had an average management fee rate of 0.75%.
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

	Assets Under Management as of December 31,
	2019	2018

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$—	$13,578
Sculptor Real Estate Fund II	63,011	103,152
Sculptor Real Estate Fund III	535,579	1,458,499
Sculptor Real Estate Fund IV	1,408,049	—
Sculptor Real Estate Credit Fund I	730,349	698,318
Other funds	656,888	303,493
	$3,393,876	$2,577,040

	Inception to Date as of December 31, 2019
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I(7) (2005-2010)	$408,081	$386,298	$845,975	25.5%	16.1%	2.2x	$386,298	$845,975	25.5%	2.2x
Sculptor Real Estate Fund II(7) (2011-2014)	839,508	762,588	1,554,144	33.0%	21.7%	2.0x	762,588	1,554,144	33.0%	2.0x
Sculptor Real Estate Fund III(7) (2014-2019)	1,500,000	1,029,731	1,666,290	29.9%	19.6%	1.6x	564,785	1,045,214	37.2%	1.9x
Sculptor Real Estate Fund IV(8) (2019-2023)	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Sculptor Real Estate Credit Fund I(8) (2015-2020)	736,225	280,785	328,812	n/m	n/m	n/m	87,921	114,286	n/m	n/m
Other funds	750,165	428,904	557,458	n/m	n/m	n/m	65,797	110,177	n/m	n/m
	$4,233,979	$2,888,306	$4,952,679				$1,867,389	$3,669,796

	Unrealized Investments as of December 31, 2019
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I (2005-2010)(7)	$—	$—	—
Sculptor Real Estate Fund II (2011-2014)(7)	—	—	—
Sculptor Real Estate Fund III (2014-2019)(7)	464,946	621,076	1.3x
Sculptor Real Estate Fund IV (2019-2023)(8)	n/a	n/a	n/a
Sculptor Real Estate Credit Fund I (2015-2020)(8)	192,864	214,526	n/m
Other funds	363,107	447,281	n/m
	$1,020,917	$1,282,883
_______________
n/m not meaningful
n/a not applicable
(1)An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.
(2)Invested capital represents total aggregate contributions made for investments by the fund.
(3)Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of December 31, 2019. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of December 31, 2019.
(4)Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of December 31, 2019, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.
(5)Net IRR is calculated as described in footnote (4), but is reduced by management fees and other fund-level fees and expenses not adjusted for in the calculation of gross IRR. Net IRR is further reduced by paid incentive and accrued incentive income that will be payable upon the distribution of each fund’s capital in accordance with the terms of the relevant fund. Accrued incentive income may be higher or lower at such time. The net IRR represents a composite rate of return for a fund and does not reflect the net IRR specific to any individual investor.
(6)Gross MOIC for our real estate funds is calculated by dividing the value of a fund’s investments by the invested capital, prior to adjustments for incentive income, management fees or other expenses to be paid by the fund.
(7)These funds have concluded their investment periods, and therefore we expect assets under management for these funds to decrease as investments are sold and the related proceeds are distributed to the investors in these funds.
(8)This fund has invested less than half of its committed capital; therefore, IRR and MOIC information is not presented, as it is not meaningful.
Assets under management in our real estate funds increased $816.8 million, or 32%, year-over-year due to net inflows of $2.0 billion, primarily due to launch of Sculptor Real Estate Fund IV and a related co-investment vehicle, partially offset by $1.2 billion of distributions and other reductions primarily related to the expiration of the investment period of Sculptor Real Estate Fund III and related co-investment vehicles. Our real estate franchise continues to deploy capital and generate strong returns with a 19.6% annualized net return in Sculptor Real Estate Fund III. We look to continue to grow this business by expanding our product offering and through raising successor funds.
Other
Management fees for these funds is 1.50% annually of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. For the fourth quarter of 2019, our other funds had an average management fee rate of 0.53%.
Incentive income for these funds is generally 20% of realized and unrealized annual profits or of cumulative profits attributable to each investor. Incentive income for these funds is generally subject to hurdle rate of 8%.

Longer-Term Assets Under Management
As of December 31, 2019, approximately 68% of our assets under management were subject to initial commitment periods of three years or longer. Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information.

	December 31, 2019
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$344,623	$11,280
Credit
Opportunistic credit funds	4,012,023	143,134
Institutional Credit Strategies	15,667,058	—
Real estate funds	3,393,877	99,163
Other	8,311	—
	$23,425,892	$253,577
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
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. See “—Weighted-Average Assets Under Management and Average Management Fee Rates” for information on our average management fee rate and Note 13 to our consolidated financial statements in this annual report for additional information regarding management fees.
Incentive Income. We earn incentive income based on the cumulative performance of our funds over a commitment period. We recognize incentive income when such amounts are probable of not significantly reversing. See Note 13 to our consolidated financial statements in this annual report for additional information regarding incentive income.
Other Revenues. Other revenues consist primarily of interest income on investments in CLOs, cash equivalents and longer-term U.S. government obligations, as well as subrental income. Interest income is recognized on an effective yield basis. Subrental income is recognized on a straight-line basis over the lease term.
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
Prior to 2019, we also issued Group D Units to executive managing directors. Group D Units were not considered equity under GAAP, and therefore no equity-based compensation expense was recognized for these units when they were granted. Distributions to holders of Group D Units were included within compensation and benefits in the consolidated statements of comprehensive income (loss). Upon the conversion of Group D Units into Group E Units in connection with the Recapitalization, we recognized a one-time charge for the grant-date fair value of the vested units and began to amortize the grant-date fair value of the unvested units over the service period.
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

General, Administrative and Other. General, administrative and other expenses are comprised of professional services, occupancy and equipment, information processing and communications, recurring placement and related service fees, business development, insurance, foreign exchange gains and losses, and other miscellaneous expenses. Legal settlements and provisions are also included within general, administrative and other.
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
Prior to the fourth quarter of 2019, we also consolidated certain of our opportunistic credit funds, wherein investors are able to redeem their interests after an initial lock-up period of up to three years. Allocations of earnings to these interests were reflected within net income attributable to redeemable noncontrolling interests in the consolidated statements of comprehensive income (loss). Increases or decreases in the net income (loss) attributable to fund investors’ interests in consolidated funds were driven by the earnings of those funds as allocated under the contractual terms of the relevant fund agreements.
Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenues

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Management fees	$253,011	$281,862	$(28,851)	(10)%
Incentive income	321,621	202,896	118,725	59%
Other revenues	15,982	15,976	6	—%
Income of consolidated funds	6,732	6,489	243	4%
Total Revenues	$597,346	$507,223	$90,123	18%
Total revenues increased $90.1 million, primarily due to the following:
•A $28.9 million decrease in management fees, driven primarily by (i) a $34.5 million decrease in multi-strategy funds due to lower average assets under management; and (ii) a $3.2 million decrease in real estate funds, primarily due to a step down in the management fee basis from committed capital to invested capital effective April 1, 2019, for Sculptor Real Estate Fund III. These decreases were partially offset by (i) a $7.7 million increase in Institutional Credit Strategies, primarily due to launches of additional CLOs, aircraft securitizations, and a CBO; (ii) a $3.5 million increase related to closes of Sculptor Real Estate Fund IV during the fourth quarter of 2019; and (iii) a $2.7 million increase in opportunistic credit funds due to higher average assets under management. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rate.
•A $118.7 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $168.5 million increase in incentive income from our multi-strategy funds, which was driven by: (i) a $153.0 million increase from assets under management subject to a one-year measurement period; (ii) an $11.8 million increase related to fund investor redemptions; and (iii) a $7.7 million increase in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management. These increases were partially offset by a $4.0 million decrease from longer-term assets under management.
•Opportunistic credit funds. A $40.7 million decrease in incentive income from our opportunistic credit funds, which was driven by: (i) a $25.9 million decrease from longer-term assets under management; (ii) a $13.5 million decrease from assets under management subject to a one-year measurement period; (iii) a $6.7 million decrease in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management; and (iv) a $1.5 million decrease related to fund investor redemptions. These decreases were partially offset by a $6.9 million increase due to a contract modification that resulted in an offset to previously recognized incentive income in the prior year period.
▪Real estate funds. An $8.2 million decrease in incentive income from our real estate funds, primarily due to an $18.5 million decrease in tax distributions, partially offset by a $10.3 million increase due to higher realizations.

Expenses

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Compensation and benefits	$418,349	$312,723	$105,626	34%
Interest expense	24,900	24,179	721	3%
General, administrative and other	149,961	181,977	(32,016)	(18)%
Expenses of consolidated funds	646	406	240	59%
Total Expenses	$593,856	$519,285	$74,571	14%
Total expenses increased $74.6 million, primarily due to the following:
•A $105.6 million increase in compensation and benefits expenses driven by: (i) a $78.2 million increase in bonus expense as a result of higher incentive income; and (ii) a $40.4 million increase in equity-based compensation expense, primarily driven by the Recapitalization-related equity-based compensation grants. These increases were partially offset by (i) a $9.9 million decrease in salaries and benefits, as our worldwide headcount decreased to 390 as of December 31, 2019, from 416 as of December 31, 2018; and (ii) a $3.1 million decrease in expenses related to distributions accrued on Group D Units, as there were no Group D Units outstanding following the Recapitalization.
•An offsetting $32.0 million decrease in general, administrative, and other expenses, primarily due to (i) a $12.7 million decrease in legal settlements and provisions due to a $31.8 million accrual in the prior year for a matter that was settled in 2018, compared to a $19.1 million legal provision recorded in 2019 as described in Note 19; (ii) a $9.8 million decrease in professional services, primarily due to lower legal expenses incurred year-over-year, which was driven in part by lower expenses related to the Recapitalization and related strategic actions; (iii) a $3.2 million decrease in foreign exchange losses; and (iv) a $2.2 million decrease in recurring placement and related service fees due to lower average assets in our multi-strategy funds subject to these fees.
Other Income (Loss)

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Changes in tax receivable agreement liability	$4,776	$2,218	$2,558	115%
Net losses on early retirement of debt	(6,375)	(14,303)	7,928	(55)%
Net gains (losses) on investments	8,068	(7,055)	15,123	NM
Net gains (losses) of consolidated funds	3,768	(5,200)	8,968	NM
Total Other Income (Loss)	$10,237	$(24,340)	$34,577	NM
Total other income increased by $34.6 million, primarily due to higher net gains on investments, primarily due to losses on investments in CLOs in the prior year, and higher net gains on investments held by the consolidated funds due to favorable fund performance. Gains on investments in consolidated funds are expected to decrease in the future, as the majority of the assets related to the funds were deconsolidated in the third quarter of 2019, as described in Note 6. Additionally, losses recognized on early retirement of debt decreased, primarily driven by the retirement of our Senior Notes in the prior year. Changes in the tax receivable agreement liability were a result of changes in state apportionment factors.

Income Taxes

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Income taxes	$34,112	$12,500	$21,612	173%
For the year-to-date period, income taxes increased by $21.6 million, primarily due to the deferred tax impacts of the Corporate Classification Change and the Recapitalization, namely, an increase of $2.8 million resulting from a decrease in our state apportionment factor, a $3.0 million increase from Recapitalization-related expenses that are non-deductible for tax purposes, and higher profits before taxes for the period. Our effective income tax rate for the year ended December 31, 2019, was impacted by the Corporate Classification Change, as well as by Recapitalization-related expenses incurred during the period, including Group E Units grants and transaction-related expenses, not deductible for tax purposes.
Net (Loss) Income Attributable to Noncontrolling Interests
The following table presents the components of the net (loss) income attributable to noncontrolling interests and to redeemable noncontrolling interests:

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Group A Units	$(36,917)	$(25,716)	$(11,201)	44%
Other	733	807	(74)	(9)%
Total	$(36,184)	$(24,909)	$(11,275)	45%

Redeemable noncontrolling interests	$8,745	$291	$8,454	NM
Net (loss) income attributable to noncontrolling interests decreased by $11.3 million. The year-over-year decrease was driven primarily by improved profitability of the Sculptor Operating Group. In addition, for periods following the Recapitalization, net income generated by Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP was allocated 100% to Sculptor Capital Management, Inc., while losses from Sculptor Capital LP were allocated on a pro rata basis among the Group A Units (noncontrolling interests) and Sculptor Capital Management, Inc. as described in Note 4. In the prior year period, all of the net income and net losses were allocated pro rata among the Group A Units and Sculptor Capital Management, Inc. Income (loss) attributable to redeemable noncontrolling interests relates to the funds we deconsolidated in the third quarter of 2019, as a result, we expect this balance to be zero after December 31, 2019.
Net Income (Loss) Attributable to Class A Shareholders

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders	$51,418	$(24,284)	$75,702	NM
Net income (loss) attributable to Class A Shareholders increased by $75.7 million from the prior year period. The year-over-year improvement was primarily due to an adjustment to the redemption value of Preferred Units recognized during the first quarter of 2019 in connection with the Recapitalization. The increase was also due to higher incentive income and lower general and administrative expenses, including lower legal settlements and provisions, as well as reductions across various operating expense categories. In addition, we allocated more income to Class A Shareholders during the year, following the Recapitalization, as described in Note 4. Further contributing to the year-over-year improvement, were higher net gains on investments, a decrease in losses recognized on early retirement of debt, and changes in tax receivable agreement liability. These improvements were partially offset by higher bonus and equity-based compensation expenses, lower management fees, as well as higher income taxes.

For the discussion of results of operations for the year ended December 31, 2018 compared to year ended December 31, 2017, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—December 31, 2018 Compared to December 31, 2017” in our annual report on Form 10-K for the year ended December 31, 2018, dated March 15, 2019 and filed with the SEC.
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
Economic Income is a measure of pre-tax operating performance that excludes the following from our results on a GAAP basis:
•Income allocations to our executive managing directors on their direct interests in the Sculptor Operating Group. Management reviews operating performance at the Sculptor Operating Group level, where our operations are performed, prior to making any income allocations.
•Equity-based compensation expenses, depreciation and amortization expenses, changes in the tax receivable agreement liability, net losses on early retirement of debt, gains and losses on fixed assets, and gains and losses on investments in funds, as management does not consider these items to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.
•Amounts related to non-cash interest expense accretion on Debt Securities issued in exchange for 2016 Preferred Units in connection with the Recapitalization. Upon exchange, Debt Securities were recognized at fair value and are being accreted to par value over time through interest expense for GAAP; however, management does not consider this interest accretion to be reflective of our operating performance.
•Amounts related to the consolidated funds, including the related eliminations of management fees and incentive income, as management reviews the total amount of management fees and incentive income earned in relation to total assets under management and fund performance.
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

Prior to the fourth quarter of 2019, we had two operating segments: Sculptor Funds and Real Estate. In the fourth quarter of 2019, we combined these into one operating and reportable segment, which is reflective of how our chief operating decision makers review operating results of the Company and make resource allocation decisions.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Economic Income Revenues (Non-GAAP)

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Economic Income Basis
Management fees	$237,251	$264,374	$(27,123)	(10)%
Incentive income	321,880	202,896	118,984	59%
Other revenues	15,982	15,937	45	—%
Total Economic Income Revenues	$575,113	$483,207	$91,906	19%
Economic Income revenues increased $91.9 million, primarily due to the following:
•A $27.1 million decrease in management fees, driven primarily by (i) a $32.0 million decrease in multi-strategy funds due to lower average assets under management; and (ii) a $3.6 million decrease in real estate funds, primarily due to a step down in the management fee basis from committed capital to invested capital effective April 1, 2019, for Sculptor Real Estate Fund III. These decreases were partially offset by (i) a $7.2 million increase in Institutional Credit Strategies, primarily due to launches of additional CLOs, aircraft securitizations, and a CBO; (ii) a $3.1 million increase related to closes of Sculptor Real Estate Fund IV during the fourth quarter of 2019; and (iii) a $2.7 million increase in opportunistic credit funds due to higher average assets under management. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rate.
•A $119.0 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $168.5 million increase in incentive income from our multi-strategy funds, which was driven by: (i) a $153.0 million increase from assets under management subject to a one-year measurement period; (ii) an $11.8 million increase related to fund investor redemptions; and (iii) a $7.7 million increase in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management. These increases were partially offset by a $4.0 million decrease from longer-term assets under management.
•Opportunistic credit funds. A $40.7 million decrease in incentive income from our opportunistic credit funds, which was driven by: (i) a $25.9 million decrease from longer-term assets under management; (ii) a $13.5 million decrease from assets under management subject to a one-year measurement period; (iii) a $6.7 million decrease in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management; and (iv) a $1.5 million decrease related to fund investor redemptions. These decreases were partially offset by a $6.9 million increase due to a contract modification that resulted in an offset to previously recognized incentive income in the prior year period.
•Real estate funds. An $8.2 million decrease in incentive income from our real estate funds, primarily due to an $18.5 million decrease in tax distributions, partially offset by a $10.3 million increase due to higher realizations.

Economic Income Expenses (Non-GAAP)

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$303,726	$219,045	$84,681	39%
Interest expense	10,360	24,179	(13,819)	(57)%
General, administrative and other expenses	125,185	154,113	(28,928)	(19)%
Total Economic Income Expenses	$439,271	$397,337	$41,934	11%
Economic Income expenses increased by $41.9 million, primarily due to the following:
•An $84.7 million increase in compensation and benefits expenses, driven by a $94.6 million increase in bonus expense as a result of higher incentive income. This increase was partially offset by a $9.9 million decrease in salaries and benefits due to lower headcount.
•An offsetting $28.9 million decrease in general, administrative and other expenses, primarily due to (i) a $12.7 million decrease in legal settlements and provisions due to a $31.8 million accrual in the prior year for a matter that was settled in 2018, compared to a $19.1 million legal provision recorded in 2019 as described in Note 19; (ii) a $9.8 million decrease in professional services, primarily due to lower legal expenses incurred year-over-year, which was driven in part by lower expenses related to the Recapitalization and related strategic actions; and (iii) a $3.2 million decrease in foreign exchange losses.
•A $13.8 million decrease in interest expense, driven primarily by lower average debt outstanding balance.
Other Economic Items (Non-GAAP)

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Economic Income Basis
Net losses on investments	$—	$(24)	$24	(100)%
Net loss attributable to noncontrolling interests	$(11)	$(21)	$10	(48)%
Net loss attributable to noncontrolling interests represents the amount of loss that was reduced from Economic Income and attributed to residual interests in certain businesses not owned by us.
Economic Income (Non-GAAP)

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Economic Income	$135,853	$85,867	$49,986	58%
Economic Income was $135.9 million in 2019, compared to $85.9 million in 2018. This improvement was primarily due to higher incentive income, lower interest expense, lower legal settlements and provisions, lower salaries and benefits, as well as reductions across various other operating expense categories. These improvements were partially offset by higher bonus expense and lower management fees.

For the discussion of Economic Income for the year ended December 31, 2018 compared to year ended December 31, 2017, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Economic Income Analysis” in our annual report on Form 10-K for the year ended December 31, 2018, dated March 15, 2019 and filed with the SEC.
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
Over the next 12 months, we expect that our primary liquidity needs will be to:
•Pay our operating expenses.
•Pay interest and principal, as applicable, on our debt obligations, repurchase agreements and 2019 Preferred Units, including required paydowns under the Cash Sweep discussed below.
•Provide capital to facilitate the growth of our business, including making risk retention investments in CLOs managed by us that are subject to EU risk retention rules.
•Pay income taxes as well as compensation-related tax withholding obligations.
•Make cash distributions in accordance with our distribution policy as discussed below under “—Dividends and Distributions.”
Historically, management fees have been sufficient to cover all of our “fixed” operating expenses, which we define as salaries, benefits, a minimum discretionary bonus and our general, administrative and other expenses incurred in the ordinary course of business. Net capital outflows from our multi-strategy funds have resulted in lower management fees over the last several years, and while we are making every effort to scale our operations so that management fees are sufficient to cover our fixed operating expenses, our current management fees do not cover our current fixed operating expenses. No assurances can be given that our management fees ultimately will be sufficient for these purposes in future periods.
When management fees do not cover fixed operating expenses, we rely on cash on hand and incentive income to cover any shortfall, as well as to fund any other liabilities. We cannot predict the amount of incentive income, if any, that we may earn in any given year. Total annual revenues, which are heavily influenced by the amount of incentive income we earn, historically have been sufficient to fund both our fixed operating expenses and all of our other working capital needs, including annual discretionary cash bonuses. These cash bonuses, which historically have comprised our largest cash operating expense, are variable such that in any year where total annual revenues are greater or less than the prior year, cash bonuses may be adjusted accordingly. Our ability to scale our largest cash operating expense to our total annual revenues helps us manage our cash flow and liquidity position from year to year.
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
On July 27, 2017, the UK Financial Conduct Authority announced that it would phase out LIBOR as a benchmark by the end of 2021. To address a potential transition away from LIBOR, the Senior Subordinated Credit Agreement and Senior Credit Agreement each provide for an agreed upon methodology to calculate the new floating rate reference plus new applicable spreads. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions” in this annual report for additional information.
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
To maintain maximum flexibility to meet demands and opportunities both in the short and long term, and subject to existing contractual arrangements, we may want to retain cash, issue additional equity or borrow additional funds to:
•Support the future growth in our business.
•Create new or enhance existing products and investment platforms.
•Repay amounts due under our debt obligations, repurchase agreements and 2019 Preferred Units.
•Repurchase Class A Shares or Sculptor Operating Group Units.
•Pursue new investment opportunities.
•Develop new distribution channels.
•Cover potential costs incurred in connection with the legal and regulatory matters described in the notes to our consolidated financial statements included in this report.

Market conditions and other factors may make it more difficult or costly to raise or borrow additional funds. Excessive costs or other significant market barriers may limit or prevent us from maximizing our growth potential and flexibility.
Cash Sweep
As part of the Recapitalization, we also instituted the Cash Sweep with regards to the paydown of the 2018 Term Loan and the 2019 Preferred Units. See Note 3 for detailed information regarding how the Cash Sweep amount is determined.
Debt Obligations
2018 Term Loan
As of December 31, 2019, $45.0 million remained outstanding under the 2018 Term Loan. In February 2019, we repaid $100.0 million of the 2018 Term Loan and terminated the 2018 Revolving Credit Facility. In accordance with the Cash Sweep, we repaid an additional $55.0 million during 2019 and another $27.0 million on February 13, 2020. See Note 8 for additional details.
Preferred Units Restructuring
In connection with the Recapitalization, $200.0 million of the 2016 Preferred Units was restructured into the Debt Securities and the remaining $200.0 million of the 2016 Preferred Units was restructured into the 2019 Preferred Units. As of December 31, 2019, both the Debt Securities and the 2019 Preferred Units remain outstanding. See Notes 8 and 10 for additional information.
CLO Investments Loans and Securities Sold Under Agreements to Repurchase
We enter into loans and repurchase agreements to finance portions of our required risk retention investments in CLOs. In general, we will make interest and principal payments on these borrowings at such time interest and principal payments are received on our investments in the related CLOs. See Notes 9 and 11 to our consolidated financial statements for additional details.
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”). As of December 31, 2019, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Sculptor Operating Group assets, we expected to pay our executive managing directors and the Ziffs approximately $205.8 million. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. See Note 19 to our consolidated financial statements for additional details.
Payments under the tax receivable agreement are anticipated to increase the tax basis adjustment and, consequently, result in increasing annual amortization deductions in the taxable years of and after such increases to the original basis adjustments, and potentially will give rise to increasing tax savings with respect to such years and correspondingly increasing payments under the tax receivable agreement.
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

The actual increase in tax basis of the Sculptor Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including the following:
•The amount and timing of our income will impact the payments to be made under the tax receivable agreement. To the extent that we do not have sufficient taxable income to utilize the amortization deductions available as a result of the increased tax basis in the Sculptor Operating Partnerships’ assets, payments required under the tax receivable agreement would be reduced.
•The price of our Class A Shares at the time of any exchange will determine the actual increase in tax basis of the Sculptor Operating Partnerships’ assets resulting from such exchange; payments under the tax receivable agreement resulting from future exchanges, if any, will be dependent in part upon such actual increase in tax basis.
•The composition of the Sculptor Operating Group assets at the time of any exchange will determine the extent to which we may benefit from amortizing the increased tax basis in such assets and thus will impact the amount of future payments under the tax receivable agreement resulting from any future exchanges.
•The extent to which future exchanges are taxable will impact the extent to which we will receive an increase in tax basis of the Sculptor Operating Group assets as a result of such exchanges, and thus will impact the benefit derived by us and the resulting payments, if any, to be made under the tax receivable agreement.
•The tax rates in effect at the time any potential tax savings are realized, which would affect the amount of any future payments under the tax receivable agreement.
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
Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2019 and 2018, and the related cash distributions to our executive managing directors on their Sculptor Operating Group Units.

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors (dollars in thousands)
November 25, 2019	November 18, 2019	$0.03	$—
August 21, 2019	August 14, 2019	$0.32	$—
May 28, 2019	May 20, 2019	$0.37	$—
March 29, 2019	March 22, 2019	$0.23	$—
November 20, 2018	November 13, 2018	$0.20	$5,943
August 20, 2018	August 13, 2018	$0.20	$5,943
May 21, 2018	May 14, 2018	$0.20	$6,016
March 5, 2018	February 26, 2018	$0.70	$20,771
As discussed in Note 3, in connection with the Recapitalization, and pursuant to the Cash Sweep, we and our executive managing directors agreed to a “Distribution Holiday” on the Sculptor Operating Group Units and certain RSUs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Economic Income adjusted for certain items described in the Sculptor Operating Partnership limited partnership agreements is realized and (y) April 1, 2026. During the Distribution Holiday, dividends may continue to be paid on our Class A Shares.

As agreed to as part of the Recapitalization, during the Distribution Holiday, pursuant to the Cash Sweep, we expect to pay dividends on our Class A Shares annually in an aggregate amount equal to not less than 20% or greater than 30% of our annual Economic Income less an estimate of payments under the tax receivable agreement and income taxes related to the earnings for the periods; provided, that, if the minimum amount of dividends eligible to be made hereunder would be $1.00 or less per Class A Share, then up to $1.00 per Class A Share (subject to appropriate adjustment in the event of any equity dividend, equity split, combination or other similar recapitalization with respect to the Class A Shares).
The declaration and payment of any distribution may be subject to legal, contractual or other restrictions. For example, as a Delaware corporation, the Registrant’s Board may only declare and pay dividends either out of its surplus (as defined in DGCL) or in case there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Our cash needs and payment obligations may fluctuate significantly from quarter to quarter, and we may have material unexpected expenses in any period. This may cause amounts available for distribution to significantly fluctuate from quarter to quarter or may reduce or eliminate such amounts.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the years ended December 31, 2019 and 2018 was $212.0 million and $188.2 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments in CLO’s, less cash used for operating expenses, including interest paid on our debt obligations. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate.
Net cash flows from operating activities for the year ended December 31, 2019 increased from the prior year period due to lower discretionary bonuses paid in 2019 as compared to 2018. The majority of our cash bonus expenses are paid out during the first quarter of the following year. The increase in cash flows from operating activities was also due to investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders. As we deconsolidated certain of our funds in the third quarter 2019, we do not expect significant cash flows in the future from consolidated funds. Additionally, we paid less in interest in the current year period as compared to the prior year period, primarily as a result of lower average debt outstanding balance.
The increases in operating cash flows were partially offset by lower year-end incentive income earned in 2018, a large portion of which was collected in the beginning of 2019, as compared to year-end incentive income earned in 2017, a large portion of which was collected in the beginning of 2018. Also offsetting the year-over-year increase were lower management fees and an increase in costs related to the Recapitalization, which were partially offset by decreases across various operating expense categories.
Investing Activities. Net cash from investing activities for the years ended December 31, 2019 and 2018 was $(14.8) million, and $(168.7) million, respectively. Investing cash outflows in 2019 primarily related to purchases of U.S. government obligations and investments made in Sculptor funds, partially offset by maturities of U.S. government obligations. Investing cash outflows in 2018 primarily related to purchases of U.S. government obligations used to manage excess liquidity and risk retention investments in our CLOs, partially offset by maturities of U.S. government obligations and proceeds from sales of certain risk retention investments in our CLOs.
Financing Activities. Net cash from financing activities for the years ended December 31, 2019 and 2018 was $(275.6) million, and $(165.1) million, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and proceeds from repurchase agreements used to finance risk retention investments in our European CLOs. Contributions from noncontrolling interests, which primarily relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which primarily relate to fund investor redemptions from the consolidated funds and distributions to our executive managing directors on their Group A Units (prior to the Distribution Holiday), are also included in net cash from financing activities. As we deconsolidated certain of our funds in the third quarter 2019, we do not expect significant cash flows in the future from consolidated funds.
In the year ended December 31, 2019, we repaid $155.0 million of the 2018 Term Loan, $37.8 million of CLO Investment Loans and we entered into repurchase agreements to finance risk retention investments in our European CLOs.
In the second quarter of 2018, we repaid our $400.0 million Senior Notes and entered into our 2018 Term Loan, borrowing $250.0 million and repaying $50.0 million of the balance in the same period. In addition, we made borrowings under our CLO Investments Loans in the first nine months of 2018, as well as repaid borrowings made in connection with the sale of certain CLO risk retention investments in the second quarter of 2018. We also entered into repurchase agreements to finance risk retention investments in our European CLOs.

We paid dividends of $19.6 million to our Class A Shareholders in the year ended December 31, 2019, compared to dividends of $24.8 million to our Class A Shareholders in the year ended December 31, 2018. No distributions were made to our executive managing directors in the year ended December 31, 2019, as a result of the Distribution Holiday, compared to $33.9 million of distributions in the year ended December 31, 2018.
Contractual Obligations
The table below summarizes our contractual cash obligations as of December 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	2020	2021 - 2022	2023 - 2024	2025 - Thereafter	Total

	(dollars in thousands)
Long-term debt(1)	$—	$43,464	$143,301	$119,201	$305,966
Estimated interest on long-term debt(2)	16,745	34,605	20,493	11,447	83,290
Securities sold under agreements to repurchase(3)	—	—	—	97,508	97,508
Operating leases(4)	22,610	41,026	34,545	82,234	180,415
Tax receivable agreement(5)	30,305	51,817	58,431	65,199	205,752
Unrecognized tax benefits(6)	—	—	—	—	—
Incentive income subject to clawback(7)	—	—	—	—	—
Total Contractual Obligations	$69,660	$170,912	$256,770	$375,589	$872,931
_______________
(1)Represents indebtedness outstanding under the Debt Securities, 2018 Term Loan and the CLO Investments Loans. In relation to CLO Investments Loans, the amounts present our best estimate of the timing of expected payments on investments in CLOs, as the timing of payments on CLO Investments Loans is contingent on principal payments made to us on our investments in CLOs. Amounts presented represent expected cash payments, and have not been reduced for any discounts or deferred debt issuance costs that are netted against these balances for presentation in our consolidated balance sheet.
(2)Represents expected future interest payments on long-term debt based on the LIBOR and EURIBOR rates that were in effect as of December 31, 2019.
(3)Represents payments on securities sold under agreements to repurchase in accordance with the set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction and exclude any interest payments as such amounts cannot be reasonably estimated. Interest payments on securities sold under agreements are based on the weighted average effective interest rate of each class of securities that have been sold, plus a spread to be agreed upon by the parties.
(4)Represents the payments required under our various operating leases for office space and data centers.
(5)Represents the maximum amounts that would be payable to our executive managing directors and the Ziffs under the tax receivable agreement assuming that we will have sufficient taxable income each year to fully realize the expected tax savings resulting from the purchase by the Sculptor Operating Group of Group A Units with proceeds from the 2007 Offerings, as well as subsequent exchanges. In light of the numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table above.
(6)We are not currently able to make a reasonable estimate of the timing of payments in individual years in connection with our unrecognized tax benefits of $8.3 million, and therefore these amounts are not included in the table above.
(7)As of December 31, 2019, we had incentive income collected from certain of our funds that is subject to clawback in the event of future losses in the respective fund. We are not currently able to make a reasonable estimate of the timing of payments, if any, as the payments are contingent on future realizations of investments in the respective fund, the timing of which is uncertain.
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
As of December 31, 2019, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 30% within Level I; approximately 51% within Level II; and approximately 19% within Level III. As of December 31, 2018, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 36% within Level I; approximately 41% within Level II; and approximately 23% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
Recognition of Incentive Income
The determination of whether to recognize incentive income under GAAP requires a significant amount of judgment regarding whether it is probable that a significant revenue reversal of incentive income that we are potentially entitled to as of a point in time will not occur in future periods, which would preclude the recognition of such amounts as incentive income. Management considers a variety of factors when evaluating whether the recognition of incentive income is appropriate, including: the performance of the fund, whether we have received or are entitled to receive incentive income distributions and whether such amounts are restricted, the investment period and expected term of the fund, where the fund is in its life-cycle, the volatility and liquidity of investments held by the fund, our team’s experience with similar investments and potential sales of investments within the fund. Management continuously evaluates whether there are additional considerations that could potentially impact the recognition of incentive income and notes that the recognition, and potential reversal, of incentive income is subject to potentially significant variability due to changes to the aforementioned considerations.
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
Substantially all of our deferred income tax assets relate to the goodwill and other intangible assets deductible for tax purposes by Sculptor Corp that arose in connection with the purchase of Group A Units with proceeds from the 2007 Offerings, subsequent exchanges of Group A Units for Class A Shares and subsequent payments made under the tax receivable agreement, in addition to any related net operating loss carryforward. In accordance with relevant provisions of the Code, we expect to take these goodwill and other intangible deductions over the 15-year period following the 2007 Offerings and subsequent exchanges, as well as an additional 20-year loss carryforward period available to us for net operating losses generated prior to 2018 and indefinite carryforward period for net operating losses generated beginning 2018, in order to fully realize the deferred income tax assets. Our analysis of whether we expect to have sufficient future taxable income to realize these deductions is based solely on estimates over this period.
Sculptor Corp generated taxable income of $69.1 million for the year ended December 31, 2019, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.0 billion over the remaining four-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $1.0 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $34.0 billion as of January 1, 2020, we would need to generate a minimum compound annual growth rate in assets under management of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Sculptor Operating Partnerships, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
Management regularly reviews the model used to generate the estimates, including the underlying assumptions. If it determines that a valuation allowance is required for any reason, the amount would be determined based on the relevant circumstances at that time. To the extent we record a valuation allowance against our deferred income tax assets related to the goodwill and other intangible assets, we would record a corresponding decrease in the liability under the tax receivable agreement equal to approximately 69% of such amount; therefore, our consolidated net income (loss) would only be impacted by 31% of any valuation allowance recorded against the deferred income tax assets.
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
As of December 31, 2019, we had $243.1 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $71.4 million of net operating losses available to be carried forward without expiration. Additionally, $153.5 million of net operating losses are available to offset future taxable income for state income tax purposes and $149.7 million for local income tax purposes that will expire between 2035 and 2039. Based on the analysis set forth above, as of December 31, 2019, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $11.1 million has been established for these items.
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
None of the other changes to GAAP that went into effect during the year ended December 31, 2019 are expected to substantively impact our future trends.
Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends
None of the changes to GAAP that have been issued but that we have not yet adopted are expected to substantively impact our future trends.

Economic Income Reconciliations
The tables below present the reconciliations of total Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A:

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$51,418	$(24,284)	$18,222
Change in redemption value of Preferred Units	(44,364)	—	2,853
Net Income (Loss) Allocated to Sculptor Capital Management, Inc.—GAAP	7,054	(24,284)	21,075
Net (loss) income allocated to Group A Units	(36,917)	(25,716)	130,730
Equity-based compensation, net of RSUs settled in cash	124,935	83,268	84,039
Adjustment to recognize deferred cash compensation in the period of grant	(11,579)	10,445	(28,893)
Recapitalization-related non-cash interest expense accretion	14,540	—	—
Income taxes	34,112	12,500	317,559
Net losses on early retirement of debt	6,375	14,303	—
Allocations to Group D Units	—	3,060	6,674
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	1,266	(3,094)	22,967
Changes in tax receivable agreement liability	(4,776)	(2,218)	(222,859)
Depreciation, amortization and net gains and losses on fixed assets	8,449	10,308	10,334
Other adjustments	(7,606)	7,295	(3,891)
Economic Income—Non-GAAP	$135,853	$85,867	$337,735

	Year Ended December 31,
	2016	2015

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders—GAAP	$(130,762)	$25,740
Change in redemption value of Preferred Units	6,082	—
Net (Loss) Income Allocated to Sculptor Capital Management, Inc.—GAAP	(124,680)	25,740
Net (loss) income allocated to Group A Units	(195,087)	136,449
Equity-based compensation, net of RSUs settled in cash	75,217	106,565
Adjustment to recognize deferred cash compensation in the period of grant	(1,851)	—
Income taxes	10,886	132,224
Adjustment for incentive income allocations from consolidated funds subject to clawback	—	(45,077)
Allocations to Group D Units	—	12,675
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	6,752	8,612
Reorganization expenses	—	14,064
Changes in tax receivable agreement liability	1,663	(55,852)
Depreciation, amortization and net gains and losses on fixed assets	19,882	11,331
Other adjustments	(4,357)	(1,515)
Economic Income—Non-GAAP	$(211,575)	$345,216

Economic Income Revenues

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(dollars in thousands)
Management fees—GAAP	$253,011	$281,862	$319,458	$533,156	$643,991
Adjustment to management fees(1)	(15,760)	(17,488)	(20,151)	(38,424)	(1,804)
Management Fees—Economic Income Basis—Non-GAAP	237,251	264,374	299,307	494,732	642,187

Incentive income—GAAP	321,621	202,896	528,000	233,440	187,563
Adjustment to incentive income(2)	259	—	—	—	17,449
Incentive Income—Economic Income Basis—Non-GAAP	321,880	202,896	528,000	233,440	205,012

Other revenues—GAAP	15,982	15,976	6,777	2,006	2,077
Adjustment to other revenues(3)	—	(39)	(1,097)	—	—
Other Revenues—Economic Income Basis—Non-GAAP	15,982	15,937	5,680	2,006	2,077
Total Revenues—Economic Income Basis—Non-GAAP	$575,113	$483,207	$832,987	$730,178	$849,276
_______________
(1)Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.
(2)Adjustment to exclude the impact of eliminations related to the consolidated funds.
(3)Adjustment to exclude gains on fixed assets.
Economic Income Expenses

	Year Ended December 31,
	2019	2018

	(dollars in thousands)
Compensation and benefits—GAAP	$418,349	$312,723
Adjustment to compensation and benefits(1)	(114,623)	(93,678)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$303,726	$219,045

Interest expense—GAAP	$24,900	$24,179
Adjustment to interest expense(2)	(14,540)	—
Interest Expense—Economic Income Basis—Non-GAAP	$10,360	$24,179

General, administrative and other expenses—GAAP	$149,961	$181,977
Adjustment to general, administrative and other expenses(3)	(24,776)	(27,864)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$125,185	$154,113
_______________
(1)Adjustment to exclude equity-based compensation, as management does not consider these non-cash expenses to be reflective of our operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement. In addition, expenses related to incentive income profit-sharing arrangements are generally recognized at the same time the related incentive income revenue is recognized, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the relevant fund. Further, deferred cash compensation is expensed in full in the year granted for Economic Income, rather than over the service period for GAAP. Distributions to the Group D Units are also excluded, as management reviews operating performance at the Sculptor Operating Group level, where substantially all of our operations are performed, prior to making any income allocations.
(2)Adjustment to exclude non-cash interest expense accretion on Debt Securities issued in exchange for 2016 Preferred Units in connection with the Recapitalization. Upon exchange, Debt Securities were recognized at fair value and are being accreted to par value over time through interest expense for GAAP; however, management does not consider this interest accretion to be reflective of the operating performance of the Company.
(3)Adjustment to exclude depreciation, amortization and losses on fixed assets as management does not consider these items to be reflective of our operating performance. Additionally, recurring placement and related service fees are excluded, as management considers these fees a reduction in management fees, not an expense.
Other Economic Income Items

	Year Ended December 31,
	2019	2018

	dollars in thousands
Net gains (losses) on investments—GAAP	$8,068	$(7,055)
Adjustment to net (losses) gains on investments(1)	(8,068)	7,031
Net Losses on Investments—Non-GAAP	$—	$(24)

Net loss attributable to noncontrolling interests—GAAP	$(36,184)	$(24,909)
Adjustment to net loss attributable to noncontrolling interests(2)	36,173	24,888
Net Loss Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(11)	$(21)
_______________
(1)Adjustment to exclude gains and losses on investments in funds, as management does not consider these items to be reflective of our operating performance.
(2)Adjustment to exclude amounts allocated to our executive managing directors on their interests in the Sculptor Operating Group, as management reviews operating performance at the Sculptor Operating Group level. We conduct substantially all of our activities through the Sculptor Operating Group.
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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds, and committed or invested capital for our real estate funds. A 10% change in the fair value of the net assets held by our funds as of December 31, 2019 and 2018, would have resulted in a change of approximately $1.4 billion and $1.5 billion, respectively, in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of January 1, 2020 (the date management fees are calculated for the first quarter of 2020) would impact management fees charged on that day by approximately $3.6 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2019, would have impacted management fees charged on that day by approximately $4.0 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of December 31, 2019 and 2018, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income attributable to Class A Shareholders or Economic Income.
Interest Rate Risk
Borrowings under the Debt Securities, 2018 Term Loan as well as our investments in CLOs accrue interest at variable rates. Our funds also have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest income and interest expense, future earnings and cash flows.
We estimate that as of December 31, 2019 and December 31, 2018, a 100 basis point increase or decrease in variable rates would not have a material effect on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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

Management assessed our internal control over financial reporting as of December 31, 2019. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019. We reviewed the results of management’s assessment and re-assessment with the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has audited our financial statements included in this annual report and issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which is set forth on the following page.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Sculptor Capital Management, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Sculptor Capital Management, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sculptor Capital Management, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018 and the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 24, 2020 expressed an unqualified opinion thereon.
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

New York, New York
February 24, 2020

PART III
The information required to be disclosed in this Part III will be included in the definitive proxy statement for our 2020 annual meeting of shareholders, which we refer to as the “Proxy Statement,” and is incorporated into this Part III by reference as indicated below.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.
Pursuant to Item 401(b) of Regulation S-K, the information required under this Item 10 pertaining to our executive officers is reported in “Item 1. Business—Information About Our Executive Officers,” included in this annual report.
We have adopted a Code of Business Conduct and Ethics applicable to all our directors, officers and employees. Our Code of Business Conduct and Ethics is posted in the “Public Investors” section of our website (www.sculptor.com). We will provide printed copies of our code free of charge on written request to us at Sculptor Capital Management, Inc., 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary. We intend to disclose any amendments to, or waivers from, provisions of our code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing in similar functions, on our website promptly following the date of such amendment or waiver.
Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.The financial statements included in this annual report are listed on page F-1.
2.Financial statement schedules:
None.
3.Exhibits included or incorporated by reference herein:
See Exhibit Index on the following page.
Item 16. Form 10-K Summary
None.

Item 6. Exhibits

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

2.4
Agreement and Plan of Merger, dated as of April 1, 2019, by and between Och-Ziff Holding Corporation and Och-Ziff Holding LLC, incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed on April 2, 2019.

3.1
Restated Certificate of Incorporation of Sculptor Capital Management, Inc., dated as of November 5, 2019, incorporated herein by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on November 7, 2019.

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

4.10.1
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

4.12*	Description of Capital Stock Registered Under Section 12 of Exchange Act

10.1
Amended and Restated Tax Receivable Agreement by and among inter alia Och-Ziff Capital Management Group LLC, Oz Holding Corp., Oz Holding LLC, OZ Management LP, OZ Advisors LP, and OZ Advisors II LP, dated as of January 12, 2009, incorporated herein by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 12, 2009.

10.1.1
Amendment to Tax Receivable Agreement, dated as of September 29, 2016, by and among inter alia Och-Ziff Capital Management Group LLC, Och-Ziff Holding Corp., Och-Ziff Holding LLC, OZ Management LP, OZ Advisors LP, and OZ Advisors II LP, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 29, 2016.

10.1.2
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

10.2+
Och-Ziff Capital Management Group LLC Amended and Restated 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of our Registration Statement on Form S-8, filed on November 12, 2008 (File No. 333-155315).

10.3+
Form of Class A Restricted Share Unit Award Agreement Under the Och-Ziff Capital Management Group LLC 2013 Incentive Plan (for the Independent Directors), amended as of October 29, 2015, incorporated herein by reference to Exhibit 10.13 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 11, 2016.

10.4+
The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan, approved as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 2, 2012.

10.5+	The Och-Ziff Capital Management Group LLC 2013 Incentive Plan, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 8, 2013.

10.5.1+	Amendment to The Och-Ziff Capital Management LLC 2013 Incentive Plan, effective May 9, 2017, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed May 9, 2017.

10.5.2+
Second Amendment to Och-Ziff Capital Management Group LLC 2013 Incentive Plan, dated as of February 7, 2019, incorporated herein by reference to Exhibit 10.16 of our Current Report on Form 8-K, filed on February 11, 2019.

10.6
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

10.6.1
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

10.6.2
Amendment No. 2 to Credit and Guaranty Agreement, dated as of June 13, 2017, among OZ Management LP, as borrower, OZ Advisors LP, OZ Advisors II LP and Och-Ziff Finance Co. LLC, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on August 2, 2017.

10.7
Securities Purchase Agreement, dated September 29, 2016, by and among OZ Management LP, OZ Advisors LP, OZ Advisors II LP and the Purchasers party thereto, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 29, 2016.

10.8
Plea Agreement, dated as of September 29, 2016, by and among OZ Africa Management GP, LLC, the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of New York, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on November 2, 2016.

10.9
Deferred Prosecution Agreement, dated as of September 29, 2016, by and among Och-Ziff Capital Management Group LLC, the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of New York, incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q, filed on November 2, 2016.

10.9.1
Amendment to Deferred Prosecution Agreement, dated as of January 23, 2020, by and among Sculptor Capital Management, Inc., the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of New York, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed January 23, 2020.

10.10
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

10.11+	Partner Agreement between OZ Management LP and James Levin, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.12+	Partner Agreement between OZ Advisors LP and James Levin, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.13+	Partner Agreement between OZ Advisors II LP and James Levin, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.14+	Partner Agreement between OZ Management LP and James Levin, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.15+	Partner Agreement between OZ Advisors LP and James Levin, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.16+	Partner Agreement between OZ Advisors II LP and James Levin, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.17+	Partner Agreement between OZ Management LP and James Levin, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.18+	Partner Agreement between OZ Advisors LP and James Levin, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.19+
Partner Agreement between OZ Advisors II LP and James Levin, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.10 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.20+	Partner Agreement between OZ Management LP and James Levin, dated as of January 28, 2013, incorporated herein by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

Exhibit No.	Description

10.21+	Partner Agreement between OZ Advisors LP and James Levin, dated as of January 28, 2013, incorporated herein by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.22+	Partner Agreement between OZ Advisors II LP and James Levin, dated as of January 28, 2013, incorporated herein by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.23+
Partner Agreement between OZ Management LP and Alesia J. Haas, dated as of December 9, 2016, incorporated herein by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017.

10.24+
Partner Agreement between OZ Advisors LP and Alesia J. Haas, dated as of December 9, 2016, incorporated herein by reference to Exhibit 10.34 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017.

10.25+
Partner Agreement between OZ Advisors II LP and Alesia J. Haas, dated as of December 9, 2016, incorporated herein by reference to Exhibit 10.35 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017.

10.26+	Och-Ziff Deferred Cash Interest Plan, incorporated herein by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017.

10.27+	Partner Agreement between OZ Management LP and James Levin, dated as of February 14, 2017, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.28+	Partner Agreement between OZ Advisors LP and James Levin, dated as of February 14, 2017, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.29+	Partner Agreement between OZ Advisors II LP and James Levin, dated as of February 14, 2017, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.30+
Class P Exchange Agreement by and among the Och-Ziff Capital Management Group LLC, Och-Ziff Corp, Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, and the Och-Ziff Limited Partners, effective as of March 1, 2017, incorporated herein by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.31+
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

10.32+	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.33+	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.10 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.34+
Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.35+	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.36+	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.37+	Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.38+	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

Exhibit No.	Description

10.39+	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.40+
Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.41+	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of April 15, 2013, incorporated herein by reference to Exhibit 10.18 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.42+	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of April 15, 2013, incorporated herein by reference to Exhibit 10.19 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.43+	Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of April 15, 2013, incorporated herein by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.44+	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of February 22, 2017, incorporated herein by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.45+	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of February 22, 2017, incorporated herein by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

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

10.48+
Och-Ziff Deferred Cash Interest Plan for Employees, incorporated herein by reference to Exhibit 10.66 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 23, 2018.

10.49+
Partner Agreement between OZ Management LP and James Levin, dated as of February 16, 2018 and effective January 1, 2018, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

10.50+
Partner Agreement between OZ Advisors LP and James Levin, dated as of February 16, 2018 and effective January 1, 2018, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

10.51+
Partner Agreement between OZ Advisor II LP and James Levin, dated as of February 16, 2018 and effective January 1, 2018, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

10.52+
Partner Agreement between OZ Management LP and Rob Shafir, dated as of March 6, 2018, incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

10.53+
Partner Agreement between OZ Advisors LP and Rob Shafir, dated as of March 6, 2018, incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

10.54+
Partner Agreement between OZ Advisors II LP and Rob Shafir, dated as of March 6, 2018, incorporated herein by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

10.55+
Cancellation, Reallocation and Grant Agreement, dated as of March 28, 2018, incorporated herein by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

10.56+	The 2018 Partner Incentive Pool, incorporated herein by reference Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on August 2, 2018.

Exhibit No.	Description

10.57+
Partner Agreement between OZ Management LP and Thomas Sipp, dated July 19, 2018 and effective May 3, 2018, incorporated herein by reference Exhibit 10.4 of our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on August 2, 2018.

10.58+
Partner Agreement between OZ Advisors LP and Thomas Sipp, dated July 19, 2018, effective May 3, 2018, incorporated herein by reference Exhibit 10.5 of our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on August 2, 2018.

10.59+
Partner Agreement between OZ Management Advisors II LP and Thomas Sipp, dated July 19, 2018, and effective May 3, 2018, incorporated herein by reference Exhibit 10.6 of our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on August 2, 2018.

10.60+
First Amendment to the Omnibus Agreement Between Thomas Sipp and OZ Management LP, OZ Advisors LP and OZ Advisors II LP, dated July 10, 2019, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on August 6, 2019.

10.61+
CFO Sign-on RSU Agreement between OZ Management LP and Thomas Sipp, dated as of July 19, 2018, incorporated herein by reference Exhibit 10.7 of our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on August 2, 2018.

10.62	Letter Agreement (including Term Sheet attached as Exhibit A), dated January 27, 2018, incorporated herein by reference Exhibit 10.1 of our Current Report on Form 8-K, filed on January 30, 2018.

10.63
Credit and Guaranty Agreement, dated as of April 10, 2018, among OZ Management LP, as borrower, OZ Advisors LP and OZ Advisors II LP, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on April 10, 2018.

10.63.1
Amendment No. 1, dated as of February 7, 2019, to the Credit and Guaranty Agreement, dated April 10, 2018, by and among OZ Management LP, as borrower, OZ Advisors LP and OZ Advisors II LP, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.8 of our Current Report on Form 8-K, filed on February 11, 2019.

10.64	Letter Agreement (including Term Sheet attached as Exhibit A), dated December 5, 2018, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 6, 2018.

10.64.1
Amendment to the Letter Agreement and Term Sheet, dated January 14, 2019, by and between Och-Ziff Capital Management Group LLC and Daniel S. Och, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 14, 2019.

10.64.2
Amendment No. 2 to the Letter Agreement and Term Sheet, dated January 31, 2019, by and between Och-Ziff Capital Management Group LLC and Daniel S. Och, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on February 1, 2019.

10.64.3
Amendment No. 3 to the Letter Agreement and Term Sheet, dated February 6, 2019, by and between Och-Ziff Capital Management Group LLC and Daniel S. Och, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on February 7, 2019.

10.65
Amended and Restated Agreement of Limited Partnership of OZ Management LP, dated as of February 7, 2019, by and among Och-Ziff Holding Corporation, the Limited Partners and Och-Ziff Capital Management Group LLC, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on February 11, 2019.

10.65.1
First Amendment to Amended and Restated Agreement of Limited Partnership of OZ Management LP, effective as of September 12, 2019, incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on August 30, 2019.

10.66
Amended and Restated Agreement of Limited Partnership of OZ Advisors LP, dated as of February 7, 2019, by and among Och-Ziff Holding Corporation, the Limited Partners and Och-Ziff Capital Management Group LLC, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on February 11, 2019.

10.66.1
First Amendment to Amended and Restated Agreement of Limited Partnership of OZ Advisors LP, effective as of September 12, 2019, incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on August 30, 2019.

Exhibit No.	Description

10.67
Amended and Restated Agreement of Limited Partnership of OZ Advisors II LP, dated as of February 7, 2019, by and among Och-Ziff Holding Corporation, the Limited Partners and Och-Ziff Capital Management Group LLC, incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on February 11, 2019.

10.67.1
First Amendment to Amended and Restated Agreement of Limited Partnership of OZ Advisors II LP, effective as of September 12, 2019, incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on August 30, 2019.

10.68+
Robert Shafir Distribution Holiday Agreement, dated as of February 7, 2019, by and between Robert Shafir and Och-Ziff Capital Management Group LLC, incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on February 11, 2019.

10.69+
Form of Independent Director Distribution Holiday Agreement, dated as of February 7, 2019, incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on February 11, 2019.

10.70
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

10.71+
Governance Agreement, dated as of February 7, 2019, among Och-Ziff Capital Management Group LLC, Och-Ziff Holding Corporation, Och-Ziff Holding LLC, OZ Management LP, OZ Advisors LP, OZ Advisors II LP and Daniel S. Och, incorporated herein by reference to Exhibit 10.10 of our Current Report on Form 8-K, filed on February 11, 2019.

10.72	Form of Recapitalization Consent, incorporated herein by reference to Exhibit 10.11 of our Current Report on Form 8-K, filed on February 11, 2019.

10.73+
Omnibus Agreement, dated as of February 7, 2019, by and among Wayne Cohen, OZ Management LP, OZ Advisors LP and OZ Advisors II LP, incorporated herein by reference to Exhibit 10.12 of our Current Report on Form 8-K, filed on February 11, 2019.

10.74+
Omnibus Agreement, dated as of February 7, 2019, by and among James Levin, OZ Management LP, OZ Advisors LP and OZ Advisors II LP, incorporated herein by reference to Exhibit 10.13 of our Current Report on Form 8-K, filed on February 11, 2019.

10.75+
Omnibus Agreement, dated as of February 7, 2019, by and among David Levine, OZ Management LP, OZ Advisors LP and OZ Advisors II LP, incorporated herein by reference to Exhibit 10.14 of our Current Report on Form 8-K, filed on February 11, 2019.

10.76+
Omnibus Agreement, dated as of February 7, 2019, by and among Thomas Sipp, OZ Management LP, OZ Advisors LP and OZ Advisors II LP, incorporated herein by reference to Exhibit 10.15 of our Current Report on Form 8-K, filed on February 11, 2019.

10.77+	Form of Class E Common Unit Award Agreement, dated as of February 7, 2019, incorporated herein by reference to Exhibit 10.17 of our Current Report on Form 8-K, filed on February 11, 2019.

10.78	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q filed on November 7, 2019.

10.79
Amended and Restated Certificate of Incorporation of Och-Ziff Holding Corporation dated May 28, 2019, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on August 6, 2019.

10.79.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Och-Ziff Holding Corporation, effective as of September 12, 2019, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 30, 2019.

10.80
Second Amended and Restated By-Laws of Sculptor Capital Holding Corporation, effective as of September 12, 2019, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on August 30, 2019.

21.1*	Subsidiaries of the Registrant.

Exhibit No.	Description

23.1*	Consent of Ernst & Young LLP.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith

**	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

+	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 24, 2020

SCULPTOR CAPITAL MANAGEMENT, INC.

By:	/s/ Thomas M. Sipp
Thomas M. Sipp
Chief Financial Officer and Executive Managing Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Shafir	Chief Executive Officer, Executive Managing Director and Director (Principal Executive Officer)	February 24, 2020
Robert Shafir

/s/ Thomas M. Sipp	Chief Financial Officer and Executive Managing Director (Principal Financial Officer)	February 24, 2020
Thomas M. Sipp

/s/ Herbert A. Pollard	Chief Accounting Officer and Managing Director (Principal Accounting Officer)	February 24, 2020
Herbert A. Pollard

/s/ Richard G. Ketchum	Chairman of the Board of Directors	February 24, 2020
Richard G. Ketchum

/s/ Allan S. Bufferd	Director	February 24, 2020
Allan S. Bufferd

/s/ Marcy Engel	Director	February 24, 2020
Marcy Engel

/s/ Michael D. Fascitelli	Director	February 24, 2020
Michael D. Fascitelli

/s/ Georganne C. Proctor	Director	February 24, 2020
Georganne C. Proctor

/s/ J. Morgan Rutman	Director	February 24, 2020
J. Morgan Rutman

SCULPTOR CAPITAL MANAGEMENT, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Sculptor Capital Management, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sculptor Capital Management, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).
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
New York, New York
February 24, 2020

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

	(dollars in thousands)
Assets
Cash and cash equivalents	$240,938	$315,809
Restricted cash	4,501	8,075
Investments (includes assets measured at fair value of $329,435 and $361,378, including assets sold under agreements to repurchase of $98,085 and $62,186 as of December 31, 2019, and December 31, 2018, respectively)	411,426	389,897
Income and fees receivable	215,395	82,843
Due from related parties	15,355	20,754
Deferred income tax assets	310,557	355,025
Operating lease assets	115,810	—
Other assets, net	82,608	82,403
Assets of consolidated funds:
Investments of consolidated funds, at fair value	—	171,495
Other assets of consolidated funds	649	21,090
Total Assets	$1,397,239	$1,447,391

Liabilities and Shareholders’ Equity (Deficit)
Liabilities
Compensation payable	$187,180	$105,036
Unearned incentive income	60,798	61,397
Due to related parties	211,915	281,821
Operating lease liabilities	128,043	—
Debt obligations	286,728	289,987
Securities sold under agreements to repurchase	97,508	62,801
Other liabilities	59,217	63,603
Liabilities of consolidated funds:
Other liabilities of consolidated funds	389	14,541
Total Liabilities	1,031,778	879,186

Commitments and Contingencies (Note 19)

Redeemable Noncontrolling Interests (Note 4)	150,000	577,660

Shareholders’ Equity (Deficit)
Class A Shares, $0.01 and no par value, 100,000,000 and 100,000,000 shares authorized, 21,284,945 and 19,905,126 shares issued and outstanding as of December 31, 2019 and 2018, respectively	213	—
Class B Shares, $0.01 and no par value, 75,000,000 and 75,000,000 shares authorized, 29,208,952 and 29,458,948 shares issued and outstanding as of December 31, 2019 and 2018, respectively	292	—
Additional paid-in capital	117,936	3,135,841
Accumulated deficit	(343,759)	(3,564,727)
Shareholders’ deficit attributable to Class A Shareholders	(225,318)	(428,886)
Shareholders’ equity attributable to noncontrolling interests	440,779	419,431
Total Shareholders’ Equity (Deficit)	215,461	(9,455)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity (Deficit)	$1,397,239	$1,447,391
See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Revenues
Management fees	$253,011	$281,862	$319,458
Incentive income	321,621	202,896	528,000
Other revenues	15,982	15,976	6,777
Income of consolidated funds	6,732	6,489	4,102
Total Revenues	597,346	507,223	858,337

Expenses
Compensation and benefits	418,349	312,723	436,549
Interest expense	24,900	24,179	23,191
General, administrative and other	149,961	181,977	152,071
Expenses of consolidated funds	646	406	9,391
Total Expenses	593,856	519,285	621,202

Other Income (Loss)
Changes in tax receivable agreement liability	4,776	2,218	222,859
Net losses on early retirement of debt	(6,375)	(14,303)	—
Net gains (losses) on investments	8,068	(7,055)	3,465
Net gains (losses) of consolidated funds	3,768	(5,200)	8,472
Total Other Income (Loss)	10,237	(24,340)	234,796

Income (Loss) Before Income Taxes	13,727	(36,402)	471,931
Income taxes	34,112	12,500	317,559
Consolidated and Comprehensive Net (Loss) Income	(20,385)	(48,902)	154,372
Less: Net loss (income) attributable to noncontrolling interests	36,184	24,909	(131,630)
Less: Net income attributable to redeemable noncontrolling interests	(8,745)	(291)	(1,667)
Net Income (Loss) Attributable to Sculptor Capital Management, Inc.	7,054	(24,284)	21,075
Change in redemption value of Preferred Units	44,364	—	(2,853)
Net Income (Loss) Attributable to Class A Shareholders	$51,418	$(24,284)	$18,222

Earnings (Loss) per Class A Share
Earnings (Loss) per Class A Share - basic	$2.48	$(1.26)	$0.98
Earnings (Loss) per Class A Share - diluted	$1.57	$(1.26)	$0.97
Weighted-average Class A Shares outstanding - basic	20,773,493	19,270,929	18,642,379
Weighted-average Class A Shares outstanding - diluted	46,300,690	19,270,929	18,718,176

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Number of Class A Shares
Beginning balance	19,905,126	18,957,321	18,484,326
Equity-based compensation	1,379,819	947,805	472,995
Ending Balance	21,284,945	19,905,126	18,957,321

Number of Class B Shares
Beginning balance	29,458,948	33,933,948	29,731,702
Equity-based compensation	(249,996)	(4,125,000)	17,246
Relinquishment of Group A Units (Note 4)	—	(350,000)	(3,000,000)
Class B Shares granted to holders of Group P Units	—	—	7,185,000
Ending Balance	29,208,952	29,458,948	33,933,948

Class A Shares Par Value
Beginning balance	$—	$—	$—
Equity-based compensation	8	—	—
Reclassification upon corporate conversion	205	—	—
Ending Balance	$213	$—	$—

Class B Shares Par Value
Beginning balance	$—	$—	$—
Equity-based compensation	—	—	—
Reclassification upon corporate conversion	292	—	—
Ending Balance	$292	$—	$—

Additional Paid-in Capital
Beginning balance	$3,135,841	$3,102,074	$3,097,431
Dividend equivalents on Class A restricted share units	1,739	1,618	556
Equity-based compensation, net of taxes	83,061	33,575	31,411
Reclassification upon corporate conversion	(3,235,728)	—	—
Impact of changes in Sculptor Operating Group ownership	(124)	(1,426)	(14,092)
Reallocation of equity and income tax effects of Recapitalization	37,816	—	—
Amendment to tax receivable agreement	50,967	—	10,840
Dilution of proceeds from tax receivable agreement amendment (Note 4)	—	—	(21,219)
Change in redemption value of Preferred Units	44,364	—	(2,853)
Ending Balance	$117,936	$3,135,841	$3,102,074

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — (continued)

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Accumulated Deficit
Beginning balance	$(3,564,727)	$(3,555,905)	$(3,563,452)
Impact of adoption of ASU 2014-09	—	41,922	—
Cash dividends declared on Class A Shares	(19,578)	(24,842)	(12,972)
Dividend equivalents on Class A restricted share units	(1,739)	(1,618)	(556)
Reclassification upon corporate conversion	3,235,231	—	—
Comprehensive net income, excluding amounts attributable to redeemable noncontrolling interests	7,054	(24,284)	21,075
Ending Balance	$(343,759)	$(3,564,727)	$(3,555,905)
Shareholders’ Deficit Attributable to Class A Shareholders	$(225,318)	$(428,886)	$(453,831)

Shareholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$419,431	$357,902	$171,929
Impact of adoption of ASU 2014-09	—	75,062	—
Capital contributions	2,606	1,733	1,297
Capital distributions	(1,007)	(37,043)	(22,526)
Equity-based compensation, net of taxes	37,853	45,260	45,174
Impact of changes in Sculptor Operating Group ownership	124	1,426	14,092
Reallocation of equity and income tax effects of Recapitalization	(39,086)	—	—
Amendment to tax receivable agreement	—	—	(320)
Dilution of proceeds from tax receivable agreement amendment (Note 4)	—	—	21,219
Change in redemption value of Preferred Units	57,042	—	(4,593)
Comprehensive net income, excluding amounts attributable to redeemable noncontrolling interests	(36,184)	(24,909)	131,630
Ending Balance	$440,779	$419,431	$357,902
Total Shareholders’ Equity (Deficit)	$215,461	$(9,455)	$(95,929)

Cash dividends paid on Class A Shares	$0.95	$1.30	$0.70

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net (loss) income	$(20,385)	$(48,902)	$154,372
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Amortization of equity-based compensation	127,505	87,130	84,169
Depreciation, amortization and net gains and losses on fixed assets	8,449	10,308	10,334
Net losses on early retirement of debt	6,375	14,303	—
Deferred income taxes	26,935	8,599	312,764
Non-cash lease expense	21,222	—	—
Net (gains) losses on investments, net of dividends	(4,577)	11,350	(3,465)
Operating cash flows due to changes in:
Income and fees receivable	(132,552)	300,450	(177,819)
Due from related parties	5,399	7,448	(7,708)
Other assets, net	7,733	30,607	(6,388)
Compensation payable	79,290	(106,645)	2,658
Unearned incentive income	(599)	17,109	47,631
Due to related parties	(2,674)	266	(222,563)
Operating lease liabilities	(18,286)	—	—
Other liabilities	1,107	(11,144)	(3,869)
Consolidated funds related items:
Net (gains) losses of consolidated funds	(3,768)	5,200	(8,472)
Purchases of investments	(128,917)	(378,626)	(423,147)
Proceeds from sale of investments	263,505	245,309	184,783
Other assets of consolidated funds	(31,832)	(7,769)	(307,379)
Other liabilities of consolidated funds	8,041	3,203	80,421
Net Cash Provided by (Used in) Operating Activities	211,971	188,196	(283,678)

Cash Flows from Investing Activities
Purchases of fixed assets	(1,935)	(5,830)	(4,990)
Proceeds from sale of fixed assets	—	—	57,599
Purchases of United States government obligations	(400,766)	(293,183)	(112,400)
Maturities of United States government obligations	437,574	129,781	100,000
Investments in funds	(110,650)	(179,930)	(165,519)
Return of investments in funds	60,957	180,415	6,959
Net Cash Used in Investing Activities	(14,820)	(168,747)	(118,351)

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Cash Flows from Financing Activities
Issuance and sale of Preferred Units, net of issuance costs	—	—	150,054
Contributions from noncontrolling and redeemable noncontrolling interests	6,353	148,950	3,629
Distributions to noncontrolling and redeemable noncontrolling interests	(104,098)	(52,506)	(22,526)
Dividends on Class A Shares	(19,578)	(24,842)	(12,972)
Proceeds from debt obligations, net of issuance costs	3,423	301,558	154,490
Repayment of debt obligations, including prepayment costs	(192,790)	(595,463)	(167,516)
Proceeds from securities sold under agreements to repurchase, net of issuance costs	36,134	63,099	—
Proceeds from debt obligations of consolidated CLO	—	—	666,711
Repayment of debt obligations of consolidated CLO	—	—	(222,434)
Other, net	(5,040)	(5,874)	(7,707)
Net Cash (Used in) Provided by Financing Activities	(275,596)	(165,078)	541,729
Net change in cash and cash equivalents and restricted cash	(78,445)	(145,629)	139,700
Cash and cash equivalents and restricted cash, beginning of period	323,884	469,513	329,813
Cash and Cash Equivalents and Restricted Cash, End of Period	$245,439	$323,884	$469,513

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$11,583	$28,472	$20,904
Income taxes	$4,978	$2,930	$4,156

Non-cash transactions:
Assets related to the initial consolidation of CLO	$—	$—	$100,156
Liabilities related to the initial consolidation of CLO	$—	$—	$99,878
Increase in paid-in capital as a result of tax receivable agreement amendment	$50,967	$—	$10,520
Assets related to funds deconsolidated	$92,946	$—	$653,629
Liabilities related to funds deconsolidated	$49,588	$—	$629,282

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$240,938	$315,809	$469,513
Restricted cash	4,501	8,075	—
Total Cash and Cash Equivalents and Restricted Cash	$245,439	$323,884	$469,513

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

1. OVERVIEW
Sculptor Capital Management, Inc. (the “Registrant”), formerly Och-Ziff Capital Management Group Inc., a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Company” or “Sculptor Capital”), is a global alternative asset management firm providing investment products in a range of areas, including multi-strategy, credit and real estate. With offices in New York, London, Hong Kong and Shanghai, the Company serves global clients through commingled funds, separate accounts and specialized products (collectively, the “funds”). Sculptor Capital’s distinct investment process seeks to generate attractive and consistent risk-adjusted returns across market cycles through a combination of bottom-up fundamental analysis, a high degree of flexibility, a collaborative team and integrated risk management. The Company’s capabilities span all major geographies, in strategies including fundamental equities, corporate credit, real estate debt and equity, merger arbitrage, structured credit and private investments.
The Company manages multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles. Through Institutional Credit Strategies, the Company’s asset management platform that invests in performing credits, the Company manages collateralized loan obligations (“CLOs”), aircraft securitizations, collateralized bond obligations (“CBOs”), commingled products and other customized solutions for clients.
The Company’s primary sources of revenues are management fees, which are based on the amount of the Company’s assets under management, and incentive income, which is based on the investment performance of its funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of assets under management and the investment performance of the funds.
Prior to the fourth quarter of 2019, the Company had two operating segments: Sculptor Funds and Real Estate. In the fourth quarter of 2019, the Company combined these into one operating and reportable segment, which is reflective of how the chief operating decision makers review operating results of the Company and make resource allocation decisions. The Company generates substantially all of its revenues in the United States.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Company Structure
As of December 31, 2019, the Registrant is a holding company that, through Sculptor Corp, holds equity ownership interests in the Sculptor Operating Group. The Registrant had issued and outstanding the following share classes:
•Class A Shares—Class A Shares are publicly traded and entitle the holders thereof to one vote per share on matters submitted to a vote of shareholders. The holders of Class A Shares are entitled to any distributions declared on the Class A Shares by the Registrant’s Board of Directors (the “Board”).
•Class B Shares—Class B Shares are held by executive managing directors, as further discussed below. These shares are not publicly traded but rather entitle the executive managing directors to one vote per share on matters submitted to a vote of shareholders. These shares do not participate in the earnings of the Registrant, as the executive managing directors participate in the related economics of the Sculptor Operating Group through their direct ownership in the Sculptor Operating Group, subject to the Distribution Holiday discussed below.
The Company conducts its operations through the Sculptor Operating Group. The following is a list of the outstanding units of the Sculptor Operating Partnerships as of December 31, 2019:
•Group A Units—Group A Units are limited partner interests issued to certain executive managing directors. Beginning on the final day of the Distribution Holiday (as defined in Note 3), each executive managing director may exchange his or her vested and booked-up (as defined below) Group A Units for an equal number of Class A Shares (or the cash equivalent thereof) over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions. A “book-up” is achieved when sufficient appreciation has occurred to meet a prescribed capital account book-up target under the terms of the Sculptor Operating Partnership limited partnership agreements.
Holders of Group A Units do not receive distributions during the Distribution Holiday. Group A Unit grants are accounted for as equity-based compensation. See Note 14 for additional information.
In connection with the Recapitalization, each Group A Unit outstanding on the Recapitalization date was recapitalized into 0.65 Group A Units and 0.35 Group A-1 Units.
•Group A-1 Units—Group A-1 Units are limited partner interests into which 0.35 of each Group A Unit was recapitalized in connection with the reallocation that was effectuated by the Recapitalization. The Group A-1 Units will be canceled at such time and to the extent that the Group E Units granted in connection with the Recapitalization vest and achieve a book-up. Group A-1 Units are not eligible to receive distributions at any time and do not participate in the net income (loss) of the Sculptor Operating Group. However, the holders of Group A-1 Units shall participate in any sale, change of control or other liquidity event that takes place prior to cancellation of the Group A-1 Units. In the Recapitalization, the holders of the 2016 Preferred Units (as defined below) forfeited an additional 749,813 Group A Units, which were recapitalized into Group A-1 Units.
•Group B Units—Sculptor Corp holds a general partner interest and Group B Units in each Sculptor Operating Partnership. Sculptor Corp owns all of the Group B Units, which represent equity interest in the Sculptor Operating Partnerships. Except during the Distribution Holiday as described above, the Group B Units are economically identical to the Group A Units held by executive managing directors but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

•Group E Units—Group E Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains. Each Group E Unit converts into a Group A Unit and becomes exchangeable for one Class A Share (or the cash equivalent thereof) to the extent there has been a sufficient amount of appreciation for a Group E Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group E Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent of their relative positive capital accounts (if any). In connection with the Recapitalization, all outstanding Group D Units, which were non-equity profits interests, converted into Group E Units on a one-for-one basis. Holders of Group E Units do not receive distributions during the Distribution Holiday. See Note 3 for additional information. Group E Unit grants are accounted for as equity-based compensation. See Note 14 for additional information.
•Group P Units—Group P Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains. Each Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent thereof), in each case upon satisfaction of certain service and performance conditions at such time and, with respect to exchanges, to the extent there has been sufficient appreciation for a Group P Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group P Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent that certain performance conditions are met and to the extent of their relative positive capital accounts (if any). The terms of the Group P Units may be varied for certain executive managing directors. Group P Unit grants are accounted for as equity-based compensation. See Note 14 for additional information.
•Preferred Units— The Preferred Units are non-voting preferred equity interests in the Sculptor Operating Partnerships. Preferred Units issued in 2016 and 2017 are collectively referred to as the “2016 Preferred Units.” The Preferred Units issued in 2019 are referred to as the “2019 Preferred Units.” See Note 10 for additional information.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following table presents the number of shares and units (excluding Preferred Units) of the Registrant and the Sculptor Operating Partnerships, respectively, that were outstanding as of December 31, 2019:

As of December 31, 2019
Sculptor Capital Management, Inc.
Class A Shares	21,284,945
Class B Shares	29,208,952

Sculptor Operating Partnerships
Group A Units	16,019,506
Group A-1 Units	9,779,446
Group B Units	21,284,945
Group E Units	13,450,821
Group P Units	3,410,000
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
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All intercompany transactions and balances have been eliminated in consolidation.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
The Company generally directs the activities of its funds through its role as general partner, investment manager, or CLO collateral manager.
Where the Company holds a variable interest in an entity, it is required to determine whether it should consolidate the entity. Fee arrangements are not considered variable interests when they are commensurate with the level of effort required to provide services and include only terms, conditions, or amounts that are customarily present in arrangements for similar services

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
The consolidated financial statements include the accounts of the Registrant and entities in which it, directly or indirectly, is determined to have a controlling financial interest under the following set of guidelines:
•VIEs—The Company determines whether, if by design, an entity has any of the following characteristics: (i) equity investors who lack the characteristics of a controlling financial interest; (ii) the entity does not have sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties; or (iii) substantially all of the activities of the entity are performed on behalf of a party with disproportionately few voting rights. An entity with any one of these characteristics is a VIE. Partnerships, and similarly structured entities, will be considered as VIEs where a simple majority of third party investors with equity at risk are not able to exercise substantive kick-out or participating rights over the general partner.
•VOEs—Where an entity does not have the characteristics of a VIE, it is a VOE.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
Allocations of Sculptor Operating Group Earnings and Capital
Prior to the Recapitalization, the attribution of net income (loss) of each Sculptor Operating Partnership was based on the relative ownership percentages of the Group A Units (noncontrolling interests) and the Group B Units (indirectly held by the Registrant). In applying the substantive profit-sharing arrangements in the Sculptor Operating Partnership limited partnership agreements to our consolidated financial statements, for periods subsequent to the Recapitalization and for the duration of the Distribution Holiday, we will allocate net income of each Sculptor Operating Partnership in any fiscal year solely to the Group B Units and any net loss on a pro rata basis based on the relative ownership percentages of the Group A Units and Group B Units. To the extent a Sculptor Operating Partnership incurs a net loss in an interim period, any net income recognized in a subsequent interim period in the same fiscal year is allocated on a pro rata basis to the extent of previously allocated net loss. Conversely, to the extent a Sculptor Operating Partnership recognizes net income in an interim period, any net loss incurred in a subsequent interim period in the same fiscal year is allocated solely to the Group B Units to the extent of previously allocated net income.
As of December 31, 2019, Group P Units are not participating in the earnings of the Sculptor Operating Group, as certain service and performance conditions, as described in Note 14, have not been met as of the reporting period end.
See Note 4 for additional information regarding the Company’s interest in the Sculptor Operating Group.
Noncontrolling Interests
The Group A Units represent interests in the Sculptor Operating Group not held by the Company, and amounts attributable to these units are presented as noncontrolling interests in the consolidated balance sheets, and allocations to these interests are presented as net income (loss) attributable to noncontrolling interests in the consolidated statements of comprehensive income (loss). Additionally, until the third quarter of 2019, the Company consolidated certain credit funds that it manages, wherein investors were able to redeem their interests on a monthly basis. Amounts relating to these fund investors’ interests in these funds were presented as redeemable noncontrolling interests in the consolidated balance sheets. Profits and losses attributable to these interests were presented as net income (loss) attributable to redeemable noncontrolling interests in the consolidated statements of comprehensive income (loss). See Note 4 for additional information regarding noncontrolling interests.
Preferred Units
The Company presents Preferred Units as redeemable noncontrolling interests, outside of permanent equity on the Company’s consolidated balance sheet, as the redemption of the Preferred Units may be effected in a manner not solely in control of the Company. The Company recorded the proceeds from the issuance and sale net of transactions costs. As the redemption of

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

the Preferred Units is outside of the control of the Company, the carrying value of the Preferred Units is their current full redemption value. The change in redemption value was treated as a reduction of the common equity holders’ interests in the Sculptor Operating Group. The pro rata share of the change in redemption value that was allocable to the Registrant was treated as an adjustment to net income (loss) attributable to Class A Shareholder when calculating earnings (loss) per Class A Share. See Note 10 for additional information on the Preferred Units.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.
The Company adopted ASU 2014-09 using a modified retrospective application approach as of the beginning of the first quarter of 2018 to all contracts within the scope of the standard as of the date of adoption. As a result of the adoption of ASU 2014-09, the Company now recognizes certain incentive income earlier than as prescribed under guidance in effect for prior years as the threshold for recognition of incentive income under ASU 2014-09 is lower than under the previous standard. The Company recognized an opening adjustment in 2018 to shareholders’ equity of $117.0 million, of which $41.9 million was attributable to Class A shareholders.
Management Fees
Management fees for the Company’s multi-strategy funds typically range from 0.95% to 2.25% annually of assets under management based on the net asset value of these funds. For the Company’s opportunistic credit funds, management fees typically range from 0.50% to 2.00% annually based on the net asset value of these funds. Management fees for Institutional Credit Strategies, which primarily relate to CLOs, generally range from 0.30% to 0.50% annually based on the par value of the collateral and cash held in the CLOs. Management fees for the Company’s real estate funds typically range from 0.50% to 1.50% annually based on the amount of capital committed or invested during the investment period, and on the amount of invested capital after the investment period. Management fees are recognized over the period during which the related services are performed.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
The commitment period for most of the Company’s multi-strategy assets under management is for a period of one year on a calendar-year basis with incentive income recognized annually on December 31. The Company may also recognize incentive income related to fund investor redemptions at other times during the year, and on assets under management subject to commitment periods that are longer than one year where the commitment period expires during the year. The Company may also recognize incentive income for tax distributions that the Company is entitled to that cover estimated tax obligations of the Company related to the management of certain funds, as such distributions are not subject to clawback once distributed to the Company.
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
See Note 13 for additional information regarding the Company’s revenues.
Other Revenues
Other revenues consist primarily of interest income on investments in CLOs and cash and cash equivalents and subrental income. Interest income is recognized on an effective yield basis. Subrental income is recognized on a straight-line basis over the lease term.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
Equity-Based Compensation
Compensation expense related to equity-classified share-based payments with a service condition is based on the grant-date fair value and recognized on a straight-line basis over the requisite service period for awards with both cliff vesting and graded vesting. The Company accounts for forfeitures on share-based compensation arrangements as they occur for awards subject to service conditions. For awards that are also subject to market or performance conditions, the Company includes an estimate of forfeitures as of each reporting date. The Company recognizes all income tax effects of awards within consolidated net income (loss) when the awards vest or are settled.
For liability-classified share-based payments, the Company recognizes compensation expense over the requisite service period adjusted to the fair value as of the end of the reporting period.
Compensation expense related to equity-classified share-based payments with market or performance conditions is based on the estimated fair value of the awards at the date of grant, using graded vesting, which separately considers and recognizes compensation expense over the requisite service period for each tranche. For awards with post-vesting performance conditions, at each reporting date, compensation expense is updated to reflect the fair value per share at the grant date, using the most probable outcome related to the underlying performance conditions.
See Note 14 for additional information on the Company’s equity-based compensation plans.
Group D Units
Prior to 2019, the Company issued Group D Units to executive managing directors. Group D Units were not considered equity under GAAP, and therefore no equity-based compensation expense was recognized for these units when they were granted. Distributions to holders of Group D Units were included within compensation and benefits in the consolidated statements of comprehensive income (loss). Upon the conversion of Group D Units into Group E Units in connection with the Recapitalization, the Company recognized a one-time charge for the grant-date fair value of the vested units and began to amortize the grant-date fair value of the unvested units over the service period.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
Cash and Cash Equivalents and Restricted Cash
The Company considers highly-rated liquid investments that have an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents (excluding investments in United States government obligations, as discussed below) are recorded at amortized cost plus accrued interest. As of December 31, 2019, excluding investments in United States government obligations, substantially all of the Company’s cash and cash equivalents were held with one major financial institution, which exposes the Company to a certain degree of credit risk concentration. Restricted cash represents amounts that are restricted as to usage due to regulatory reasons.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Investments in Other Funds
The Company’s equity investments in funds are accounted for under the equity method of accounting. The Company recognizes its share of earnings within net (losses) gains on investments in the consolidated statements of comprehensive income (loss).
Investments in United States Government Obligations
The Company invests in United States government obligations to manage excess liquidity. These investments are carried at fair value, as the Company has elected the fair value option in order to include any gains or losses within consolidated net income (loss). These investments are recorded in the consolidated balance sheet within cash and cash equivalents for investments with an original maturity from the date of purchase of three months or less, and within investments for those longer than three months. Changes in fair value of these investments were immaterial for the years ended December 31, 2019, 2018 and 2017.
Transfers of Financial Assets
From time to time, the Company purchases loans in the open market and sells the loans at cost to CLOs it manages. The Company accounts for the transfer of these loans as a sale upon meeting the following requirements: (i) the transferred assets are legally isolated from the Company; (ii) holder of the notes issued by the CLO (other than the Company) must have the right to sell or pledge their notes; and (iii) the Company may not maintain effective control over the transferred loans. The Company continues to recognize acquired loans until the requirements are met. Any loans for which the requirements above have not been met are classified as held for sale and measured at the lower of cost or fair value. See Note 5 for additional information.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
Debt Obligations
Debt obligations are carried at amortized cost and are reported net of any debt issuance costs, discounts and premiums. Debt issuance costs, discounts and premiums are amortized to interest expense over the life of the instrument term using the effective interest method. Unamortized debt issuance costs, discounts and premiums are written off to net losses on early retirement of debt in the consolidated statements of comprehensive income (loss) when the Company prepays borrowings prior to maturity.
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. Securities transferred to counterparties under repurchase agreements are included within investments in the consolidated balance sheets. Cash received under a repurchase agreement is recognized as a liability within securities sold under agreements to repurchase in the consolidated balance sheets. Interest expense is recognized on an effective yield basis and is included within interest expense in the consolidated statements of comprehensive income (loss). See Note 9 for additional information.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Policies of Consolidated Funds
Until the third quarter of 2019, the Company consolidated certain credit funds. These funds were considered investment companies for GAAP purposes. Pursuant to specialized accounting guidance for investment companies and the retention of that guidance in the Company’s consolidated financial statements, the investments held by the consolidated funds’ were reflected in the consolidated financial statements at their estimated fair values. The Company continues to consolidate certain financing funds that are currently not material to the Company’s consolidated balance sheets. The policies below relate to the credit funds that were deconsolidated during the third quarter of 2019.
Income of Consolidated Funds
Income of consolidated funds consisted of interest income, dividend income and other miscellaneous items. Interest income was recorded on an accrual basis. Dividend income was recorded on the ex-dividend date, net of withholding taxes, if applicable. Premiums and discounts were amortized and accreted, respectively, to income of consolidated funds in the consolidated statements of comprehensive income (loss).
Expenses of Consolidated Funds
Expenses of consolidated funds consisted of interest expense and other miscellaneous expenses. Interest expense was recorded on an accrual basis.
Investments of Consolidated Funds, at Fair Value
Investments of consolidated funds, at fair value included the consolidated funds’ investments in securities, investment companies and other investments. Securities transactions were recorded on a trade-date basis. Realized gains and losses on sales of investments of the funds were determined on a specific identification basis and were included within net gains (losses) of consolidated funds in the consolidated statements of comprehensive income (loss).
The fair value of investments held by the consolidated funds was based on observable market prices when available. Such values were generally based on the last reported sales price as of each reporting date. In the absence of readily ascertainable market values, the determination of the fair value of investments held by the consolidated funds required significant judgment or estimation. For information regarding the valuation of these assets, see Note 5.
Recently Adopted Accounting Pronouncements
Other than the adoption of ASC 842 discussed above, none of the other changes to GAAP that went into effect in the year ended December 31, 2019 had a material effect on the Company’s consolidated financial statements.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
Liquidity Redemption
In connection with his transition from the Company, the Company’s founder, Mr. Daniel S. Och submitted redemption notices for substantially all liquid balances of Mr. Och and his related parties (other than their liquid balances in the Sculptor Credit Opportunities Master Fund) — half of which was redeemed effective as of December 31, 2018 and the remainder effective March 31, 2019. The receipt by Mr. Och and his related parties of redemption proceeds associated with these redemptions is referred to as the “Liquidity Redemption.” Redemptions are generally paid in the month following the effective date of the redemption. The Liquidity Redemption was completed as of April 29, 2019. Mr. Och and his related parties have also redeemed substantially all of their liquid balances in the Sculptor Credit Opportunities Master Fund effective September 30, 2019.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The table below sets forth the calculation of noncontrolling interests related to the Group A Units for each Sculptor Operating Partnership (rounding differences may occur). The blended participation percentages presented below take into account ownership changes throughout the periods presented. In addition, the blended participation percentages in 2019 take into account the difference in methodology described above for the period prior to the Recapitalization Date compared to the period following the Recapitalization Date. For example, Sculptor Capital Advisors LP had net income in the period prior to the Recapitalization Date, and as a result, allocates a portion of its net income for the year ended December 31, 2019 to the Group A Units.

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)

Sculptor Capital LP
Net (loss)	$(101,557)	$(80,279)	$(37,353)
Blended participation percentage	43%	57%	58%
Net (Loss) Attributable to Group A Units	$(43,612)	$(45,833)	$(21,765)

Sculptor Capital Advisors LP
Net income	$37,667	$17,379	$89,395
Blended participation percentage	18%	56%	59%
Net Income Attributable to Group A Units	$6,695	$9,670	$52,344

Sculptor Capital Advisors II LP
Net income	$56,953	$18,510	$170,668
Blended participation percentage	0%	56%	59%
Net Income Attributable to Group A Units	$—	$10,447	$100,151

Total Sculptor Operating Group
Net (loss) income	$(6,937)	$(44,390)	$222,710
Blended participation percentage	n/m	58%	59%
Net (Loss) Income Attributable to Group A Units	$(36,917)	$(25,716)	$130,730
_______________
n/m not meaningful
The following table presents the components of the net (loss) income attributable to noncontrolling interests:

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Group A Units	$(36,917)	$(25,716)	$130,730
Other	733	807	900
	$(36,184)	$(24,909)	$131,630

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	December 31, 2019	December 31, 2018

	(dollars in thousands)
Group A Units	$434,943	$415,928
Other	5,836	3,503
	$440,779	$419,431
The Preferred Units and fund investors’ interests in certain consolidated funds are redeemable outside of the Company’s control. These interests are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following tables present the activity in redeemable noncontrolling interests:

	Year Ended December 31,
	2019			2018			2017
	Funds	Preferred Units	Total	Funds	Preferred Units	Total	Funds	Preferred Units	Total

	(dollars in thousands)
Beginning balance	$157,660	$420,000	$577,660	$25,617	$420,000	$445,617	$21,621	$262,500	$284,121
Fair value of Debt Securities exchanged for 2016 Preferred Units	—	(167,799)	(167,799)	—	—	—	—	—	—
Fair value of 2019 Preferred Units exchanged for 2016 Preferred Units	—	(137,759)	(137,759)	—	—	—	—	—	—
Issuance of 2019 Preferred Units, net of issuance costs	—	136,964	136,964	—	—	—	—	—	—
Preferred Units issuance, net of issuance costs	—	—	—	—	—	—	—	150,054	150,054
Change in redemption value of Preferred Units	—	(101,406)	(101,406)	—	—	—	—	7,446	7,446
Capital contributions	3,747	—	3,747	147,217	—	147,217	2,329	—	2,329
Capital distributions	(126,778)	—	(126,778)	(15,465)	—	(15,465)	—	—	—
Funds deconsolidation	(43,374)	—	(43,374)	—	—	—	—	—	—
Comprehensive income	8,745	—	8,745	291	—	291	1,667	—	1,667
Ending Balance	$—	$150,000	$150,000	$157,660	$420,000	$577,660	$25,617	$420,000	$445,617
Relinquishment of Group A Units
Sculptor Corp and Och-Ziff Holdings LLC., as the general partners of the Sculptor Operating Partnerships (collectively, the “General Partners”), entered into a Relinquishment Agreement with Daniel S. Och and certain family trusts over which Mr. Och has investment control (the “Och Trusts”) effective as of March 1, 2017 (the “Relinquishment Agreement”). Pursuant to the Relinquishment Agreement, Mr. Och and the Och Trusts agreed to cancel, in the aggregate, 3.0 million of their vested Group A Units. The Company accounted for the transaction as a repurchase of Group A Units for no consideration. A corresponding number of Class B Shares were also canceled.
The Relinquishment Agreement provides that if any of the Group D Units granted to James S. Levin on March 1, 2017 are forfeited, such forfeited units (up to an aggregate amount of 3.0 million) shall be reallocated to Mr. Och and the Och Trusts pursuant to the terms of the Sculptor Operating Partnerships’ limited partnership agreements; however, in February 2018, Mr. Och announced that he is disclaiming his right to receive any forfeited units and instead the Group D Units forfeited by James S. Levin have been canceled.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

In the third quarter of 2018, a former executive managing director of the Company relinquished 350,000 Group A Units and an equal number of Class B Shares.
Dilution of Proceeds from Tax Receivable Agreement Amendment
In September 2016, the Company amended the tax receivable agreement to provide that no amounts will be due or payable under the tax receivable agreement by Sculptor Corp, one of the Company’s wholly owned intermediate holding companies, with respect to the 2015 and 2016 taxable years. During the first quarter of 2017, Sculptor Corp contributed to the Sculptor Operating Group the cash previously set aside for such payments, which resulted in a reallocation of such contribution between the Company’s paid-in capital and the paid-in capital of the Group A Units (included within noncontrolling interests).
5. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	December 31, 2019	December 31, 2018

	(dollars in thousands)
United States government obligations, at fair value	$146,565	$179,510
CLOs, at fair value	182,870	181,868
Other investments, equity method	81,991	28,519
Total Investments	$411,426	$389,897
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
Assets and liabilities measured at fair value are classified into one of the following categories:
•Level I – Fair value is determined using quoted prices that are available in active markets for identical assets or liabilities. The types of assets and liabilities that would generally be included in this category are certain listed equities, U.S. government obligations and certain listed derivatives.
•Level II – Fair value is determined using quotations received from dealers making a market for these assets or liabilities (“broker quotes”), valuations obtained from independent third-party pricing services, the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly market observable as of the measurement date. The types of assets and liabilities that would generally be included in this category are certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt, less liquid equity securities, forward contracts and certain over the-counter (“OTC”) derivatives.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

•Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value of assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of these assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable. The types of assets and liabilities that would generally be included in this category include CLOs, real estate investments, equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt, certain OTC derivatives, residential and commercial mortgage-backed securities, asset-backed securities, collateralized debt obligations and investments in affiliated credit funds.
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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2019:

	As of December 31, 2019
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
United States government obligations	$97,034	$—	$—	$97,034

Included within investments:
United States government obligations	$146,565	$—	$—	$146,565
CLOs(1)	$—	$—	$182,870	$182,870
_______________
(1) As of December 31, 2019, investments in CLOs had contractual principal amounts of $170.0 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
Reconciliation of Fair Value Measurements Categorized within Level III
Gains and losses, excluding those of the consolidated funds are recorded within net gains (losses) on investments in the consolidated statements of comprehensive income (loss), and gains and losses of the consolidated funds are recorded within net gains (losses) of consolidated funds. Certain funds were deconsolidated in the third quarter 2019; amounts related to these funds are included within investment sales. Amortization of premium, accretion of discount and foreign exchange gains and losses on non-U.S. Dollar investments are also included within gains and losses in the tables below.
The following table summarizes the changes in the Company’s Level III assets and liabilities for the year ended December 31, 2019:

	December 31, 2018	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	December 31, 2019

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$181,868	$—	$—	$31,816	$(27,778)	$(3,036)	$182,870

Investments of consolidated funds:
Bank debt	$75,613	$7,982	$(40,272)	$29,601	$(73,772)	$848	$—
Corporate bonds	$—	$—	$—	$987	$(981)	$(6)	$—

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following table summarizes the changes in the Company’s Level III assets and liabilities for the year ended December 31, 2018:

	December 31, 2017	Transfers In	Transfers Out	Investment Purchases	Investment Sales / Settlements	Gains / Losses	December 31, 2018

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$211,749	$—	$—	$157,099	$(175,272)	$(11,708)	$181,868

Investments of consolidated funds:
Bank debt	$18,807	$1,671	$(1,244)	$146,658	$(88,600)	$(1,679)	$75,613
Transfers out of Level III presented in the tables above resulted from the fair values of certain securities becoming market observable, with fair value determined using independent pricing services. Transfers into Level III presented in the tables above resulted from the valuation of certain investments with decreased market observability, with fair values determined using independent pricing services.
The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held as of the reporting date:

	Year Ended December 31,
	2019	2018

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$(2,877)	$(9,998)

Investments of consolidated funds:
Bank debt	$—	$(2,160)
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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, including its debt obligations and repurchase agreements, approximated their fair values as of December 31, 2019. The fair value measurements for the Company’s debt obligations and repurchase agreements are categorized as Level III within the fair value hierarchy and were determined using independent pricing services.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Loans Sold to CLOs Managed by the Company
In the year ended December 31, 2018, the Company sold $29.8 million of loans to CLOs managed by the Company. No loans were sold in the year ended December 31, 2019. These loans were previously purchased by the Company in the open market, and were sold for cash at cost to the CLOs. The loans were accounted for as transfers of financial assets and met the criteria for derecognition under GAAP.
The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold the loans discussed above. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issued by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. In the year ended December 31, 2018, the Company made $24.9 million of investments related to these retained interests. No investments related to these retained interests were made in the year ended December 31, 2019. As of December 31, 2019 and 2018, the Company’s investments in these retained interests had a fair value of $88.2 million and $89.4 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. In the years ended December 31, 2019 and 2018, the Company received $3.8 million and $6.4 million, respectively, of interest and principal payments related to the retained interests.
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
In the third quarter of 2019, the Company redeemed its investments in certain funds it manages, which resulted in the Company no longer holding a controlling financial interest, and therefore deconsolidated the funds. No gain or loss was recognized as a result of the deconsolidation.

	December 31, 2019	December 31, 2018

	(dollars in thousands)
Assets
Assets of consolidated funds:
Investments of consolidated funds, at fair value	$—	$171,495
Other assets of consolidated funds	649	21,090
Total Assets	$649	$192,585

Liabilities
Liabilities of consolidated funds:
Other liabilities of consolidated funds	389	14,541
Total Liabilities	$389	$14,541

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
The table below presents the net assets of VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	December 31, 2019	December 31, 2018

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$8,805,128	$10,236,438

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned revenues	63,337	62,038
Income and fees receivable	21,841	31,658
Investments	200,215	190,674
Maximum Exposure to Loss	$285,393	$284,370

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

Year Ended December 31, 2019

(dollars in thousands)
Lease Cost
Operating lease cost	$20,579
Short-term lease cost	58
Finance lease cost - amortization of leased assets	548
Finance lease cost - imputed interest on lease liabilities	94
Less: Sublease income	(1,522)
Net Lease Cost	$19,757

Year Ended December 31, 2019

(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$18,669
Operating cash flows for finance leases	$7
Finance cash flows for finance leases	$611

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$126,007
Finance leases	$1,702

December 31, 2019

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	9.3 years
Finance leases	2.1 years

Weighted average discount rate
Operating leases	7.9%
Finance leases	7.9%

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities
2020	$22,610	$618
2021	21,108	618
2022	19,918	—
2023	19,192	—
2024	15,353	—
Thereafter	82,234	—
Total Lease Payments	180,415	1,236
Imputed interest	(52,372)	(58)
Total Lease Liabilities	$128,043	$1,178
As of December 31, 2019, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within investments in the consolidated balance sheets.

Operating Leases

(dollars in thousands)
Sublease Rent Payments Receivable
2020	$1,972
2021	1,578
2022	1,578
2023	1,235
2024	—
Thereafter	—
Total Sublease Rent Payments Receivable	$6,363

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Prior to Adoption of ASC 842
Prior to adoption of ASC 842 on January 1, 2019, the Company accounted for leases under ASC 840, and had the following future minimum lease payments as of December 31, 2018. Future minimum lease payments for capital leases were not material as of December 31, 2018.

Operating Leases

(dollars in thousands)
2019	$16,516
2020	23,324
2021	21,826
2022	19,807
2023	19,095
Thereafter	97,587
Total Payments	$198,155
Prior to the adoption of ASC 842, the Company recorded rent expense on a straight-line basis of $19.5 million, and $17.8 million, for the years ended December 31, 2018 and 2017, respectively, within general, administrative and other expenses in the consolidated statements of comprehensive income (loss).
8. DEBT OBLIGATIONS

	Debt Securities	2018 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
2020	$—	$—	$—	$—
2021	—	—	3,464	3,464
2022	40,000	—	—	40,000
2023	40,000	45,000	—	85,000
2024	40,000	—	18,301	58,301
Thereafter	80,000	—	39,201	119,201
Total Payments	200,000	45,000	60,966	305,966
Unamortized discounts & deferred financing costs	(18,002)	(895)	(341)	(19,238)
Total Debt Obligations	$181,998	$44,105	$60,625	$286,728
Debt Securities
In connection with the Recapitalization, the Sculptor Operating Partnerships, each as a borrower, entered into an unsecured senior subordinated term loan credit and guaranty agreement (the “Subordinated Credit Agreement”) under which $200.0 million of Debt Securities were issued in exchange for an equal amount of 2016 Preferred Units. The Debt Securities mature on the earlier of (i) the fifth anniversary of the date on which all obligations under the 2019 Preferred Unit Designations have been paid in full and (ii) April 1, 2026.
Commencing February 1, 2020, the Debt Securities will bear interest at a per annum rate equal to, at the borrower’s option, one, three or six-month (or twelve-month with the consent of each lender) LIBOR plus 4.75%, or a base rate plus 3.75%.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Commencing on the earlier of (i) the first anniversary of the date on which all 2019 Preferred Units are paid in full and (ii) March 31, 2022, the Debt Securities amortize in quarterly installments each in a principal amount equal to 5% of the aggregate principal amount of the Debt Securities of the applicable borrower on the effective date of the Subordinated Credit Agreement or, in the case of incremental Debt Securities of such borrower, the date 2019 Preferred Units are exchanged for incremental Debt Securities; provided that in no event shall amortization payments in any fiscal year be required to exceed $40.0 million.
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
In connection with the Recapitalization and the Senior Credit Agreement Amendment, the Company repaid $100.0 million of amounts outstanding under the 2018 Term Loan. In accordance with the Cash Sweep, the Company repaid an additional $55.0 million during 2019 and another $27.0 million on February 13, 2020.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The Amended Senior Credit Agreement contains two financial maintenance covenants. The first financial maintenance covenant states that the Company’s total fee-paying assets under management as of the last day of any fiscal quarter must be greater than $20.0 billion, and the second states that the total net leverage ratio (as defined in the Amended Senior Credit Agreement, which excludes the Debt Securities) as of the last day of any fiscal quarter must be less than (i) 3.00 to 1.00, or (ii) following the third anniversary of the Closing Date, 2.50 to 1.00. As of December 31, 2019, the Company was in compliance with the financial maintenance covenants.
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
In the event the Amended Senior Credit Agreement remains outstanding on or after March 31, 2022, the Amended Senior Credit Facility allows for the issuance of an additional $200.0 million of incremental Debt Securities in exchange for the remaining Preferred Units at that time. The Amended Senior Credit Agreement also allows restricted payments for preferred dividends of up to $12.0 million per year.
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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs, which investments had fair values of $65.9 million and $112.8 million as of December 31, 2019 and 2018, respectively.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Carrying amounts presented in the table below are net of discounts, if any, and unamortized deferred financing costs. The maturity date for each CLO Investments Loan is the earlier of the final maturity date presented in the table below or the date at which the Company no longer holds a risk retention investment in the respective CLO.

Initial Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			December 31, 2019	December 31, 2018

			(dollars in thousands)
November 28, 2016	EURIBOR plus 2.23%	December 15, 2023	$—	$17,235
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	17,245	17,224
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,679	21,674
September 14, 2017	EURIBOR plus 2.21%	September 14, 2024	18,237	18,614
February 21, 2018	LIBOR plus 1.27%	February 21, 2019	—	21,060
August 1, 2019	EURIBOR plus 1.15%	June 29, 2021	3,464	—
			$60,625	$95,807

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
On May 29, 2018, the Company entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of December 31, 2019, €12.3 million of the CLO Financing Facility remained available.
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
DECEMBER 31, 2019

The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to counterparties related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of December 31, 2019	$97,508	$—	$97,508	$97,508	$—
As of December 31, 2018	$62,801	$—	$62,801	$62,186	$615
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of December 31, 2019	$—	$—	$—	$97,508	$97,508
As of December 31, 2018	$—	$—	$—	$62,801	$62,801

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
Pursuant to the 2019 Preferred Unit Designations, distributions on the 2019 Preferred Units will be payable on the liquidation preference amount on a cumulative basis at an initial distribution rate of 0% per annum until February 19, 2020 (the “Step Up Date”), after which the distribution rate will increase to 6% per annum from the Step Up Date until the sixth anniversary of the Step Up Date, then continuing to increase in stages thereafter to a maximum of 10% per annum on and after the eighth anniversary of the Step Up Date. In addition, following the occurrence of a change of control event, the Sculptor

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Operating Partnerships will redeem the 2019 Preferred Units at a redemption price equal to the liquidation preference plus all accumulated but unpaid distributions (collectively, the “Liquidation Value”). If the Sculptor Operating Partnerships fail to redeem all of the outstanding 2019 Preferred Units after such change of control event, the distribution rate will increase by 7% per annum, beginning on the 31st day following such event. Pursuant to the 2019 Preferred Unit Designations, the Sculptor Operating Partnerships will not be required to effect such redemption until the earlier of (i) the date that is 20 days following such change of control event and (ii) the payment in full of all loans and other obligations and the termination of all commitments under the 2018 Term Loan.
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
11. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	December 31, 2019	December 31, 2018

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$52,798	$54,257
Computer hardware and software	47,361	48,178
Furniture, fixtures and equipment	8,411	8,373
Accumulated depreciation and amortization	(73,730)	(67,558)
Fixed assets, net	34,840	43,250
Goodwill	22,691	22,691
Prepaid expenses	18,507	11,629
Other	6,570	4,833
Total Other Assets, Net	$82,608	$82,403

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

12. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	December 31, 2019	December 31, 2018

	(dollars in thousands)
Accrued expenses	$19,275	$27,683
Legal provision(1)	19,100	—
Uncertain tax positions	8,250	7,000
Unused trade commissions	5,192	8,615
Deferred rent credit	—	6,231
Trades payable	—	4,978
Other	7,400	9,096
Total Other Liabilities	$59,217	$63,603
_______________
(1) Legal provision represents accrual for certain contingencies discussed in Note 19.
13. REVENUES
The following table presents management fees and incentive income recognized as revenues for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
	Management Fees	Incentive Income	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$134,404	$240,517	$168,902	$71,972	$214,116	$409,823
Credit
Opportunistic credit funds	43,729	48,526	41,035	89,182	44,753	99,308
Institutional Credit Strategies	57,877	—	50,212	—	35,381	—
Real estate funds	16,111	32,578	19,307	40,811	21,027	7,603
Other	890	—	2,406	931	4,181	11,266
Total	$253,011	$321,621	$281,862	$202,896	$319,458	$528,000

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. The following table presents the activity in the Company’s unearned incentive income for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Beginning of Period	$61,397	$143,710	$96,079
Effects of adoption of ASU 2014-09	—	(99,422)	—
Amounts collected during the period	24,946	54,538	53,915
Amounts recognized during the period	(25,545)	(37,429)	(6,284)
End of Period	$60,798	$61,397	$143,710
The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.
The following table presents the composition of the Company’s income and fees receivable as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

	(dollars in thousands)
Management fees	$25,726	$20,368
Incentive income	189,669	62,475
Income and Fees Receivable	$215,395	$82,843

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
The following table presents information regarding the impact of equity-based compensation grants on the Company’s consolidated statements of comprehensive income (loss):

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Expense recorded within compensation and benefits	$127,505	$87,130	$84,169
Corresponding tax benefit	$7,738	$2,811	$4,720

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following tables present activity related to the Company’s unvested equity awards for the year ended December 31, 2019:

	Equity-Classified RSUs		Liability-Classified RSUs		PSUs
	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested PSUs	Weighted-Average Grant-Date Fair Value
December 31, 2018	3,784,536	$30.00	433,133	$66.75	1,000,000	$11.82
Granted	1,890,579	15.33	65,277	15.25	—	—
Vested	(1,621,849)	27.86	(113,857)	64.11	—	—
Canceled or forfeited	(283,431)	25.64	—	—	—	—
December 31, 2019	3,769,835	$23.94	384,553	$58.44	1,000,000	$11.82

	Group A Units		Group E Units		Group P Units
	Unvested Group A Units	Weighted-Average Grant-Date Fair Value	Unvested Group E Units	Weighted-Average Grant-Date Fair Value	Unvested Group P Units	Weighted-Average Grant-Date Fair Value
December 31, 2018	74,962	$105.26	—	$—	3,660,000	$12.46
Granted	—	—	13,684,124	8.61	225,000	5.94
Vested	(24,271)	105.26	(3,889,242)	8.63	(225,000)	5.94
Canceled or forfeited	(26,421)	105.26	(233,303)	8.12	(475,000)	12.46
December 31, 2019	24,270	$105.26	9,561,579	$8.62	3,185,000	$12.46
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
In 2018, a certain executive managing director forfeited 600,000 Group A Units and 2,900,000 Group P Units for RSUs and certain other profit-sharing interests. The forfeiture of these units was accounted for as a modification to 640,797 equity-classified RSUs and 734,599 liability-classified RSUs, and other awards. The fair value of the modified awards was $63.62 per RSU and was based on the fair value of the original awards immediately before they were modified. The Company will continue to recognize at least the minimum compensation expense that would have been previously recognized prior to the modification.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The weighted-average grant-date fair value of equity-classified RSUs granted was $15.33, $23.34 and $31.60 for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, total unrecognized compensation expense related to equity-classified RSUs totaled $61.5 million, with a weighted-average amortization period of 2.3 years.
The weighted-average grant-date fair value of liability-classified RSUs granted was $15.25 and $15.00 for the years ended December 31, 2019 and 2018, respectively. No liability-classified RSUs were granted in 2017. As of December 31, 2019, total unrecognized compensation expense related to liability-classified RSUs totaled $22.5 million, with a weighted-average amortization period of 3.0 years.
The following table presents information related to the settlement of RSUs:

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Fair value of RSUs settled in Class A Shares	$24,131	$12,044	$13,016
Fair value of RSUs settled in cash	$2,570	$3,879	$130
Fair value of RSUs withheld to satisfy tax withholding obligations	$3,727	$4,436	$7,577
Number of RSUs withheld to satisfy tax withholding obligations	300,714	329,591	280,269
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
In the year ended December 31, 2018, the Company granted 1,000,000 PSUs, with a weighted-average grant-date fair value of $11.82 per unit. The fair value was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 35%, dividend rate of 10%, and risk-free discount rate of 2.6%. The requisite service period for these awards was estimated to be 3.1 years at the time of the grant. The Company used historical volatility in its estimate of the expected volatility. As of December 31, 2019, total unrecognized compensation expense related to these units totaled $4.5 million, with weighted-average amortization period of 1.2 years.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Group A Units
The Company recognizes compensation expense for Group A Units equal to the market value of the Company’s Class A Shares at the date of grant, less a 5% discount for transfer restrictions that remain in place after vesting. The weighted-average grant-date fair value of Group A Units was $21.85 for the year ended December 31, 2017. There were no grants for the years ended December 31, 2019 and 2018. As of December 31, 2019, total unrecognized compensation expense related to the Group A Units totaled $740 thousand with a weighted-average amortization period of 0.3 years.
Group E Units
As a part of the Recapitalization described in Note 3, the Company granted Group E Units. The Group E Units are not entitled to participate in distributions during the Distribution Holiday. The right of the Group E Units to participate in distributions is considered a performance condition that does not affect vesting. The Company is required to recognize compensation cost based on the grant-date fair value of Group E Units where the performance condition is probable of being met. The fair value of the Group E Units was calculated using the price of the Company’s Class A Shares at the date of grant, adjusted to reflect that Group E Units are not entitled to participate in distributions during the Distribution Holiday and for post-vesting transfer restrictions. As of December 31, 2019, total unrecognized compensation expense related to these units totaled $53.8 million with a weighted-average amortization period of 2.1 years. Expense for the Group E Units is recognized on an accelerated basis (i.e., each tranche will be recognized over its respective service period), as the value of the award is dependent at least in part on a performance condition.
Group P Units
In March 2017, the Company granted 7,185,000 Group P Units (“Incentive Award”), with the weighted-average grant-date fair value of $12.50 per unit. The fair value was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 36%, dividend rate of 10%, and risk-free discount rate of 2.2%. The Company used historical volatility in its estimate of the expected volatility. The requisite service period for these awards was estimated to be 3.7 years at the time of the grant. As of December 31, 2019, total unrecognized compensation expense related to the Group P Units totaled $8.4 million, with a weighted-average amortization period of 1.0 year. There have been no other grants of Group P Units.
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
Executive managing directors will be entitled to receive distributions on their Group P Units only after satisfaction of the Service Condition and the Performance Condition, from which time the executive managing director will be entitled to receive the same distributions per unit on each Group P Unit as holder.
If a holder of an Incentive Award has not satisfied both the Service Condition and the applicable Performance Condition has not been met with respect to the units comprising such Incentive Award by the sixth anniversary of the respective grant date, such units will be forfeited and canceled immediately.
Upon satisfaction of the Service Condition and the Performance Condition, Group P Units may be exchanged at the executive managing director’s discretion for Class A Shares (or the cash value thereof, as determined by the Board) provided that sufficient Appreciation (as defined in the Sculptor Operating Partnerships’ limited partnership agreements) has occurred for each Group P Unit to have become economically equivalent to a Group A Unit. Upon the exchange of a Group P Unit for a Class A

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Share (or the cash equivalent), the exchanging executive managing director will have a right to potential future payments owed to him or her under the tax receivable agreement.
15. INCOME TAXES
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
As a result of the Corporate Classification Change, the Company recognized an initial $5.6 million of additional tax expense during the second quarter of 2019. Had the Company been treated as a corporation in prior periods presented herein, there would not have been a material change in income tax expense. Following the Corporate Classification Change, generally all of the income the Registrant earns will be subject to corporate-level income taxes in the United States allowing us to realize a portion of our deferred tax assets on an accelerated basis as compared to under our prior structure.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following table presents the components of the Company’s provision for income taxes:

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Current:
Federal income taxes	$(370)	$1	$103
State and local income taxes	1,702	1,165	2,172
Foreign income taxes	5,845	2,735	2,520
	7,177	3,901	4,795
Deferred:
Federal income taxes	16,621	3,304	322,162
State and local income taxes	10,272	5,736	(9,828)
Foreign income taxes	42	(441)	430
	26,935	8,599	312,764
Total Provision for Income Taxes	$34,112	$12,500	$317,559
The foreign income tax provision was calculated on $17.7 million, $8.2 million and $21.3 million of pre-tax income generated in foreign jurisdictions for the years ended December 31, 2019, 2018 and 2017, respectively.
Deferred income tax assets and liabilities represent the tax effects of the temporary differences between the GAAP bases and tax bases of the Company’s assets and liabilities.
The following table presents the Company’s deferred income tax assets and liabilities before the impact of offsetting deferred income tax assets and liabilities within the same legal entity and tax jurisdiction:

	December 31, 2019	December 31, 2018

	(dollars in thousands)
Deferred Income Tax Assets:
Tax goodwill	$176,244	$234,437
Net operating loss	86,644	96,524
Investments in partnerships	41,865	19,607
Tax credit carryforwards	15,160	15,550
Employee compensation	1,183	1,027
Other	1,624	869
	322,720	368,014
Valuation allowance	(11,083)	(11,959)
Total Deferred Income Tax Assets	$311,637	$356,055

Total Deferred Income Tax Liabilities	$1,080	$1,030
The majority of the Company’s deferred income tax assets relate to tax goodwill in the United States that arose in connection with the Company’s initial public offering and concurrent private Class A Share offering in 2007 (collectively, the “2007 Offerings”), as well as subsequent exchanges of Group A Units for Class A Shares. These deferred income tax assets are derived from goodwill recognized for tax purposes that are subsequently amortized and result in future taxable deductions and cash savings to the Company. The Company entered into a tax receivable agreement to pay a portion of these tax savings to the

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Company’s executive managing directors and the Ziffs (as defined in Note 18). The tax goodwill amounts presented above include the increases that these tax receivable agreement payments will have on future tax goodwill. See Note 19 for additional information regarding the tax receivable agreement.
The following table presents changes in the Company’s deferred tax asset valuation allowance for the periods indicated:

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Beginning balance	$11,959	$12,028	$7,798
Additions charged to income taxes expense	—	497	6,592
Deductions	(876)	(566)	(2,362)
Ending Balance	$11,083	$11,959	$12,028
The Company has determined that it may not realize certain foreign income tax credits within the limited carryforward period available. Accordingly, a valuation allowance has been established for these items. For the periods presented above, additions relate to changes to the Company’s forecasted realizability of existing foreign tax credits and deductions are a result of a reduction in available foreign income tax credits.
As of December 31, 2019, the Company had federal income tax credit carryforwards of approximately $14.7 million that, if not used, will expire between 2020 and 2026. As of December 31, 2019, the Company had $243.1 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $71.4 million of net operating losses available to be carried forward without expiration. Additionally, $153.5 million of net operating losses are available to offset future taxable income for state income tax purposes and $149.7 million for local income tax purposes that will expire between 2035 and 2039.
The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2019	2018	2017
Statutory U.S. federal income tax rate	21.00%	21.00%	35.00%
Income passed through to noncontrolling interests	-14.68%	-15.92%	-11.13%
Nondeductible amortization of Partner Equity Units	108.30%	-1.09%	0.73%
State and local income taxes	69.91%	-16.53%	4.42%
RSU excess deferred income tax write-off	28.58%	-11.33%	0.50%
Foreign income taxes	42.89%	-6.32%	0.63%
Income not subject to entity level tax	-19.04%	4.21%	-4.54%
Return-to-provision adjustment	-2.41%	-3.57%	-0.30%
Tax effects of income recorded to equity in connection with the Recapitalization	-11.80%	—%	—%
Nondeductible transaction costs	15.91%	-3.52%	—%
Nondeductible interest expense	21.54%	—%	—%
Foreign tax credits and deductions	-11.85%	-0.77%	1.88%
Impact of federal tax reform	—%	—%	40.34%
Other, net	0.15%	-0.50%	-0.24%
Effective Income Tax Rate	248.50%	-34.34%	67.29%

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the year ended December 31, 2019 is as follows:

December 31, 2019

(dollars in thousands)

Beginning balance	$7,000
Additions for tax benefits related to prior years	1,250
Ending balance	$8,250
The Company did not accrue interest or penalties related to uncertain tax positions. As of December 31, 2019, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The amount of the Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.8 million as of December 31, 2019.
16. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Professional services	$42,370	$52,163	$43,343
Occupancy and equipment	30,281	28,769	33,358
Information processing and communications	21,443	25,917	28,274
Recurring placement and related service fees	14,034	16,247	20,153
Insurance	8,658	7,391	7,609
Business development	4,048	4,075	6,685
Foreign exchange (gains) and losses	(451)	2,766	(726)
Other expenses	10,478	12,899	13,375
	130,861	150,227	152,071
Legal settlements and provisions	19,100	31,750	—
Total General, Administrative and Other	$149,961	$181,977	$152,071

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

17. EARNINGS (LOSS) PER CLASS A SHARE
Basic earnings (loss) per Class A Share is computed by dividing the net income (loss) attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the years ended December 31, 2019, 2018 and 2017, the Company included 180,444, 142,512 and 110,373 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted earnings (loss) per Class A Share.
When calculating dilutive earnings (loss) per Class A Share, the Company applies the treasury stock method to unvested RSUs and the if-converted method to vested Group A Units and Group E Units. The Company applies the treasury stock method to unvested Group A Units and Group E Units and the if-converted method on the resulting number of units that would be issued. The Company did not include the Group P Units or PSUs in the calculations of dilutive earnings (loss) per Class A Share, as the applicable market performance conditions have not yet been met as of December 31, 2019.
The following tables present the computation of basic and diluted earnings per Class A Share:

Year Ended December 31, 2019	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$51,418	20,773,493	$2.48
Effect of dilutive securities:
Group A Units	21,469	16,976,983		—
Group E Units	—	7,817,696		—
RSUs	—	732,518		—
Diluted	$72,887	46,300,690	$1.57

Year Ended December 31, 2018	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(24,284)	19,270,929	$(1.26)
Effect of dilutive securities:
Group A Units	—	—		26,073,057
RSUs	—	—		4,826,130
Diluted	$(24,284)	19,270,929	$(1.26)

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Year Ended December 31, 2017	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$18,222	18,642,379	$0.98
Effect of dilutive securities:
Group A Units	—	—		27,230,147
RSUs	—	75,797		—
Diluted	$18,222	18,718,176	$0.97

18. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to current and former executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”) under the tax receivable agreement, as discussed further in Note 19. The Company made no payments under the tax receivable agreement in the years ended December 31, 2019, 2018 and 2017.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
As of December 31, 2019 and 2018, respectively, approximately $930.1 million and $1.9 billion of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of December 31, 2019 and 2018, approximately 41% and 29%, of these assets under management were not charged management fees or incentive income. The following table presents management fees and incentive income charged on investments held by the Company’s executive managing directors, employees and certain other related parties:

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$7,324	$14,017	$10,574
Incentive income	$8,749	$7,530	$14,052
Other
In connection with the Recapitalization, the Company paid for Mr. Och’s expenses incurred in connection with these transactions in the amount of $5.0 million, of which $4.5 million was incurred in the fourth quarter of 2018 and the remainder in

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
In connection with the Recapitalization, the Company amended the tax receivable agreement to provide that, conditioned on Sculptor Capital Management, Inc. electing to be classified as, or converting into, a corporation for U.S. tax purposes, (i) no amounts are due or payable with respect to the 2017 tax year, (ii) only partial payments equal to 85% of the excess of such cash savings that would otherwise be due over 85% of such cash savings determined assuming that taxable income equals Economic Income are due and payable in respect of the 2018 tax year and (iii) the percentage of cash savings required to be paid with respect to the 2019 tax year and thereafter, as well as with respect to cash savings from subsequent exchanges, is reduced to 75%. The amendment to the tax receivable agreement was effective on April 1, 2019, the date on which the Registrant changed its tax classification from a partnership to a corporation. As a result of the amendment to the tax receivable agreement, the Company released $67.2 million of previously accrued tax receivable agreement liability, which reduced its deferred income tax assets by $16.3 million. The net impact of $51.0 million was recognized as an increase to additional paid-in capital.
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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Sculptor Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of December 31, 2019, the estimated future payment

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

under the tax receivable agreement was $205.8 million, which is recorded in due to related parties on the consolidated balance sheets.
In 2017, the Company reduced its tax receivable agreement liability due to the decrease in future U.S. federal corporate income tax rates pursuant to the TCJA. See Note 15.
In 2016, the Company amended the tax receivable agreement to provide that no amounts will be due or payable under the agreement with respect to the 2015 and 2016 taxable years. As a result, the Company released $72.6 million of previously accrued tax receivable agreement liability, which reduced its deferred income tax assets by $33.4 million. The net impact of $39.2 million was recognized as an increase to shareholders’ equity in 2016. As a result of finalizing the 2016 tax returns in 2017, the Company released an additional $18.0 million of previously accrued tax receivable agreement liability, which reduced its deferred income tax assets by $7.5 million. The net impact of $10.5 million was recognized as an increase to shareholders’ equity in 2017.
The table below presents management’s estimate as of December 31, 2019, of the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
2020	$30,305
2021	26,370
2022	25,447
2023	32,628
2024	25,803
Thereafter	65,199
Total Payments	$205,752
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

In U.S. v. Oz Africa Management GP, LLC, Cr. No. 16-515 (NGG) (EDNY), certain former shareholders of a Canadian mining company filed a letter with the U.S. District Court for the Eastern District of New York stating they plan to seek restitution at the sentencing hearing for Oz Africa Management GP, LLC. On August 29, 2019, the court filed a Memorandum & Order in which it found that the claimants qualify as “victims” under the Mandatory Victims Restitution Act and directed the parties to submit briefs regarding the calculation of restitution, how to apportion the amount among OZ Africa Management GP, LLC and others, and whether the effort to arrive at a restitution amount is overly complex such that restitution should not be awarded.
OZ Africa Management GP, LLC has recorded a $19.1 million accrual, which is included in the consolidated financial statements of the Company. This accrual has been based on a detailed analysis performed by the Company, with assistance from

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

external advisors. Claimants have taken the position that they are owed a minimum of $290.4 million in restitution. In addition, the U.S. Department of Justice (the “DOJ”) has not expressed a view as to the appropriate amount of restitution, but has indicated that the full value of the mining rights, and not the specific portion held by the Canadian mining company in which the Claimants were shareholders, could be as high as $188.7 million. The Company does not agree with the analysis underlying these positions and will continue to vigorously defend the matter. It is possible that its losses in this matter may exceed the accrued amount and a reasonable estimate of possible additional loss cannot be made at this time.
Investment Commitments
From time to time, certain funds consolidated by the Company may have commitments to fund investments. These commitments are funded through contributions from investors in those funds, including the Company if it is an investor in the relevant fund.
The Company has unfunded capital commitments of $55.8 million to certain funds it manages. It expects to fund these commitments over the next eight years. In addition, certain current and former executive managing directors of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $49.6 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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
20. SUBSEQUENT EVENTS
Dividend
On February 13, 2020, the Company announced a cash dividend of $0.53 per Class A Share. The dividend is payable on March 3, 2020, to holders of record as of the close of business on February 25, 2020.

SCULPTOR CAPITAL MANAGEMENT, INC.
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY RESULTS — UNAUDITED
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
The following table presents the Company’s unaudited, summarized quarterly results for the year ended December 31, 2019:

	Year Ended December 31, 2019
	First	Second	Third	Fourth

	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$123,194	$103,508	$98,845	$271,799
Total expenses	129,766	115,743	133,445	214,902
Total other income (loss)	977	8,397	(2,847)	3,710
Income taxes	3,386	10,134	(1,446)	22,038
Consolidated Net (Loss) Income	(8,981)	(13,972)	(36,001)	38,569
Less: Loss allocated to noncontrolling interests	7,234	7,984	11,435	9,531
Less: Income allocated to redeemable noncontrolling interests	(5,534)	(2,637)	(574)	—
Net (Loss) Income Allocated to Sculptor Capital Management, Inc.	(7,281)	(8,625)	(25,140)	48,100
Change in redemption value of Preferred Units	44,364	—	—	—
Net Income (Loss) Attributable to Class A Shareholders	$37,083	$(8,625)	$(25,140)	$48,100

Earnings (Loss) Per Class A Share
Income (Loss) per Class A Share - basic	$1.81	$(0.42)	$(1.20)	$2.29
Income (Loss) per Class A Share - diluted	$1.73	$(0.46)	$(1.20)	$0.80
Weighted-average Class A Shares outstanding - basic	20,475,359	20,722,510	20,907,021	20,982,049
Weighted-average Class A Shares outstanding - diluted	21,491,970	36,714,012	20,907,021	48,788,289

SCULPTOR CAPITAL MANAGEMENT, INC.
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY RESULTS — UNAUDITED
The following table presents the Company’s unaudited, summarized quarterly results and balance sheet information for the year ended December 31, 2018:

	Year Ended December 31, 2018
	First	Second	Third	Fourth

	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$128,410	$109,766	$93,827	$175,220
Total expenses	113,456	130,540	129,739	145,550
Total other income (loss)	804	(15,114)	(251)	(9,779)
Income taxes	3,012	(2,524)	(860)	12,872
Consolidated Net Income (Loss)	12,746	(33,364)	(35,303)	7,019
Less: (Income) Loss allocated to noncontrolling interests	(8,635)	21,440	21,140	(9,036)
Less: (Income) Loss allocated to redeemable noncontrolling interests	(621)	(332)	(374)	1,036
Net Income (Loss) Attributable to Sculptor Capital Management, Inc.	3,490	(12,256)	(14,537)	(981)
Change in redemption value of Preferred Units	—	—	—	—
Net Income (Loss) Attributable to Class A Shareholders	$3,490	$(12,256)	$(14,537)	$(981)

Earnings (Loss) Per Class A Share
Income (Loss) per Class A Share - basic	$0.18	$(0.64)	$(0.75)	$(0.05)
Income (Loss) per Class A Share - diluted	$0.18	$(0.64)	$(0.75)	$(0.05)
Weighted-average Class A Shares outstanding - basic	19,223,092	19,256,246	19,265,777	19,337,402
Weighted-average Class A Shares outstanding - diluted	45,678,706	19,256,246	19,265,777	19,337,402