Form 10-K/A
period 2019-12-31
Sculptor Capital Management, Inc.
filed 2020-02-25
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The registrant filed with the Securities and Exchange Commission an Annual Report on Form 10-K for the year ended December 31, 2019 on February 24, 2020 (the “Form 10-K”). The registrant is filing this Amendment No. 1 (the “Amendment”) solely to include two missing conformed signatures on the Reports of Independent Registered Public Accounting Firm (“Reports”) under Items 8 and 9 of the Form 10-K. We possessed manually signed copies of the Reports when we filed the Form 10-K.
For convenience, we are refiling the entire Annual Report on Form 10-K, as amended, including new certifications by our principal executive officer and principal financial officer, which are being filed as Exhibits 31.1, 31.2 and 32.1 to this Amendment.
Except as described in this Explanatory Note, this Amendment does not amend any other information set forth in the Form 10-K, and the registrant has not updated disclosures to reflect any events that occurred subsequent to February 24, 2020.

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

Dated: February 25, 2020

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