Form 10-Q
period 2020-03-31
Sculptor Capital Management, Inc.
filed 2020-05-07
CIK 1403256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
(212) 790-0000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Shares	SCU	New York Stock Exchange

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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2020, there were 22,058,420 Class A Shares and 32,845,414 Class B Shares outstanding.

SCULPTOR CAPITAL MANAGEMENT, INC.

1

Defined Terms

2007 Offerings	Refers collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly owned indirect subsidiary of Dubai Holdings LLC

active executive managing directors	Executive managing directors who remain active in our business

Annual Report	Our annual report on Form 10-K for the year ended December 31, 2019, as amended, dated February 25, 2020 and filed with the SEC

Advisers Act	Investment Advisers Act of 1940, as amended

Class A Shares	Our Class A Shares, representing Class A common stock of Sculptor Capital Management, Inc., which are publicly traded and listed on the NYSE

Class B Shares	Class B Shares of Sculptor Capital Management, Inc., which are not publicly traded, are currently held solely by our executive managing directors and have no economic rights but entitle the holders thereof to one vote per share together with the holders of our Class A Shares

CLOs	Collateralized loan obligations

the Company, Sculptor Capital, the firm, we, us, our	Refers, unless the context requires otherwise, to the Registrant and its consolidated subsidiaries, including the Sculptor Operating Group

Exchange Act	Securities Exchange Act of 1934, as amended

executive managing directors	The current executive managing directors of the Company, and, except where the context requires otherwise, also includes certain executive managing directors who are no longer active in our business

funds	The multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles for which we provide asset management services

GAAP	U.S. generally accepted accounting principles

Group A Units	Refers collectively to one Class A operating group unit in each of the Sculptor Operating Partnerships. Group A Units are limited partner interests held by our executive managing directors

Group A-1 Units	Refers collectively to one Class A-1 operating group unit in each of the Sculptor Operating Partnerships. Group A-1 Units are limited partner interests held by our executive managing directors

Group B Units	Refers collectively to one Class B operating group unit in each of the Sculptor Operating Partnerships. Group B Units are limited partner interests held by Sculptor Corp

Group D Units	Refers collectively to one Class D operating group unit in each of the Sculptor Operating Partnerships. Group D Units are limited partner interests held by our executive managing directors

Group E Units	Refers collectively to one Class E operating group unit in each of the Sculptor Operating Partnerships. Group E Units are limited partner interests held by our executive managing directors

Group P Units	Refers collectively to one Class P operating group unit in each of the Sculptor Operating Partnerships. Group P Units are limited partner interests held by our executive managing directors

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
Also posted on our website in the “Investor Relations—Corporate Governance” section are charters for our Audit Committee; Compensation Committee; Nominating, Corporate Governance and Conflicts Committee and Corporate Responsibility and Compliance Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to Sculptor Capital Management, Inc., 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).
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
We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions, including the impact of public health crises, such as the COVID-19 pandemic; U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy; the outcome of third-party litigation involving us; the consequences of the Foreign Corrupt Practices Act settlements with the SEC and the U.S. Department of Justice (the “DOJ”) and any claims arising therefrom; whether the Company realizes all or any of the anticipated benefits from the Recapitalization and other related transactions; whether the Recapitalization and other related transactions result in any increased or unforeseen costs, indemnification obligations or have an impact on our ability to retain or compete for professional talent or investor capital; conditions impacting the alternative asset management industry; our ability to retain existing investor capital; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our active executive managing directors, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; the anticipated benefits of changing the Registrant’s tax classification from a partnership to a corporation and subsequently converting from a limited liability company to a corporation; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Assets
Cash and cash equivalents	$142,753	$240,938
Restricted cash	4,607	4,501
Investments (includes assets measured at fair value of $342,266 and $329,435, including assets sold under agreements to repurchase of $84,200 and $98,085 as of March 31, 2020 and December 31, 2019, respectively)	419,806	411,426
Income and fees receivable	43,782	215,395
Due from related parties	17,813	15,355
Deferred income tax assets	321,754	310,557
Operating lease assets	113,127	115,810
Other assets, net	79,262	82,608
Assets of consolidated funds:
Other assets of consolidated funds	649	649
Total Assets	$1,143,553	$1,397,239
Liabilities and Shareholders’ Equity
Liabilities
Compensation payable	$22,770	$187,180
Unearned incentive income	62,366	60,798
Due to related parties	195,199	211,915
Operating lease liabilities	124,240	128,043
Debt obligations	263,777	286,728
Securities sold under agreements to repurchase	95,775	97,508
Other liabilities	53,614	59,217
Liabilities of consolidated funds:
Other liabilities of consolidated funds	389	389
Total Liabilities	818,130	1,031,778
Commitments and Contingencies (Note 18)
Redeemable Noncontrolling Interests (Note 4)	151,327	150,000
Shareholders’ Equity
Class A Shares, $0.01 and $0.01 par value, 100,000,000 and 100,000,000 shares authorized, 21,946,639 and 21,284,945 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	219	213
Class B Shares, $0.01 and $0.01 par value, 75,000,000 and 75,000,000 shares authorized, 32,845,414 and 29,208,952 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	328	292
Additional paid-in capital	130,968	117,936
Accumulated deficit	(383,187)	(343,759)
Shareholders’ deficit attributable to Class A Shareholders	(251,672)	(225,318)
Shareholders’ equity attributable to noncontrolling interests	425,768	440,779
Total Shareholders’ Equity	174,096	215,461
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity	$1,143,553	$1,397,239
See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Revenues
Management fees	$66,953	$63,623
Incentive income	9,322	53,198
Other revenues	2,953	3,769
Income of consolidated funds	—	2,604
Total Revenues	79,228	123,194

Expenses
Compensation and benefits	67,419	85,715
Interest expense	5,782	6,208
General, administrative and other	34,706	37,788
Expenses of consolidated funds	—	55
Total Expenses	107,907	129,766

Other (Loss) Income
Changes in tax receivable agreement liability	278	—
Net losses on early retirement of debt	(523)	(5,458)
Net (losses) gains on investments	(34,069)	2,689
Net gains of consolidated funds	—	3,746
Total Other (Loss) Income	(34,314)	977

Loss Before Income Taxes	(62,993)	(5,595)
Income taxes	(9,968)	3,386
Consolidated and Comprehensive Net Loss	(53,025)	(8,981)
Less: Net loss attributable to noncontrolling interests	26,085	7,234
Less: Net income attributable to redeemable noncontrolling interests	—	(5,534)
Net Loss Attributable to Sculptor Capital Management, Inc.	(26,940)	(7,281)
Change in redemption value of Preferred Units	(1,327)	44,364
Net (Loss) Income Attributable to Class A Shareholders	$(28,267)	$37,083

(Loss) Earnings per Class A Share
(Loss) Earnings per Class A Share - basic	$(1.27)	$1.81
(Loss) Earnings per Class A Share - diluted	$(1.27)	$1.73
Weighted-average Class A Shares outstanding - basic	22,304,713	20,475,359
Weighted-average Class A Shares outstanding - diluted	38,319,348	21,491,970

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Number of Class A Shares
Beginning balance	21,284,945	19,905,126
Equity-based compensation	661,694	579,304
Ending Balance	21,946,639	20,484,430

Number of Class B Shares
Beginning balance	29,208,952	29,458,948
Equity-based compensation	3,636,462	(249,996)
Ending Balance	32,845,414	29,208,952

Class A Shares Par Value
Beginning balance	$213	$—
Equity-based compensation	6	—
Ending Balance	$219	$—

Class B Shares Par Value
Beginning balance	$292	$—
Equity-based compensation	36	—
Ending Balance	$328	$—

Additional Paid-in Capital
Beginning balance	$117,936	$3,135,841
Dividend equivalents on Class A restricted share units	875	539
Equity-based compensation, net of taxes	13,484	19,700
Impact of changes in Sculptor Operating Group ownership	—	(124)
Reallocation of equity and income tax effects of Recapitalization	—	35,408
Change in redemption value of Preferred Units	(1,327)	44,364
Ending Balance	$130,968	$3,235,728

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED — (continued)

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Accumulated Deficit
Beginning balance	$(343,759)	$(3,564,727)
Cash dividends declared on Class A Shares	(11,613)	(4,703)
Dividend equivalents on Class A restricted share units	(875)	(539)
Comprehensive net loss, excluding amounts attributable to redeemable noncontrolling interests	(26,940)	(7,281)
Ending Balance	$(383,187)	$(3,577,250)
Shareholders’ Deficit Attributable to Class A Shareholders	$(251,672)	$(341,522)

Shareholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$440,779	$419,431
Capital contributions	1,490	427
Capital distributions	(286)	(285)
Equity-based compensation, net of taxes	9,870	14,418
Impact of changes in Sculptor Operating Group ownership	—	124
Reallocation of equity and income tax effects of Recapitalization	—	(39,086)
Change in redemption value of Preferred Units	—	57,042
Comprehensive net loss, excluding amounts attributable to redeemable noncontrolling interests	(26,085)	(7,234)
Ending Balance	$425,768	$444,837
Total Shareholders’ Equity	$174,096	$103,315

Cash dividends paid on Class A Shares	$0.53	$0.23

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(53,025)	$(8,981)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Amortization of equity-based compensation	24,729	37,223
Depreciation, amortization and net gains and losses on fixed assets	1,802	2,411
Net losses on early retirement of debt	523	5,458
Deferred income taxes	(11,195)	2,064
Non-cash lease expense	5,298	5,310
Net losses (gains) on investments, net of dividends	35,204	(2,064)
Operating cash flows due to changes in:
Income and fees receivable	171,613	9,400
Due from related parties	(2,458)	75
Other assets, net	4,439	(686)
Compensation payable	(164,961)	(80,690)
Unearned incentive income	1,569	2,371
Due to related parties	(16,716)	1,428
Operating lease liabilities	(6,261)	(2,383)
Other liabilities	(5,616)	(14,225)
Consolidated funds related items:
Net gains of consolidated funds	—	(3,746)
Purchases of investments	—	(49,598)
Proceeds from sale of investments	—	60,094
Other assets of consolidated funds	—	(1,541)
Other liabilities of consolidated funds	—	2,402
Net Cash Used in Operating Activities	(15,055)	(35,678)

Cash Flows from Investing Activities
Purchases of fixed assets	(394)	(287)
Purchases of United States government obligations	(89,489)	—
Maturities and sales of United States government obligations	50,632	11,800
Investments in funds	(7,852)	(14,631)
Return of investments in funds	288	30,345
Net Cash (Used in) Provided by Investing Activities	(46,815)	27,227

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED — (continued)

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	1,490	2,134
Distributions to noncontrolling and redeemable noncontrolling interests	(285)	(15,897)
Dividends on Class A Shares	(11,613)	(4,703)
Proceeds from debt obligations, net of issuance costs	1,988	—
Repayment of debt obligations, including prepayment costs	(27,000)	(141,068)
Other, net	(789)	(1,886)
Net Cash Used in Financing Activities	(36,209)	(161,420)
Net change in cash and cash equivalents and restricted cash	(98,079)	(169,871)
Cash and cash equivalents and restricted cash, beginning of period	245,439	323,884
Cash and Cash Equivalents and Restricted Cash, End of Period	$147,360	$154,013

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$2,937	$5,487
Income taxes	$2,113	$2,462

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$142,753	$144,750
Restricted cash	4,607	9,263
Total Cash and Cash Equivalents and Restricted Cash	$147,360	$154,013

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

1. OVERVIEW
Sculptor Capital Management, Inc. (the “Registrant”), a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Company” or “Sculptor Capital”), is a global alternative asset management firm providing investment products in a range of areas, including multi-strategy, credit and real estate. With offices in New York, London, Hong Kong and Shanghai, the Company serves global clients through commingled funds, separate accounts and specialized products (collectively, the “funds”). Sculptor Capital’s distinct investment process seeks to generate attractive and consistent risk-adjusted returns across market cycles through a combination of bottom-up fundamental analysis, a high degree of flexibility, a collaborative team and integrated risk management. The Company’s capabilities span all major geographies, in strategies including fundamental equities, corporate credit, real estate debt and equity, merger arbitrage, structured credit and private investments.
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
The Company has one operating and reportable segment and generates substantially all of its revenues in the United States. The Company conducts its operations through Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP (collectively, the “Sculptor Operating Partnerships” and collectively with their consolidated subsidiaries, the “Sculptor Operating Group”). The Registrant holds its interests in the Sculptor Operating Group indirectly through Sculptor Capital Holding Corporation (“Sculptor Corp”), a wholly owned subsidiary of the Registrant.
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
COVID-19 Pandemic
In the first quarter of 2020, a novel strain of coronavirus (“COVID-19”) spread across the world resulting in a wide-spread economic downturn. As a result, the Company’s funds experienced significant performance-related depreciation, which has had a negative impact on the Company’s incentive income during the first quarter of 2020, as well as on the opening balance of assets under management in the second quarter, and therefore may cause the Company to recognize lower management fees from these funds in the second quarter. To the extent these losses are not reversed by gains later this year, it will have a material impact on the Company’s ability to earn incentive income in 2020, as well as in future years until the losses are recovered for continuing fund investors.
In addition, the Company experienced unrealized losses on its risk retention investments held in certain of the CLOs that it manages. While the Company is required to hold these investments for the entire duration of the CLOs, to the extent that cash flows in the CLOs deteriorate, the Company could experience declining interest income and impairments on these investments. The Company may also experience detrimental impacts to the management fees it earns from the CLOs if market conditions do not sufficiently recover over the life cycle of these CLOs.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The Company has also evaluated its long-lived assets including operating lease assets and goodwill and has not identified any impairments to these assets as of March 31, 2020.
Company Structure
As of March 31, 2020, the Registrant is a holding company that, through Sculptor Corp, holds equity ownership interests in the Sculptor Operating Group. The Registrant had issued and outstanding the following share classes:
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
The Company conducts its operations through the Sculptor Operating Group. The following is a list of the outstanding units of the Sculptor Operating Partnerships as of March 31, 2020:
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
Holders of Group A Units do not receive distributions during the Distribution Holiday. Group A Unit grants are accounted for as equity-based compensation. See Note 14 in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2019, dated February 25, 2020 (“Annual Report”) for additional information. The Company completed a recapitalization in February 2019 (“Recapitalization”). See Note 3 for additional details. In connection with the Recapitalization each Group A Unit outstanding on the Recapitalization date was recapitalized into 0.65 Group A Units and 0.35 Group A-1 Units.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Partnerships. Except during the Distribution Holiday as described above, the Group B Units are economically identical to the Group A Units held by executive managing directors but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.
•Group E Units—Group E Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains. Each Group E Unit converts into a Group A Unit and becomes exchangeable for one Class A Share (or the cash equivalent thereof) to the extent there has been a sufficient amount of appreciation for a Group E Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group E Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent of their relative positive capital accounts (if any). In connection with the Recapitalization, all outstanding Group D Units, which were non-equity profits interests, converted into Group E Units on a one-for-one basis. Holders of Group E Units do not receive distributions during the Distribution Holiday. See Note 3 for additional information. Group E Unit grants are accounted for as equity-based compensation. See Note 14 in the Annual Report for additional information.
•Group P Units—Group P Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains. Each Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent thereof), in each case upon satisfaction of certain service and performance conditions at such time and, with respect to exchanges, to the extent there has been sufficient appreciation for a Group P Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group P Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent that certain performance conditions are met and to the extent of their relative positive capital accounts (if any). The terms of the Group P Units may be varied for certain executive managing directors. Group P Unit grants are accounted for as equity-based compensation. See Note 14 in the Annual Report for additional information.
•Preferred Units— The Preferred Units are non-voting preferred equity interests in the Sculptor Operating Partnerships. Preferred Units issued in 2016 and 2017 are collectively referred to as the “2016 Preferred Units.” The Preferred Units issued in 2019 are referred to as the “2019 Preferred Units.” See Note 10 for additional information.
Executive managing directors hold a number of Class B Shares equal to the number of Group A Units, vested Group E Units, Group A-1 Units (to the extent the corresponding Class B Shares have not been canceled in connection with the vesting of certain Group E Units issued in connection with the Recapitalization, as further discussed in Note 3) and Group P Units held. Upon the exchange of a Group A Unit or a Group P Unit for a Class A Share, the corresponding Class B Share is canceled and a Group B Unit is issued to Sculptor Corp.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The following table presents the number of shares and units (excluding Preferred Units) of the Registrant and the Sculptor Operating Partnerships, respectively, that were outstanding as of March 31, 2020:

As of March 31, 2020
Sculptor Capital Management, Inc.
Class A Shares	21,946,639
Class B Shares	32,845,414

Sculptor Operating Partnerships
Group A Units	16,019,506
Group A-1 Units	9,779,446
Group B Units	21,946,639
Group E Units	13,450,821
Group P Units	3,410,000
In addition, the Company grants Class A restricted share units (“RSUs”) and performance-based RSUs (“PSUs”) to its employees and executive managing directors as a form of compensation. RSU and PSU grants are accounted for as equity-based compensation. See Note 14 in the Annual Report for additional information.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited, interim, consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s unaudited, interim, consolidated financial statements have been included and are of a normal and recurring nature. All significant intercompany transactions and balances have been eliminated in consolidation.
The results of operations presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. For example, incentive income for the majority of the Company’s multi-strategy assets under management is recognized in the fourth quarter each year, based on full year investment performance.
Recently Adopted Accounting Pronouncements
No changes to GAAP that went into effect in the three months ended March 31, 2020 had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
No changes to GAAP that are not yet effective are expected to have a material effect on the Company’s consolidated financial statements.
3. RECAPITALIZATION
On February 7, 2019, the Company completed the Recapitalization, which included a series of transactions that involved the reallocation of certain ownership interests in the Sculptor Operating Partnerships to existing members of senior management, a “Distribution Holiday” on interests held by active and former executive managing directors, an amendment to the tax receivable

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

agreement, a “Cash Sweep” to pay down the 2018 Term Loan (as defined in Note 8) and 2019 Preferred Units, and various other related transactions. In addition, (i) $200.0 million of the 2016 Preferred Units was restructured into the Debt Securities (as described in Note 8) and (ii) $200.0 million of the 2016 Preferred Units was restructured into the 2019 Preferred Units.
Reallocation of Equity
In connection with the Recapitalization, holders of Group A Units collectively reallocated 35% of their Group A Units to existing members of senior management and for potential grants to new hires. The reallocation was effected by (i) recapitalizing such Group A Units into Group A-1 Units and (ii) creating and making grants to existing members of senior management (and reserving for future grants to active managing directors and new hires) of Group E Units. An equivalent number of Group A-1 Units will be canceled at such time and to the extent that Group E Units vest and achieve a book-up. Upon vesting, holders of Group E Units received in connection with the reallocation of Group A Units will be entitled to vote a corresponding number of Class B Shares previously allocated to Group A-1 Units. Until such time as the relevant Group E Units become vested, the Class B Shares corresponding to the Group A-1 Units will be voted pro rata in accordance with the vote of the Class A Shares. In connection with the Recapitalization, the holders of the 2016 Preferred Units forfeited an additional 749,813 Group A Units (which were recapitalized into Group A-1 Units).
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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
Prior to the Recapitalization, the attribution of net income (loss) of each Sculptor Operating Partnership was based on the relative ownership percentages of the Group A Units (noncontrolling interests) and the Group B Units (indirectly held by the Registrant). In applying the substantive profit-sharing arrangements in the Sculptor Operating Partnerships’ limited partnership agreements to the Company’s consolidated financial statements, for periods subsequent to the Recapitalization and for the duration of the Distribution Holiday, the Company will allocate net income of each Sculptor Operating Partnership in any fiscal year solely to the Group B Units and any net loss on a pro rata basis based on the relative ownership percentages of the Group A Units and Group B Units. To the extent a Sculptor Operating Partnership incurs a net loss in an interim period, any net income recognized in a subsequent interim period in the same fiscal year is allocated on a pro rata basis to the extent of previously allocated net loss. Conversely, to the extent a Sculptor Operating Partnership recognizes net income in an interim period, any net loss incurred in a subsequent interim period in the same fiscal year is allocated solely to the Group B Units to the extent of previously allocated net income.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
	(dollars in thousands)

Sculptor Capital LP
Net loss	$(41,177)	$(32,049)
Blended participation percentage	42%	44%
Net Loss Attributable to Group A Units	$(17,374)	$(14,064)

Sculptor Capital Advisors LP
Net (loss) income	$(9,938)	$17,497
Blended participation percentage	42%	38%
Net (Loss) Income Attributable to Group A Units	$(4,193)	$6,695

Sculptor Capital Advisors II LP
Net (loss) income	$(8,933)	$2,053
Blended participation percentage	42%	0%
Net (Loss) Income Attributable to Group A Units	$(3,770)	$—

Total Sculptor Operating Group
Net loss	$(60,048)	$(12,499)
Blended participation percentage	42%	59%
Net Loss Attributable to Group A Units	$(25,337)	$(7,369)

The following table presents the components of the net loss attributable to noncontrolling interests:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Group A Units	$(25,337)	$(7,369)
Other	(748)	135
	$(26,085)	$(7,234)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Group A Units	$419,476	$434,943
Other	6,292	5,836
	$425,768	$440,779
The Preferred Units and fund investors’ interests in certain consolidated funds (which were deconsolidated in the third quarter of 2019) are redeemable outside of the Company’s control. These interests are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following tables present the activity in redeemable noncontrolling interests:

	Three Months Ended March 31,
	2020	2019
	Preferred Units	Funds	Preferred Units	Total
	(dollars in thousands)
Beginning balance	$150,000	$157,660	$420,000	$577,660
Fair value of Debt Securities exchanged for 2016 Preferred Units	—	—	(167,799)	(167,799)
Fair value of 2019 Preferred Units exchanged for 2016 Preferred Units	—	—	(137,759)	(137,759)
Issuance of 2019 Preferred Units, net of issuance costs	—	—	136,964	136,964
Change in redemption value of Preferred Units	1,327	—	(101,406)	(101,406)
Capital contributions	—	1,707	—	1,707
Capital distributions	—	(15,611)	—	(15,611)
Comprehensive income	—	5,534	—	5,534
Ending Balance	$151,327	$149,290	$150,000	$299,290

5. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	March 31, 2020	December 31, 2019

	(dollars in thousands)
United States government obligations, at fair value	$186,979	$146,565
CLOs, at fair value	155,287	182,870
Other investments, equity method	77,540	81,991
Total Investments	$419,806	$411,426
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2020:

	As of March 31, 2020
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
United States government obligations	$186,979	$—	$—	$186,979
CLOs(1)	$—	$—	$155,287	$155,287
_______________
(1) As of March 31, 2020, investments in CLOs had contractual principal amounts of $169.6 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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
The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended March 31, 2020:

	December 31, 2019	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	March 31, 2020

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$182,870	$—	$—	$3,333	$—	$(30,916)	$155,287
The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended March 31, 2019:

	December 31, 2018	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	March 31, 2019

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$181,868	$—	$—	$808	$(23,135)	$(1,073)	$158,468

Investments of consolidated funds:
Bank debt	$75,613	$5,178	$(23,617)	$17,557	$(16,082)	$520	$59,169
Corporate bonds	$—	$—	$—	$987	$(981)	$(6)	$—

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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
The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held as of the reporting date:

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$(30,916)	$(914)

Investments of consolidated funds:
Bank debt	$—	$436
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
Fair Value of Other Financial Instruments
As of March 31, 2020, the Company’s debt obligations had a fair value of $248.8 million and a carrying value of $263.8 million, and repurchase agreements had a fair value of $86.1 million and a carrying value of $95.8 million. The fair value measurements for the Company’s debt obligations and repurchase agreements are categorized as Level III within the fair value hierarchy and were determined using independent pricing services. Management estimates that the carrying value of the Company’s other financial instruments approximated their fair values as of March 31, 2020.
Loans Sold to CLOs Managed by the Company
From time to time the Company sells loans to CLOs managed by the Company. These loans are purchased by the Company in the open market and sold for cash at cost to the CLOs. The loans are accounted for as transfers of financial assets as they meet the criteria for derecognition under GAAP. No loans were sold in the three months ended March 31, 2020 and 2019. The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold loans in the past. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issued by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. As of March 31, 2020 and December 31, 2019, the Company’s investments in these retained interests had a fair value of $75.4 million and $88.2 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

quarterly payments of interest and principal, as applicable, on these retained interests. In the three months ended March 31, 2020 and 2019, the Company received $893 thousand and $909 thousand, respectively, of interest and principal payments related to the retained interests.
The Company uses independent pricing services to value its investments in the CLOs, including the retained interests, and therefore the only key assumption is the price provided by such service. A corresponding adverse change of 10% or 20% on price would have a corresponding impact on the fair value of the Company’s investments in CLOs.
6. VARIABLE INTEREST ENTITIES
In the ordinary course of business, the Company sponsors the formation of funds that are considered VIEs. See Note 2 of the Company's Annual Report for a discussion of entities that are VIEs and the evaluation of those entities for consolidation by the Company. The assets and liabilities of consolidated VIEs were not material as of March 31, 2020 and December 31, 2019.
The Company’s direct involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services and, in certain cases, insignificant investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses. The Company has commitments to certain funds that are VIEs as discussed in Note 18. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated.
The table below presents the net assets of VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	March 31, 2020	December 31, 2019

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$8,215,166	$8,805,128

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned revenues	64,900	63,337
Income and fees receivable	26,811	21,841
Investments	173,137	200,215
Maximum Exposure to Loss	$264,848	$285,393

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Lease Cost
Operating lease cost	$5,147	$5,149
Short-term lease cost	13	18
Finance lease cost - amortization of leased assets	137	137
Finance lease cost - imputed interest on lease liabilities	14	24
Less: Sublease income	(384)	(384)
Net Lease Cost	$4,927	$4,944

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,602	$3,998
Operating cash flows for finance leases	$3	$24
Finance cash flows for finance leases	$459	$457

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$6	$126,000
Finance leases	$—	$1,702

	March 31, 2020	December 31, 2019

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	9.1 years	9.3 years
Finance leases	2.0 years	2.1 years

Weighted average discount rate
Operating leases	7.9%	7.9%
Finance leases	7.9%	7.9%

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities
April 1, 2020 to December 31, 2020	$16,814	$156
2021	20,909	618
2022	19,713	—
2023	19,032	—
2024	15,353	—
Thereafter	82,234	—
Total Lease Payments	174,055	774
Imputed interest	(49,815)	(44)
Total Lease Liabilities	$124,240	$730
As of March 31, 2020, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within investments in the consolidated balance sheets.

Operating Leases

(dollars in thousands)
Sublease Rent Payments Receivable
April 1, 2020 to December 31, 2020	$1,112
2021	1,482
2022	1,482
2023	1,160
2024	—
Thereafter	—
Total Sublease Rent Payments Receivable	$5,236

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

8. DEBT OBLIGATIONS

	Debt Securities	2018 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
April 1, 2020 to December 31, 2020	$—	$—	$—	$—
2021	—	—	5,111	5,111
2022	40,000	—	275	40,275
2023	40,000	18,000	—	58,000
2024	40,000	—	17,972	57,972
Thereafter	80,000	—	39,201	119,201
Total Payments	200,000	18,000	62,559	280,559
Unamortized discounts & deferred financing costs	(16,124)	(330)	(328)	(16,782)
Total Debt Obligations	$183,876	$17,670	$62,231	$263,777
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
As of February 1, 2020, the Debt Securities bear interest at a per annum rate equal to, at the borrower’s option, one, three or six-month (or twelve-month with the consent of each lender) LIBOR plus 4.75%, or a base rate plus 3.75%. Commencing on the earlier of (i) the first anniversary of the date on which all 2019 Preferred Units are paid in full and (ii) March 31, 2022, the Debt Securities amortize in quarterly installments each in a principal amount equal to 5% of the aggregate principal amount of the Debt Securities of the applicable borrower on the effective date of the Subordinated Credit Agreement or, in the case of incremental Debt Securities of such borrower, the date 2019 Preferred Units are exchanged for incremental Debt Securities; provided that in no event shall amortization payments in any fiscal year be required to exceed $40.0 million.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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
In connection with the Recapitalization, the Company entered into Amendment No. 1 (the “Senior Credit Agreement Amendment”) to the Senior Credit Agreement (the Senior Credit Agreement, as amended by the Senior Credit Agreement Amendment, the “Amended Senior Credit Agreement”). In accordance with the Amended Senior Credit Agreement, indebtedness outstanding under the 2018 Term Loan will be payable in accordance with the provisions of the Cash Sweep described in Note 3. The 2018 Term Loan matures April 10, 2023. The maturity date of the 2018 Term Loan may be extended pursuant to the terms of the Amended Senior Credit Agreement. As of March 31, 2020, $18.0 million remained outstanding under the 2018 Term Loan. In accordance with the Cash Sweep, the Company repaid an additional $9.5 million on May 5, 2020.
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
The Amended Senior Credit Agreement contains two financial maintenance covenants. The first financial maintenance covenant states that the Company’s total fee-paying assets under management as of the last day of any fiscal quarter must be greater than $20.0 billion, and the second states that the total net leverage ratio (as defined in the Amended Senior Credit Agreement, which excludes the Debt Securities) as of the last day of any fiscal quarter must be less than (i) 3.00 to 1.00, or (ii) following the third anniversary of the Closing Date, 2.50 to 1.00. As of March 31, 2020, the Company was in compliance with the financial maintenance covenants.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. In addition to customary events of default included in financing arrangements of this type, an event of default would also be triggered in the event that there is an event of default at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default, where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs, which investments had fair values of $57.0 million and $65.9 million as of March 31, 2020 and December 31, 2019, respectively.
Carrying amounts presented in the table below are net of discounts, if any, and unamortized deferred financing costs. The interest rates on the CLO Investments Loans are variable based on LIBOR or EURIBOR (subject to a floor of zero percent). The maturity date for each CLO Investments Loan is the earlier of the final maturity date presented in the table below or the date at which the Company no longer holds a risk retention investment in the respective CLO.

Initial Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			March 31, 2020	December 31, 2019

			(dollars in thousands)
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	$17,250	$17,245
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,680	21,679
September 14, 2017	EURIBOR plus 2.21%	September 14, 2024	17,915	18,237
August 1, 2019	EURIBOR plus 1.15%	June 29, 2021	5,111	3,464
February 27, 2020	EURIBOR plus 0.80%	January 11, 2022	275	—
			$62,231	$60,625

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
On May 29, 2018, the Company entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of March 31, 2020, €12.3 million of the CLO Financing Facility remained available.
Each transaction entered into under the CLO Financing Facility provides for payment netting and, in the case of a default or similar event with respect to the counterparty to the CLO Financing Facility, provides for netting across transactions. Generally, upon a counterparty default, the Company can terminate all transactions under the CLO Financing Facility and offset amounts it owes in respect of any one transaction against collateral it has received in respect of any other transactions under the CLO Financing Facility; provided, however, that in the case of certain defaults, the Company may only be able to terminate and offset solely with respect to the transaction affected by the default. During the term of a transaction entered into under the CLO Financing Facility, the Company will deliver cash or additional securities acceptable to the counterparty if the securities sold are in

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

default. In addition to customary events of default included in financing arrangements of this type, an event of default would also be triggered in the event that there is an event of default at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. Upon termination of a transaction, the Company will repurchase the previously sold securities from the counterparty at a previously determined repurchase price. The CLO Financing Facility may be terminated at any time upon certain defaults or circumstances agreed upon by the parties.
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
The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to counterparties related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of March 31, 2020	$95,775	$—	$95,775	$84,200	$11,575
As of December 31, 2019	$97,508	$—	$97,508	$97,508	$—
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of March 31, 2020	$—	$—	$—	$95,775	$95,775
As of December 31, 2019	$—	$—	$—	$97,508	$97,508

10. PREFERRED UNITS
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

principal amount equal to the Liquidation Value (as defined below) of such 2019 Preferred Units, with such Debt Securities having the same terms as the existing $200.0 million of Debt Securities.
Pursuant to the 2019 Preferred Unit Designations, distributions on the 2019 Preferred Units were payable on the liquidation preference amount on a cumulative basis at an initial distribution rate of 0% per annum until February 19, 2020 (the “Step Up Date”), after which the distribution rate increased to 6% per annum from the Step Up Date until the sixth anniversary of the Step Up Date, then continue to increase in stages thereafter to a maximum of 10% per annum on and after the eighth anniversary of the Step Up Date. The Company has the option to defer distributions on the 2019 Preferred Units, in which case such amount is added to the redemption value of the 2019 Preferred Units and such amounts would also be eligible for the redemption discount described above. The Company elected to do so for the first payment due during the first quarter of 2020.
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
11. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	March 31, 2020	December 31, 2019

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$52,798	$52,798
Computer hardware and software	47,755	47,361
Furniture, fixtures and equipment	8,411	8,411
Accumulated depreciation and amortization	(75,531)	(73,730)
Fixed assets, net	33,433	34,840
Goodwill	22,691	22,691
Prepaid expenses	17,955	18,507
Other	5,183	6,570
Total Other Assets, Net	$79,262	$82,608

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

12. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	March 31, 2020	December 31, 2019

	(dollars in thousands)
Legal provision	$19,100	$19,100
Accrued expenses	15,079	19,275
Uncertain tax positions	8,250	8,250
Unused trade commissions	4,842	5,192
Other	6,343	7,400
Total Other Liabilities	$53,614	$59,217

13. REVENUES
The following table presents management fees and incentive income recognized as revenues for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$32,373	$1,824	$34,381	$14,984
Credit
Opportunistic credit funds	9,563	4,670	10,435	30,920
Institutional Credit Strategies	15,266	—	13,723	—
Real estate funds	9,743	2,828	4,832	7,294
Other	8	—	252	—
Total	$66,953	$9,322	$63,623	$53,198
A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. The following table presents the activity in the Company’s unearned incentive income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Beginning of Period	$60,798	$61,397
Amounts collected during the period	2,501	7,832
Amounts recognized during the period	(933)	(5,460)
End of Period	$62,366	$63,769

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.
The following table presents the composition of the Company’s income and fees receivable as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

	(dollars in thousands)
Management fees	$28,622	$25,726
Incentive income	15,160	189,669
Income and Fees Receivable	$43,782	$215,395

14. INCOME TAXES
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
The Company’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of the Corporate Classification Change, inclusive of an analysis of tax basis and state tax implications of certain partnerships and their underlying assets and liabilities as of April 1, 2019. The Company’s estimate is based on the most recent information available; however, the impact of the conversion cannot be finally determined until the Company’s 2019 tax returns have been finalized. The Company does not currently expect such information to become available until the fourth quarter of 2020. The tax basis and state impact of the partnerships and their underlying assets and liabilities are based on estimates subject to finalization of the Company’s tax returns, and the impact of the Corporate Classification Change may differ, possibly materially, from the current estimates described herein.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended March 31,
	2020	2019
Statutory U.S. federal income tax rate	21.00%	21.00%
Income passed through to noncontrolling interests	-9.04%	21.52%
Nondeductible transaction costs	—%	-37.08%
Tax effects of income recorded to equity in connection with the Recapitalization	—%	28.96%
Foreign income taxes	3.99%	-18.71%
RSU excess income tax benefit or expense	0.63%	-18.52%
State and local income taxes	1.44%	-13.64%
Income not subject to entity level tax	—%	7.82%
Nondeductible amortization of Partner Equity Units	-2.31%	-59.95%
Nondeductible interest expense	-0.45%	—%
Other, net	0.56%	8.08%
Effective Income Tax Rate	15.82%	-60.52%
The Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the Company had a liability for unrecognized tax benefits of $8.3 million. As of and for the three months ended March 31, 2020, the Company did not accrue interest or penalties related to uncertain tax positions. As of March 31, 2020, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.8 million as of March 31, 2020.
15. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Professional services	$9,749	$14,960
Occupancy and equipment	7,605	7,584
Recurring placement and related service fees	6,492	3,342
Information processing and communications	5,024	5,362
Insurance	2,130	2,152
Business development	1,060	1,098
Foreign exchange (gains) and losses	(29)	48
Other expenses	2,675	3,242
Total General, Administrative and Other	$34,706	$37,788

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

16. (LOSS) EARNINGS PER CLASS A SHARE
Basic (loss) earnings per Class A Share is computed by dividing the net (loss) income attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended March 31, 2020 and 2019, the Company included 566,136 and 184,254 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share.
When calculating dilutive (loss) earnings per Class A Share, the Company applies the treasury stock method to unvested RSUs and the if-converted method to vested Group A Units and Group E Units. The Company applies the treasury stock method to unvested Group A Units and Group E Units and the if-converted method on the resulting number of units that would be issued. The Company did not include the Group P Units or PSUs in the calculations of dilutive (loss) earnings per Class A Share, as the applicable market performance conditions have not yet been met as of March 31, 2020.
The following tables present the computation of basic and diluted earnings per Class A Share:

Three Months Ended March 31, 2020	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(28,267)	22,304,713	$(1.27)
Effect of dilutive securities:
Group A Units	(20,416)	16,014,635		—
Group E Units	—	—		13,450,821
RSUs	—	—		4,169,785
Diluted	$(48,683)	38,319,348	$(1.27)

Three Months Ended March 31, 2019	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$37,083	20,475,359	$1.81
Effect of dilutive securities:
Group A Units	—	—		20,039,945
Group E Units	—	1,016,611		—
RSUs	—	—		4,606,223
Diluted	$37,083	21,491,970	$1.73

17. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to current and former executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”) under the tax receivable agreement, as discussed further in Note 18. The Company made payments totaling $18.2 million under the tax receivable agreement (inclusive of interest thereon) in the three months ended March 31, 2020. No payments were made in the three months ended March 31, 2019.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
As of March 31, 2020 and 2019, respectively, approximately $869.8 million and $1.4 billion of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of March 31, 2020 and 2019, approximately 43% and 21%, of these assets under management were not charged management fees or incentive income. The following table presents management fees and incentive income charged on investments held by the Company’s executive managing directors, employees and certain other related parties:

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$1,066	$2,725
Incentive income	$337	$1,561
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
18. COMMITMENTS AND CONTINGENCIES
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Sculptor Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of March 31, 2020, the estimated future payment under the tax receivable agreement was $187.5 million, which is recorded in due to related parties on the consolidated balance sheets.
The table below presents management’s estimate as of March 31, 2020, of the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
April 1, 2020 to December 31, 2020	$11,796
2021	—
2022	3,689
2023	24,109
2024	35,841
Thereafter	112,026
Total Payments	$187,461
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
OZ Africa Management GP, LLC has recorded a $19.1 million accrual, which is included in the consolidated financial statements of the Company. This accrual has been based on a detailed analysis performed by the Company, with assistance from external advisors. The U.S. Department of Justice (the “DOJ”) has not expressed a view as to the appropriate amount of restitution, but has indicated that the value of the portion of the mining rights held by the Canadian company in which the claimants were shareholders could be as high as $151.5 million. Claimants have taken the position that the value of their interest in these rights is $421.8 million. The Company does not agree with the analysis underlying these positions and believes material reductions would need to be applied to each in any event to arrive at a restitution figure. The Company will continue to vigorously defend the matter. It is possible that its losses in this matter may exceed the accrued amount.
Additionally, on January 23, 2020, the Company entered into an amendment to the Deferred Prosecution Agreement (the “DPA”) with the DOJ and the U.S. Attorney’s Office for the Eastern District of New York that extended the term of the DPA until 61 days after the entry of a final judgment by the U.S. District Court for the Eastern District of New York in the matter of U.S. v. Oz Africa Management GP, LLC, Cr. No. 16-515 (NGG) (EDNY). The amendment makes no other material changes to the DPA. The extension is based solely on the voluntary agreement of the parties and is not premised on any non-compliance by the Company with the DPA.
Investment Commitments
From time to time, certain funds consolidated by the Company may have commitments to fund investments. These commitments are funded through contributions from investors in those funds, including the Company if it is an investor in the relevant fund.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The Company has unfunded capital commitments of $60.7 million to certain funds it manages. It expects to fund these commitments over the next eight years. In addition, certain current and former executive managing directors of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $32.3 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes included in Item 1 of this quarterly report and with our audited consolidated financial statements and the related notes included in our Annual Report. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Forward-Looking Statements” in this report, and under the heading “Item 1A. Risk Factors” in this quarterly report and in our Annual Report, and in other reports we file with the SEC, that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. An investment in our Class A Shares is not an investment in any of our funds.
Overview
COVID-19 Pandemic
In the first quarter of 2020, a novel strain of coronavirus (“COVID-19”) spread across the world resulting in a wide-spread economic downturn. As a result, our funds experienced significant performance-related depreciation, which has had a negative impact on our incentive income during the first quarter of 2020, as well as on the opening balance of assets under management in the second quarter, and therefore may cause us to recognize lower management fees from these funds in the second quarter. To the extent these losses are not reversed by gains later this year, it will have a material impact on our ability to earn incentive income in 2020, as well as in future years until the losses are recovered for continuing fund investors.
In addition, we experienced unrealized losses on our risk retention investments held in certain of the CLOs that we manage. While we are required to hold these investments for the entire duration of the CLOs, to the extent that cash flows in the CLOs deteriorate, we could experience declining interest income and impairments on these investments. We may also experience detrimental impacts to the management fees we earn from the CLOs that we manage if market conditions do not sufficiently recover over the life cycle of these CLOs.
We have also evaluated our long-lived assets including operating lease assets and goodwill and have not identified any impairments to these assets as of March 31, 2020.
We have successfully executed a business continuity plan and continued our operations with no material interruptions by implementing a work from home model as necessary to protect the health and well-being of our employees and in response to mandated precautions, where applicable. In addition, we have reached out to our critical vendors to ensure that they are well positioned to operate during the pandemic. We rely significantly on the effectiveness of our information technology infrastructure to continue our operations and to continue to maintain appropriate controls over operations, treasury function, accounting and financial reporting.
Due to the uncertainty over the timing and extent of any possible global economic recovery, we cannot readily estimate or determine the effects that the COVID-19 pandemic will ultimately have on our future business and financial results. Please see the COVID-19 commentary included throughout this MD&A, including “—Liquidity and Capital Resources” as well as “Item 1A. Risk Factors” in this quarterly report for additional information on these impacts and the potential impacts on our results of operations and financial position.
Overview of Our Financial Results
We reported a GAAP net loss of $28.3 million in the first quarter of 2020, compared to net income of $37.1 million in the first quarter of 2019. The increase in net loss attributable to Class A Shareholders for the first quarter of 2020 was primarily due to lower incentive income and unrealized losses on our investments, partially offset by lower income taxes, lower compensation and benefits expenses, lower general, administrative and other expenses and lower losses on early retirement of debt. Also impacting our results to Class A Shareholders was an adjustment to the redemption value of Preferred Units recognized in connection with the Recapitalization in the first quarter of 2019 that increased net income attributable to Class A Shareholders in the first quarter of 2019 by $44.4 million. In the first quarter of 2020, an adjustment of $1.3 million to the redemption value of the Preferred Units related to the accrual of distributions on the units decreased amounts attributable to Class A Shareholders in the first quarter of 2020. Please see “—Results of Operations” for detailed discussion of the drivers of our results.

Economic Income was $2.3 million in first quarter of 2020, compared to $37.8 million in first quarter of 2019. This decrease was primarily due to lower incentive income, partially offset by lower compensation and benefits expenses and lower general, administrative and other expenses. Please see “—Economic Income Analysis” for detailed discussion of the drivers of our results. Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $33.4 billion as of March 31, 2020. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $23.9 billion, comprising 71% of our total assets under management as of March 31, 2020. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $24.9 billion, comprising 75% of assets under management as of March 31, 2020.
Assets under management in our multi-strategy funds totaled $8.5 billion as of March 31, 2020, decreasing $1.8 billion, or 18%, year-over-year. This change was driven by net capital outflows of $1.7 billion, primarily in the Sculptor Master Fund, our largest multi-strategy fund, performance-related depreciation of $67.9 million, and $49.5 million of distributions to investors in certain smaller funds that we have decided to close.
Sculptor Master Fund generated a gross return of -6.5% and a net return of -6.6% year-to-date through March 31, 2020. Losses in Sculptor Master Fund were concentrated in corporate credit where even the highest quality securities widened to levels not seen since the global financial crisis of 2008. We view the majority of these losses to be mark-to-market in nature, resulting from technical pressure that had become disconnected from fundamentals, and we believe that much of the performance will be earned back in time. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the Sculptor Master Fund.
Assets under management in our dedicated credit products totaled $20.9 billion as of March 31, 2020, increasing $1.8 billion, or 9%, year-over-year. Assets under management in our opportunistic credit funds totaled $4.9 billion as of March 31, 2020, decreasing $842.3 million, or 15%, year-over-year. This change was driven by $789.6 million of performance-related depreciation, $32.4 million of net outflows, and $20.3 million of distributions in our closed-end opportunistic credit funds.
Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of -19.8% and a net return of -20.0% year-to-date through March 31, 2020. Similar to the Sculptor Master Fund, performance was impacted by the widened levels of credit spreads not seen since 2008. Again, our view is that the majority of the March credit losses were not due to permanent capital impairment and we believe we will recover much of that performance over time. Assets under management for the fund were $1.1 billion as of March 31, 2020.
Assets under management in Institutional Credit Strategies totaled $16.0 billion as of March 31, 2020, increasing $2.6 billion, or 20%, year-over-year. The increase was driven primarily by the closing of additional CLOs and launches of aircraft securitizations and a CBO, partially offset by changes in underlying collateral value and distributions.
Assets under management in our real estate funds totaled $4.0 billion as of March 31, 2020, increasing $1.3 billion, or 50%, year-over-year primarily due to launch of Sculptor Real Estate Fund IV and a related co-investment vehicle, partially offset by $1.2 billion of distributions and other reductions primarily related to the expiration of the investment period of Sculptor Real Estate Fund III and related co-investment vehicles. Since inception through March 31, 2020, the gross internal rate of return (“IRR”) was 28.7% and 18.7% net for Sculptor Real Estate Fund III (for which the investment period ended in September 2019).
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
In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific company events, we could experience increased redemptions and a consequent reduction in our assets under management. Over the past few years, our assets under management have declined and this trend may continue to some extent for some period of time in light of the 2016 settlements and the global economic downturn as a result of the COVID-19 pandemic. Throughout the latter part of 2017 and 2018, net outflows from our multi-strategy funds began to normalize and were partially offset by growth in our Institutional Credit Strategies business, as well as positive fund performance. However, in the first part of 2020 our funds experienced significant performance-related depreciation due to the unprecedented market events that unfolded as a result of the COVID-19 pandemic. The COVID-19 pandemic has affected almost every segment of the global economy and may have a negative impact on our assets under management, management fees and incentive income.
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of March 31, 2020, approximately 3% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 43% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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
Appreciation (depreciation) in the tables below reflects the aggregate net capital appreciation (depreciation) for the entire period and is presented on a total return basis, net of all fees and expenses (except incentive income on Special Investments), and includes the reinvestment of all dividends and other income. Management fees and incentive income vary by product. Appreciation (depreciation) within Institutional Credit Strategies includes the effects of changes in the par value of the underlying collateral of the CLOs and CBO, foreign currency translation changes in the measurement of assets under management of our European CLOs and changes in the portfolio appraisal values for aircraft securitizations.

Summary of Changes in Assets Under Management
The tables below present the changes to our assets under management for the respective periods based on the type of funds or investment vehicles we manage.

	Three Months Ended March 31, 2020
	December 31, 2019	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	March 31, 2020

	(dollars in thousands)
Multi-strategy funds	$9,332,118	$(209,674)	$(5,446)	$(656,788)	$8,460,210
Credit
Opportunistic credit funds	6,025,306	(279,275)	—	(801,199)	4,944,832
Institutional Credit Strategies	15,710,319	396,992	(6)	(112,906)	15,994,399
Real estate funds	3,393,876	646,876	(41,390)	(9,541)	3,989,821
Other	8,311	16	(7,113)	—	1,214
Total	$34,469,930	$554,935	$(53,955)	$(1,580,434)	$33,390,476

	Three Months Ended March 31, 2019
	December 31, 2018	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	March 31, 2019

	(dollars in thousands)
Multi-strategy funds	$10,420,858	$(886,353)	$(21,278)	$779,324	$10,292,551
Credit
Opportunistic credit funds	5,751,411	(63,530)	(26,972)	126,209	5,787,118
Institutional Credit Strategies	13,491,734	13,506	(107,147)	(32,450)	13,365,643
Real estate funds	2,577,040	75,470	—	(22)	2,652,488
Other	286,635	(62,868)	—	379	224,146
Total	$32,527,678	$(923,775)	$(155,397)	$873,440	$32,321,946
In the three months ended March 31, 2020, our funds experienced performance-related depreciation of $1.6 billion and net inflows of $554.9 million. The net inflows were comprised of (i) $1.1 billion of gross inflows, driven by $646.9 million in real estate funds, primarily due to additional closes of Sculptor Real Estate Fund IV, and $427.1 million in Institutional Credit Strategies, primarily driven by a launch of an aircraft securitization; and (ii) $571.8 million of gross outflows due to redemptions, primarily in our open-ended credit and multi-strategy funds. In 2020, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from private banks and pensions, while pensions were the largest source of gross outflows.
As of May 1, 2020, estimated assets under management increased to $34.0 billion, driven by $472.3 million of performance-related appreciation and capital net inflows of $178.5 million.
In the three months ended March 31, 2019, our funds experienced performance-related appreciation of $873.4 million and net outflows of $923.8 million. The net inflows were comprised of $240.4 million of gross inflows and $1.2 billion of gross outflows due to redemptions, primarily in our multi-strategy funds. In 2019, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from fund-of-funds, related parties and family offices and individuals, while related parties were the largest sources of gross outflows. The net outflows include approximately $558.1 million of redemptions to former executive managing directors, the majority of which were driven by the anticipated Liquidity Redemption discussed in Note 3 of our Annual Report.

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

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Weighted-average assets under management	$34,393,956	$31,588,371
Average management fee rates	0.70%	0.77%
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
The return information presented in this report represents, where applicable, the composite performance of all feeder funds that comprise each of the master funds presented. Gross return information is generally calculated using the total return of all feeder funds, net of all fees and expenses except management fees and incentive income of such feeder funds and master funds and the returns of each feeder fund include the reinvestment of all dividends and other income. Net return information is generally calculated as the gross returns less management fees and incentive income. Return information that includes Special Investments excludes incentive income on unrealized gains attributable to such investments, which could reduce returns at the time of realization. Special Investments and initial public offering investments are not allocated to all investors in the funds, and investors that were not allocated Special Investments and initial public offering investments may experience materially different returns.
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 0.94% to 2.25% annually of assets under management. For the first quarter of 2020, our multi-strategy funds had an average management fee rate of 1.28%.
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

			Returns for the Three Months Ended March 31,				Annualized Returns Since Inception Through March 31, 2020
	Assets Under Management as of March 31,		2020		2019
	2020	2019	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Sculptor Master Fund(1)	$7,776,131	$9,191,339	-6.5%	-6.6%	10.1%	8.4%	16.0%	(2)	11.0%	(2)
Sculptor Enhanced Master Fund	622,453	886,834	-7.5%	-7.2%	15.0%	12.7%	12.4%		8.2%
Other funds	61,626	214,378	n/m	n/m	n/m	n/m	n/m		n/m
	$8,460,210	$10,292,551
_______________
n/m not meaningful
(1)The returns for the Sculptor Master Fund exclude Special Investments. Special Investments in the Sculptor Master Fund are held by investors representing a small percentage of assets under management in the fund. As of March 31, 2020, inclusive of these Special Investments, the returns of the Sculptor Master Fund for three months ended March 31, 2020 were -6.8% gross and -6.8% net, for three months ended March 31, 2019 were 9.5% gross and 7.9% net, and annualized since inception through March 31, 2020 were 15.7% gross and 10.9% net.
(2)The annualized returns since inception are those of the Sculptor Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Sculptor Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of March 31, 2020, the annualized returns since the Sculptor Master Fund’s inception on January 1, 1998 were 12.5% gross and 8.3% net excluding Special Investments and 12.2% gross and 8.2% net inclusive of Special Investments.
The $1.8 billion, or 18%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $1.7 billion, primarily from the Sculptor Master Fund, our largest multi-strategy fund, performance-related depreciation of $67.9 million, and distributions of $49.5 million in certain other multi-strategy funds that we have decided to close. In 2020, the largest sources of gross outflows from our multi-strategy funds were attributable to private banks, pensions, and foundations and endowments.
In the first quarter of 2020, the Sculptor Master Fund generated a gross return of -6.5% and a net return of -6.6%. Losses in Sculptor Master Fund were concentrated in corporate credit where even the highest quality securities widened to levels not seen since the global financial crisis of 2008. We view the majority of these losses to be mark-to-market in nature, resulting from technical pressure that had become disconnected from fundamentals, and we believe that much of the performance will be earned back in time.
In the first quarter of 2019, the Sculptor Master Fund generated a gross return of 10.1% and a net return of 8.4%. Sculptor Master Fund delivered positive returns across all major strategies in the quarter with performance driven primarily by global equities, corporate credit and merger arbitrage.

Credit

	Assets Under Management as of March 31,
	2020	2019

	(dollars in thousands)
Opportunistic credit funds	$4,944,832	$5,787,118
Institutional Credit Strategies	15,994,399	13,365,643
	$20,939,231	$19,152,761
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.75% to 2.00% annually of the net asset value of these funds. For the first quarter of 2020, our opportunistic credit funds had an average management fee rate of 0.67%.
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

			Returns for the Three Months Ended March 31,				Annualized Returns Since Inception Through March 31, 2020
	Assets Under Management as of March 31,		2020		2019
	2020	2019	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Sculptor Credit Opportunities Master Fund(1)	$1,064,409	$1,726,050	-19.8%	-20.0%	3.4%	2.4%	11.5%	7.5%
Customized Credit Focused Platform	2,878,029	3,207,350	-17.7%	-14.4%	4.8%	3.6%	14.0%	10.5%
Closed-end opportunistic credit funds	518,104	447,976	See below for return information on our closed-end opportunistic credit funds.
Other funds	484,290	405,742	n/m	n/m	n/m	n/m	n/m	n/m
	$4,944,832	$5,787,118
_______________
n/m not meaningful
(1)The returns for the Sculptor Credit Opportunities Master Fund exclude Special Investments. Special Investments in the Sculptor Credit Opportunities Master Fund are held by investors representing a small percentage of assets under management in the fund. As of March 31, 2020, inclusive of these Special Investments, the returns of the Sculptor Credit Opportunities Master Fund for three months ended March 31, 2020 were -19.9% gross and -20.2% net, for three months ended March 31, 2019 were 3.2% gross and 2.3% net, and annualized since inception through March 31, 2020 were 11.1% gross and 7.3% net.

Assets under management in our opportunistic credit funds decreased by $842.3 million, or 15%, year-over-year. This change was driven by $789.6 million of performance-related depreciation, $32.4 million of net outflows, and $20.3 million of distributions in our closed-end opportunistic credit funds.
In the first quarter of 2020, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of -19.8% and a net return of -20.0%. Similar to the Sculptor Master Fund, performance was impacted by the widened levels of credit spreads not seen since 2008. Again, our view is that the majority of the March credit losses were not due to permanent capital impairment and we believe we will recover much of that performance over time.
In the first quarter of 2019, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 3.4% and a net return of 2.4%. Performance was broad-based with gains across both the corporate and structured credit strategies, and geographies.
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

	Assets Under Management as of March 31,		Inception to Date as of March 31,2020
	2020	2019	Total Commitments	Total Invested Capital(1)	Gross IRR(2)	Net IRR(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Sculptor European Credit Opportunities Fund (2012-2015)	$—	$1,455	n/a	n/a	n/a	n/a	n/a
Sculptor Structured Products Domestic Fund II (2011-2014)	46,610	61,966	326,850	326,850	19.3%	15.2%	2.1x
Sculptor Structured Products Offshore Fund II (2011-2014)	50,480	64,360	304,531	304,531	16.7%	13.0%	1.9x
Sculptor Structured Products Offshore Fund I (2010-2013)	3,744	6,095	155,098	155,098	23.8%	19.1%	2.1x
Sculptor Structured Products Domestic Fund I (2010-2013)	3,270	5,350	99,986	99,986	22.6%	18.0%	2.0x
Other funds	414,000	308,750	414,750	80,959	n/m	n/m	n/m
	$518,104	$447,976	$1,301,215	$967,424
_______________
n/m not meaningful
(1)Represents funded capital commitments net of recallable distributions to investors.
(2)Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of March 31, 2020, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.
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
Assets under management for Institutional Credit Strategies are generally based on the par value of the collateral and cash held for CLOs and CBO, and adjusted portfolio values for our aircraft securitizations. However, assets under management are reduced for any investments in these securitization vehicles held by our other funds to avoid double counting these assets. Management fees for Institutional Credit Strategies, generally range from 0.30% to 0.50% annually of assets under management. For the first quarter of 2020, Institutional Credit Strategies had an average management fee rate of 0.46% gross of rebates on cross-investments from other funds we manage (0.37% net of such rebates).
Incentive income from our CLOs and CBO is generally equal to 20% of the excess cash flows due to the holders of the subordinated notes issued by the CLOs and CBO and is generally subject to a 12% hurdle rate. Because of the hurdle rate and structure of our CLOs and CBO, we do not expect to earn a meaningful amount of incentive income from these entities, and therefore no return information is presented for these vehicles. We do not earn incentive income from our aircraft securitizations.
A portion of the management fees we earn from our CLOs are subordinated to other obligations of the CLOs, including principal and interest on the notes issued by the CLOs. When certain overcollateralization and interest coverage tests are triggered, cash flows received on the underlying collateral in the CLOs that would have otherwise been distributed to us are redirected to pay principal and interest on the more senior obligations of the CLOs. Starting in April 2020, because of ratings downgrades and defaults on certain of the collateral held by our CLOs, driven by the market and economic impacts of the COVID-19 pandemic, certain of our CLOs failed to satisfy one or more overcollateralization tests, which has deferred the collection of a portion of our subordinated management fees. We expect to collect these fees at a later date. As of March 31, 2020, we had recognized as revenue approximately $3.4 million of subordinated management fees that were due to be collected in April but that have been deferred to future periods. We will continue to evaluate our ability to collect these and any future fees; however, to the extent the overcollateralization tests in our CLOs have not resolved, the amount of fees deferred would continue to increase, which may negatively impact our liquidity and the amounts we recognize as revenue in future periods.

	Most Recent Closing or Refinancing Year		Assets Under Management as of March 31,
		Deal Size	2020	2019

		(dollars in thousands)
Collateralized loan obligations	2016	$653,250	$604,441	$608,231
	2017	4,209,590	3,467,743	3,494,341
	2018	7,487,273	7,027,289	7,098,813
	2019	2,331,964	2,236,570	948,336
	2020	409,250	398,461	395,554
		15,091,327	13,734,504	12,545,275

Aircraft securitizations	2018	696,000	497,611	573,084
	2019	1,128,000	1,035,459	—
	2020	472,732	398,653	—
		2,296,732	1,931,723	573,084

Collateralized bond obligation	2019	349,550	274,183	—
Other funds	n/a	n/a	53,989	247,284
		$17,737,609	$15,994,399	$13,365,643

Assets under management in Institutional Credit Strategies totaled $16.0 billion as of March 31, 2020, increasing $2.6 billion, or 20%, year-over-year. The year-over-year increase in assets under management in Institutional Credit Strategies was driven primarily by the closing of additional CLOs and launches of aircraft securitizations and a CBO, partially offset by changes in underlying collateral value and distributions. In addition, in 2020 we refinanced one of our 2016 CLOs.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.
Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.50% to 1.50% annually of assets under management; however, management fees for Sculptor Real Estate Credit Fund I are based on invested capital both during and after the investment period. For the first quarter of 2020, our real estate funds had an average management fee rate of 0.72%.
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

	Assets Under Management as of March 31,
	2020	2019

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$—	$13,578
Sculptor Real Estate Fund II	61,602	100,904
Sculptor Real Estate Fund III	540,979	1,483,435
Sculptor Real Estate Fund IV	2,023,070	—
Sculptor Real Estate Credit Fund I	730,738	725,200
Other funds	633,432	329,371
	$3,989,821	$2,652,488

	Inception to Date as of March 31, 2020
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I(7) (2005-2010)	$408,081	$386,298	$845,975	25.5%	16.1%	2.2x	$386,298	$845,975	25.5%	2.2x
Sculptor Real Estate Fund II(7) (2011-2014)	839,508	762,588	1,547,666	32.9%	21.6%	2.0x	762,588	1,547,666	32.9%	2.0x
Sculptor Real Estate Fund III(7) (2014-2019)	1,500,000	1,053,427	1,685,570	28.7%	18.7%	1.6x	603,680	1,090,035	35.5%	1.8x
Sculptor Real Estate Fund IV(8) (2019-2023)	2,023,070	—	—	n/m	n/m	n/m	—	—	n/m	n/m
Sculptor Real Estate Credit Fund I(8) (2015-2020)	736,225	318,286	363,757	n/m	n/m	n/m	87,921	114,964	n/m	n/m
Other funds	938,815	434,323	567,195	n/m	n/m	n/m	63,338	112,938	n/m	n/m
	$6,445,699	$2,954,922	$5,010,163				$1,903,825	$3,711,578

	Unrealized Investments as of March 31, 2020
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I (2005-2010)(7)	$—	$—	—
Sculptor Real Estate Fund II (2011-2014)(7)	—	—	—
Sculptor Real Estate Fund III (2014-2019)(7)	449,747	595,535	1.3x
Sculptor Real Estate Fund IV (2019-2023)(8)	—	—	n/m
Sculptor Real Estate Credit Fund I (2015-2020)(8)	230,365	248,793	n/m
Other funds	370,985	454,257	n/m
	$1,051,097	$1,298,585
_______________
n/m not meaningful
(1)An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.
(2)Invested capital represents total aggregate contributions made for investments by the fund.
(3)Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of March 31, 2020. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of March 31, 2020.
(4)Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of March 31, 2020, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.
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
Assets under management in our real estate funds increased $1.3 billion, or 50%, year-over-year due to net inflows of $2.6 billion, primarily due to launch of Sculptor Real Estate Fund IV and a related co-investment vehicle, partially offset by $1.2 billion of distributions and other reductions primarily related to the expiration of the investment period of Sculptor Real Estate Fund III and related co-investment vehicles. Our real estate funds continue to deploy capital and generate strong returns with an 18.7% annualized net return in Sculptor Real Estate Fund III. Despite the recent market dislocation, we believe our diversified approach across product types, position in the capital structure, focus on current income and modest use of leverage has allowed our portfolios to generate consistent returns over time. While we continue to actively navigate the current economic and market conditions resulting from the COVID-19 pandemic, to the extent our ability to realize investments may be delayed or operating cash flows from existing investments may be reduced or deferred, we may experience a delay in our ability to recognize incentive income from these funds.
Longer-Term Assets Under Management
As of March 31, 2020, approximately 71% of our assets under management were subject to initial commitment periods of three years or longer. Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information.

	March 31, 2020		December 31, 2019
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$327,649	$3,112	$344,623	$11,280
Credit
Opportunistic credit funds	3,572,500	45,199	4,012,023	143,134
Institutional Credit Strategies	15,981,557	—	15,667,058	—
Real estate funds	3,989,813	91,699	3,393,877	99,163
Other	1,216	—	8,311	—
	$23,872,735	$140,010	$23,425,892	$253,577
Accrued unrecognized incentive income associated with longer-term assets decreased by $113.6 million during the quarter, primarily driven by negative performance in the Customized Credit Focused Platform within opportunistic credit funds. Based on April 2020 estimated performance, accrued unrecognized incentive income is estimated to have increased by approximately $15 to 20 million. We expect a large portion of the amounts related to our opportunistic credit funds to be recognized in the fourth quarter of 2020. For the remainder of accrued unrecognized incentive income, we generally recognize incentive income in multi-strategy funds and open-end opportunistic credit funds at or near the end of their respective commitment periods, which are generally three to five years, when such amounts are probable of not significantly reversing. We may begin recognizing incentive income related to assets under management in our closed-end opportunistic credit funds and real estate funds after the conclusion of their respective investment period, when such amounts are probable of not significantly reversing. However, these investment periods may generally be extended for an additional one to two years.
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
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. See “—Weighted-Average Assets Under Management and Average Management Fee Rates” for information on our average management fee rate and Note 13 to our consolidated financial statements in our Annual Report for additional information regarding management fees.
Incentive Income. We earn incentive income based on the cumulative performance of our funds over a commitment period. We recognize incentive income when such amounts are probable of not significantly reversing. See Note 13 to our consolidated financial statements in our Annual Report for additional information regarding incentive income.
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
Other (Loss) Income
Changes in Tax Receivable Agreement Liability. Changes in tax receivable agreement liability consists of changes in our estimate of the future payments related to the tax receivable agreement that result from changes in future income tax savings due to changes in tax rates. See Note 18 to our consolidated financial statements included in this report for additional information.
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

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenues

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Management fees	$66,953	$63,623	$3,330	5%
Incentive income	9,322	53,198	(43,876)	(82)%
Other revenues	2,953	3,769	(816)	(22)%
Income of consolidated funds	—	2,604	(2,604)	(100)%
Total Revenues	$79,228	$123,194	$(43,966)	(36)%
Total revenues decreased $44.0 million, primarily due to the following:
•A $3.3 million increase in management fees, driven primarily by (i) a $4.9 million increase in real estate funds, primarily driven by the launch of Sculptor Real Estate Fund IV in the fourth quarter of 2019; and (ii) a $1.5 million increase in Institutional Credit Strategies, primarily due to launch of additional CLOs, aircraft securitizations, and a CBO. These increases were partially offset by (i) a $2.0 million decrease in multi-strategy funds due to lower average assets under management; and (ii) an $872 thousand decrease in opportunistic credit funds. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rate.
•A $43.9 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $13.2 million decrease in incentive income from our multi-strategy funds, which was driven by: (i) a $7.9 million decrease related to fund investor redemptions; (ii) a $3.2 million decrease from longer-term assets under management; and (iii) a $3.0 million decrease in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management. These decreases were primarily due to negative fund performance in the first quarter of 2020.
•Opportunistic credit funds. A $26.2 million decrease in incentive income from our opportunistic credit funds, which was driven by: (i) a $13.6 million decrease in tax distributions; (ii) a $7.5 million decrease from longer-term assets under management; (iii) a $4.3 million decrease from assets under management subject to a one-year measurement period; and (iv) a $1.0 million decrease related to fund investor redemptions. These decreases were primarily due to negative fund performance in the first quarter of 2020.
▪Real estate funds. A $4.5 million decrease in incentive income from our real estate funds, primarily due to lower realizations, as these will vary from period to period based on exit opportunities.

Expenses

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Compensation and benefits	$67,419	$85,715	$(18,296)	(21)%
Interest expense	5,782	6,208	(426)	(7)%
General, administrative and other	34,706	37,788	(3,082)	(8)%
Expenses of consolidated funds	—	55	(55)	(100)%
Total Expenses	$107,907	$129,766	$(21,859)	(17)%
Total expenses decreased $21.9 million, primarily due to the following:
•An $18.3 million decrease in compensation and benefits expenses driven by: (i) a $12.5 million decrease in equity-based compensation expense primarily due to (x) a $9.1 million decrease in amounts related to Group E Units, primarily due to certain awards issued in connection with the Recapitalization that were fully vested and therefore were fully expensed in the first quarter of 2019, as well as the remaining Group E Units being amortized on an accelerated basis (i.e., each tranche is being amortized over its respective service period), resulting in decreasing expenses each year on these awards, and (y) a $5.1 million decrease in RSUs amortization primarily as a result of fewer average number of awards outstanding in the current year period and lower average grant date fair values; (ii) a $5.0 million decrease in bonus expense due to lower carried interest profit sharing expense as a result of lower realizations in our real estate funds, as well as lower discretionary bonus accrual; and (iii) a $777 thousand decrease in salaries and benefits, as our worldwide headcount decreased to 388 as of March 31, 2020, from 393 as of March 31, 2019.
•A $426 thousand decrease in interest expense primarily due to a $2.2 million decrease in interest expense related to the 2018 Term Loan due to repayments made in connection with the Recapitalization and subsequent paydowns in accordance with the Cash Sweep, partially offset by a $1.7 million increase in interest expense related to the Debt Securities as a result of interest payments beginning in 2020 (inclusive of non-cash interest expense accretion of the discount taken at the time of the Recapitalization).
•A $3.1 million decrease in general, administrative and other expenses primarily driven by a $5.2 million decrease in professional services expenses, primarily due to higher legal and accounting fees incurred in connection with the Recapitalization in the prior-year period. These decreases were partially offset by a $3.2 million increase in placement fees, primarily related to Sculptor Real Estate Fund IV, which launched in the fourth quarter of 2019.
Other (Loss) Income

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Changes in tax receivable agreement liability	$278	$—	$278	100%
Net losses on early retirement of debt	(523)	(5,458)	4,935	(90)%
Net (losses) gains on investments	(34,069)	2,689	(36,758)	NM
Net gains of consolidated funds	—	3,746	(3,746)	(100)%
Total Other (Loss) Income	$(34,314)	$977	$(35,291)	NM
Total other income decreased by $35.3 million, primarily due to net losses on investments in the first quarter of 2020. These losses were driven primarily by a $36.8 million decline on our risk retention investments in CLOs and investments in other funds that resulted from the market conditions in March 2020. Further contributing to the decline in other income was a decrease in gains on investments in consolidated funds as the majority of the assets related to the funds were deconsolidated in the third quarter of 2019. Offsetting these decreases, losses recognized on early retirement of debt decreased, as we paid down $155.0 million of amounts outstanding on the 2018 Term Loan in 2019 and terminated the 2018 Revolving Credit Facility in connection with the Recapitalization in the first quarter of 2019.
Income Taxes

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Income taxes	$(9,968)	$3,386	$(13,354)	NM
Income taxes decreased by $13.4 million year-over-year, primarily due to lower profitability in the current period.
Net Loss Attributable to Noncontrolling Interests
The following table presents the components of the net loss attributable to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Group A Units	$(25,337)	$(7,369)	$(17,968)	244%
Other	(748)	135	(883)	NM
Total	$(26,085)	$(7,234)	$(18,851)	261%

Redeemable noncontrolling interests	$—	$5,534	$(5,534)	(100)%
Net loss attributable to noncontrolling interests decreased by $18.9 million. The year-over-year decrease was driven primarily by lower profitability of the Sculptor Operating Group, resulting from the drivers discussed above. See Note 4 for additional details.
Net (Loss) Income Attributable to Class A Shareholders

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders	$(28,267)	$37,083	$(65,350)	NM
Net (loss) income attributable to Class A Shareholders decreased by $65.4 million from the prior year period. The year-over-year decrease was primarily due to lower incentive income and unrealized losses on our investments, partially offset by lower income taxes, lower compensation and benefits expenses, lower general, administrative and other expenses and lower losses on early retirement of debt. Also impacting our results to Class A Shareholders was an adjustment to the redemption value of Preferred Units recognized in connection with the Recapitalization in the first quarter of 2019 that increased net income attributable to Class A Shareholders in the first quarter of 2019 by $44.4 million. In the first quarter of 2020, an adjustment of $1.3 million to the redemption value of the Preferred Units related to the accrual of distributions on the units decreased amounts attributable to Class A Shareholders in the first quarter of 2020.

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Economic Income Revenues (Non-GAAP)

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Economic Income Basis
Management fees	$59,862	$60,015	$(153)	—%
Incentive income	9,322	53,198	(43,876)	(82)%
Other revenues	2,953	3,769	(816)	(22)%
Total Economic Income Revenues	$72,137	$116,982	$(44,845)	(38)%
Economic Income revenues decreased $44.8 million, primarily due to the following:
•Management fees remained relatively flat, driven primarily by (i) a $2.0 million decrease in multi-strategy funds due to lower average assets under management; and (ii) an $862 thousand decrease in opportunistic credit funds. These decreases were partially offset by (i) a $1.7 million increase in real estate funds, primarily due to the launch of Sculptor Real Estate Fund IV during the fourth quarter of 2019; and (ii) a $1.2 million increase in Institutional Credit Strategies, primarily due to the launches of additional CLOs, aircraft securitizations, and a CBO. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rate.
•A $43.9 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $13.2 million decrease in incentive income from our multi-strategy funds, which was driven by: (i) a $7.9 million decrease related to fund investor redemptions; (ii) a $3.2 million decrease from longer-term assets under management; and (iii) a $3.0 million decrease in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management. These decreases were primarily due to negative fund performance in the first quarter of 2020.
•Opportunistic credit funds. A $26.2 million decrease in incentive income from our opportunistic credit funds, which was driven by: (i) a $13.6 million decrease in tax distributions; (ii) a $7.5 million decrease from longer-term assets under management; (iii) a $4.3 million decrease from assets under management subject to a one-year measurement period; and (iv) a $1.0 million decrease related to fund investor redemptions. These decreases were primarily due to negative fund performance in the first quarter of 2020.
•Real estate funds. A $4.5 million decrease in incentive income from our real estate funds, primarily due to lower realizations, as these will vary from period to period based on exit opportunities.
Economic Income Expenses (Non-GAAP)

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$40,260	$43,546	$(3,286)	(8)%
Interest expense	3,917	3,897	20	1%
General, administrative and other expenses	25,677	31,762	(6,085)	(19)%
Total Economic Income Expenses	$69,854	$79,205	$(9,351)	(12)%

Economic Income expenses decreased by $9.4 million, primarily due to the following:
•A $3.3 million decrease in compensation and benefits expenses, driven by (i) a $2.5 million decrease in bonus expense due to lower carried interest profit sharing expense as a result of lower realizations in our real estate funds, as well as lower discretionary bonus accrual; and (ii) a $777 thousand decrease in salaries and benefits due to lower headcount.
•A $6.1 million decrease in general, administrative and other expenses primarily driven by a $5.2 million decrease in professional services expenses, primarily due to higher legal and accounting fees incurred in connection with the Recapitalization in the prior-year period.
•Partially offset by a $20 thousand increase in interest expense primarily due to a $2.1 million increase related to the Debt Securities, which began paying interest in 2020, partially offset by a $2.0 million decrease related to the 2018 Term Loan due to repayments made in connection with the Recapitalization and subsequent paydowns in accordance with the Cash Sweep.
Economic Income (Non-GAAP)

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Economic Income	$2,283	$37,777	$(35,494)	(94)%
Economic Income was $2.3 million in first quarter of 2020, compared to $37.8 million in first quarter of 2019. This decrease was primarily due to lower incentive income, partially offset by lower compensation and benefits expenses and lower general, administrative and other expenses.
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
Historically, management fees have been sufficient to cover our “fixed” operating expenses, which we define as salaries, benefits, a minimum discretionary bonus and our general, administrative and other expenses incurred in the ordinary course of business. Net capital outflows from our multi-strategy funds have resulted in lower management fees over the last several years, and while we are making every effort to scale our operations so that management fees are sufficient to cover our fixed operating expenses, our current management fees do not cover our current fixed operating expenses. Additionally, the global economic downturn due to the COVID-19 pandemic has increased the risk that our management fees may decline further. No assurances can be given that our management fees ultimately will be sufficient for these purposes in future periods.
We have evaluated our financing arrangements in light of the COVID-19 pandemic to ensure compliance with debt covenants. As of the date of this filing, we remain in compliance with our debt covenants and we expect to continue to be in compliance under the terms of these arrangements in the near term. Our ability to access financial markets, should it be necessary, may be limited because of the COVID-19 pandemic.
Currently our management fees do not cover fixed operating expenses and we intend to continue to rely on cash on hand and incentive income to cover any shortfall, as well as to fund any other liabilities. We cannot predict the amount of incentive income, if any, that we may earn in any given year. Total annual revenues, which are heavily influenced by the amount of incentive income we earn, historically have been sufficient to fund both our fixed operating expenses and all of our other working capital needs, including annual discretionary cash bonuses. These cash bonuses, which historically have comprised our largest cash operating expense, are variable such that in any year where total annual revenues are greater or less than the prior year, cash bonuses may be adjusted accordingly. Our ability to scale our largest cash operating expense to our total annual revenues helps us manage our cash flow and liquidity position from year to year.
Based on our past results, management’s experience and our current level of assets under management, we believe that our existing cash resources, together with the cash generated from management fees will be sufficient to meet our anticipated fixed operating expenses and other working capital needs for at least the next 12 months. Working capital does not include contingent liabilities.
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
Market conditions, including the COVID-19 pandemic, and other factors may make it more difficult or costly to raise or borrow additional funds. Excessive costs or other significant market barriers may limit or prevent us from maximizing our growth potential and flexibility.
Cash Sweep
As part of the Recapitalization, we also instituted the Cash Sweep with regards to the paydown of the 2018 Term Loan and the 2019 Preferred Units. See Note 3 for detailed information regarding how the Cash Sweep amount is determined.
Debt Obligations
2018 Term Loan
As of March 31, 2020, $18.0 million remained outstanding under the 2018 Term Loan. In accordance with the Cash Sweep, we repaid an additional $9.5 million on May 5, 2020. See Note 8 for additional details, including information regarding financial covenants contained in these agreements. As of the date of this filing, we remain in compliance with these covenants and we expect to continue to be in compliance under the terms of the existing arrangements.
2019 Preferred Units and Debt Securities
In connection with the Recapitalization, $200.0 million of the 2016 Preferred Units was restructured into the Debt Securities and the remaining $200.0 million of the 2016 Preferred Units was restructured into the 2019 Preferred Units. As of March 31, 2020, both the Debt Securities and the 2019 Preferred Units remain outstanding. See Notes 8 and 10 for additional information, including information regarding financial covenants contained in these agreements. As of the date of this filing, we remain in compliance with these covenants and we expect to continue to be in compliance under the terms of the existing arrangements.
We have the option to defer distributions on the 2019 Preferred Units, in which case such amount is added to the redemption value of the 2019 Preferred Units and would be eligible for the redemption discount described in Note 10. We elected to do so for the first payment due during the first quarter of 2020.
CLO Investments Loans and Securities Sold Under Agreements to Repurchase
We enter into loans and repurchase agreements to finance portions of our required risk retention investments in CLOs. In general, we will make interest and principal payments on these borrowings at such time interest and principal payments are received on our investments in the related CLOs. These financing arrangements are not subject to any financial maintenance covenants, but are subject to customary events of default and covenants included in financing arrangements of this type and also include terms that require our continued involvement with the CLOs. In addition to customary events of default included in financing arrangements of this type, the CLO Investments Loans may be accelerated to the extent there is an event of default (“EOD”) at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. For the repurchase agreements, in addition to customary events of default and covenants included in financing arrangements of this type, there are margin requirements that may cause us to post additional cash collateral; however, this is only triggered in the event of an EOD at the CLO level. Currently, we do not view any of the customary or CLO level EODs for these types of financing arrangements as a material risk. In particular, an EOD related to an interest payment default on the senior, non-deferrable interest notes of the type of cash flow CLOs that we manage has been unprecedented even during the credit crisis in 2008 and 2009. See Notes 9 and 11 to our consolidated financial statements for additional details.
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”). As of March 31, 2020, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Sculptor Operating Group assets, we expected to pay our executive managing directors and the Ziffs approximately $187.5 million. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. See Note 18 to our consolidated financial statements for additional details.
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
Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2020 and 2019. We paid no related cash distributions to our executive managing directors on their Sculptor Operating Group Units in the respective periods.

	Class A Shares
Payment Date	Record Date	Dividend per Share
March 3, 2020	February 25, 2020	$0.53
November 25, 2019	November 18, 2019	$0.03
August 21, 2019	August 14, 2019	$0.32
May 28, 2019	May 20, 2019	$0.37
March 29, 2019	March 22, 2019	$0.23
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
As agreed to as part of the Recapitalization, during the Distribution Holiday, pursuant to the Cash Sweep, we expect to pay dividends on our Class A Shares annually in an aggregate amount equal to not less than 20% or greater than 30% of our annual Economic Income less an estimate of payments under the tax receivable agreement, Preferred Units distributions (whether paid or deferred) and income taxes related to the earnings for the periods; provided, that, if the minimum amount of dividends eligible to be made hereunder would be $1.00 or less per Class A Share, then up to $1.00 per Class A Share (subject to appropriate adjustment in the event of any equity dividend, equity split, combination or other similar recapitalization with respect to the Class A Shares). As a result of our Economic Income for the first quarter of 2020, less an estimate for payments under the tax receivable agreement, accrued Preferred Units distributions and income taxes, we did not declare a dividend in respect of the quarter.
The declaration and payment of any distribution may be subject to legal, contractual or other restrictions. For example, as a Delaware corporation, the Registrant’s Board may only declare and pay dividends either out of its surplus (as defined in Delaware General Corporation Law) or in case there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Our cash needs and payment obligations may fluctuate significantly from quarter to quarter, and we may have material unexpected expenses in any period. This may cause amounts available for distribution to significantly fluctuate from quarter to quarter or may reduce or eliminate such amounts.
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
We also follow a rigorous risk management process and regularly monitor the liquidity of our funds’ portfolios in relation to economic and market factors and the timing of potential investor redemptions. As a result of this process, we may determine to reduce exposure or increase the liquidity of our funds’ portfolios at any time, whether in response to global economic and market conditions, redemption requests or otherwise. For these reasons, we believe we will be well prepared to address market conditions and redemption requests, as well as any other events, with limited impact on our funds’ liquidity position. Nevertheless, significant redemptions made during a single quarter could adversely affect our funds’ liquidity position, as we may meet redemptions by using our funds’ available cash or selling assets (possibly at a loss). Such actions would result in lower assets under management, which would reduce the amount of management fees and incentive income we may earn. Our funds could also meet redemption requests by increasing leverage, provided we are able to obtain financing on reasonable terms, if at all. We believe our funds have sufficient liquidity to meet any anticipated redemptions for the foreseeable future. Please see the risk factor included in “Item 1A. Risk Factors” in this quarterly report for additional information.
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the three months ended March 31, 2020 and 2019 was $(15.1) million and $(35.7) million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments in CLO’s, less cash used for operating expenses, including interest paid on our debt obligations. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate.
Net cash flows from operating activities for the three months ended March 31, 2020 increased from the prior year period due to higher year-end incentive income earned in 2019, a large portion of which was collected in the beginning of 2020, as compared to year-end incentive income earned in 2018, a large portion of which was collected in the beginning of 2019. Additionally, we paid less in interest in the current year period as compared to the prior year period, primarily as a result of lower average outstanding balance on the 2018 Term Loan.
The increases in operating cash flows were partially offset by higher discretionary bonuses paid in 2020 as compared to 2019. The majority of our cash bonus expenses are paid out during the first quarter of the following year. Additionally, the increases in operating cash flows were also partially offset by investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders. As we deconsolidated certain of our funds in the third quarter 2019, we do not expect significant cash flows in the future from consolidated funds.
Investing Activities. Net cash from investing activities for the three months ended March 31, 2020 and 2019 was $(46.8) million, and $27.2 million, respectively. Investing cash outflows in 2020 primarily related to purchases of U.S. government obligations and investments made in Sculptor funds, partially offset by maturities and sales of U.S. government obligations. Investing cash inflows in 2019 primarily related to return of investments in funds and maturities and sales of U.S. government obligations, partially offset by purchases of investments in funds made during the quarter.
Financing Activities. Net cash from financing activities for the three months ended March 31, 2020 and 2019 was $(36.2) million, and $(161.4) million, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and proceeds from repurchase agreements used to finance risk retention investments in our European CLOs. Contributions from noncontrolling interests, which primarily relate to fund investor contributions into the consolidated funds (prior to the deconsolidation of certain of our funds in the third quarter of 2019), and distributions to noncontrolling interests, which primarily relate to fund investor redemptions from the consolidated funds (prior to the deconsolidation of certain of our funds in the third quarter of 2019) and distributions to our executive managing directors on their Group A Units (prior to the Distribution Holiday), are also included in net cash from financing activities.
As we deconsolidated certain of our funds in the third quarter 2019, we do not expect significant cash flows in the future from consolidated funds.
In the three months ended March 31, 2020, we repaid $27.0 million of the 2018 Term Loan. In the three months ended March 31, 2019, we repaid $120.0 million of the 2018 Term Loan and a $21.1 million CLO Investment Loan.
We paid dividends of $11.6 million to our Class A Shareholders in the three months ended March 31, 2020, compared to dividends of $4.7 million to our Class A Shareholders in the three months ended March 31, 2019. No distributions were made to our executive managing directors in the three months ended March 31, 2020 or the three months ended March 31, 2019, as a result of the Distribution Holiday.

Contractual Obligations
The table below summarizes our contractual cash obligations as of March 31, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	April 1, 2020-December 31, 2020	2021-2022	2023-2024	Thereafter	Total

	(dollars in thousands)
Long-term debt(1)	$—	$45,386	$115,972	$119,201	$280,559
Estimated interest on long-term debt(2)	11,658	30,047	19,390	10,460	71,555
Securities sold under agreements to repurchase(3)	—	—	—	95,775	95,775
Operating leases(4)	16,814	40,622	34,385	82,234	174,055
Tax receivable agreement(5)	11,796	3,689	59,950	112,026	187,461
Unrecognized tax benefits(6)	—	—	—	—	—
Incentive income subject to clawback(7)	—	—	—	—	—
Total Contractual Obligations	$40,268	$119,744	$229,697	$419,696	$809,405
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
(2)Represents expected future interest payments on long-term debt based on the LIBOR and EURIBOR rates that were in effect as of March 31, 2020.
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
(7)As of March 31, 2020, we had incentive income collected from certain of our funds that is subject to clawback in the event of future losses in the respective fund. We are not currently able to make a reasonable estimate of the timing of payments, if any, as the payments are contingent on future realizations of investments in the respective fund, the timing of which is uncertain.
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
As of March 31, 2020, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 27% within Level I; approximately 41% within Level II; and approximately 32% within Level III. As of December 31, 2019, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 30% within Level I; approximately 51% within Level II; and approximately 19% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
Significant judgment and estimation go into the assumptions that drive our valuation methodologies and procedures for assets that are not actively traded on a recognized securities exchange or otherwise lack a readily ascertainable market value. The valuation of investments can be more difficult when severe economic and market shocks occur. The COVID-19 pandemic is an example of such a shock. The actual amounts ultimately realized could differ materially from the values estimated based on the use of these methodologies. Realizations at values significantly lower than the values at which investments have been reflected could result in losses at the fund level and a decline in future management fees and incentive income. Such situations may also negatively impact fund investor perception of our valuation policies and procedures, which could result in redemptions and difficulties in raising additional capital.
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
Sculptor Corp generated taxable loss of $14.2 million for the three months ended March 31, 2020, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.0 billion over the remaining 4-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available for expiring losses, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize the deferred income tax assets.
To generate $1.0 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $33.5 billion as of April 1, 2020, we would need to generate a minimum compound annual growth rate in assets under management of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Sculptor Operating Partnerships, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of March 31, 2020, we had $243.1 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $121.0 million of net operating losses available to be carried forward without expiration. Additionally, $165.6 million of net operating losses are available to offset future taxable income for state income tax purposes and $161.8 million for local income tax purposes that will expire between 2035 and 2039.

Based on the analysis set forth above, as of March 31, 2020, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $11.1 million has been established for these items.
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
No changes to GAAP that went into effect during the three months ended March 31, 2020 are expected to substantively impact our future trends.
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

Economic Income Reconciliations
The tables below present the reconciliations of total Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A:

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders—GAAP	$(28,267)	$37,083
Change in redemption value of Preferred Units	1,327	(44,364)
Net Loss Allocated to Sculptor Capital Management, Inc.—GAAP	(26,940)	(7,281)
Net loss allocated to Group A Units	(25,337)	(7,369)
Equity-based compensation, net of RSUs settled in cash	24,398	37,223
Adjustment to recognize deferred cash compensation in the period of grant	2,179	2,568
Recapitalization-related non-cash interest expense accretion	1,865	2,311
Income taxes	(9,968)	3,386
Net losses on early retirement of debt	523	5,458
Net losses (gains) on investments	34,068	(2,689)
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	582	2,377
Changes in tax receivable agreement liability	(278)	—
Depreciation, amortization and net gains and losses on fixed assets	1,802	2,411
Other adjustments	(611)	(618)
Economic Income—Non-GAAP	$2,283	$37,777
Economic Income Revenues

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Management fees—GAAP	$66,953	$63,623
Adjustment to management fees(1)	(7,091)	(3,608)
Management Fees—Economic Income Basis—Non-GAAP	59,862	60,015

Incentive income—Economic Income Basis—GAAP and Non-GAAP	9,322	53,198
Other revenues—Economic Income Basis—GAAP and Non-GAAP	2,953	3,769
Total Revenues—Economic Income Basis—Non-GAAP	$72,137	$116,982
_______________
(1)Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

Economic Income Expenses

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Compensation and benefits—GAAP	$67,419	$85,715
Adjustment to compensation and benefits(1)	(27,159)	(42,169)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$40,260	$43,546

Interest expense—GAAP	$5,782	$6,208
Adjustment to interest expense(2)	(1,865)	(2,311)
Interest Expense—Economic Income Basis—Non-GAAP	$3,917	$3,897

General, administrative and other expenses—GAAP	$34,706	$37,788
Adjustment to general, administrative and other expenses(3)	(9,029)	(6,026)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$25,677	$31,762
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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds, and committed or invested capital for our real estate funds. A 10% change in the fair value of the net assets held by our funds as of March 31, 2020 and December 31, 2019, would have resulted in a change of approximately $1.2 billion and $1.4 billion, respectively, in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of April 1, 2020 (the date management fees are calculated for the second quarter of 2020) would impact management fees charged on that day by approximately $3.3 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2020, would have impacted management fees charged on that day by approximately $3.6 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of March 31, 2020 and December 31, 2019, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income attributable to Class A Shareholders or Economic Income.
Interest Rate Risk
Borrowings under the Debt Securities, 2018 Term Loan as well as our investments in CLOs accrue interest at variable rates. Our funds also have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest income and interest expense, future earnings and cash flows.
We estimate that as of March 31, 2020 and December 31, 2019, a 100 basis point increase or decrease in variable rates would not have a material effect on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over us and our business activities. This has resulted in, or may in the future result in, regulatory agency investigations, litigation and subpoenas, and related sanctions and costs. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—Regulatory changes in jurisdictions outside the United States could adversely affect our business” in our Annual Report. See Note 18 to our consolidated financial statements included in this report for additional information.
Item 1A. Risk Factors
In addition to the risk factor below, please see “Item 1A. Risk Factors” in our Annual Report for a discussion of the risks material to our business.
The uncertainty surrounding the COVID-19 pandemic, including the length and severity of its impact on global economic activity, has had a substantial negative impact on many benchmark market indices and significantly increased volatility in equity and debt prices, interest and exchange rates, commodity prices and the ratings and cash flows of collateral in the CLOs that we manage. These factors have adversely impacted our business in many ways, including reducing the amount of our assets under management and our incentive income in the first quarter of 2020 and may cause us to recognize lower management fees and incentive income in the remainder of 2020, which could further adversely impact our business, financial condition, results of operations and liquidity. Additionally, we face various potential operational challenges due to the COVID-19 pandemic.
The recent global economic downturn related to the COVID-19 pandemic has adversely impacted the amount of our assets under management and may cause us to recognize lower management fees and incentive income in 2020 and may continue to adversely impact our revenues in the near term. The degree to which COVID-19 may continue to impact our business, results of operations, financial condition and liquidity will depend on future developments, which are highly uncertain, difficult to predict and outside of our control, including the continued global spread of COVID-19, the severity and the duration of the pandemic, further actions that may be taken by governmental authorities, businesses or individuals and how quickly and to what extent normal economic and operating conditions can resume. Risks that could be brought by the continuation of the COVID-19 pandemic include, but are not limited to, dislocations in market prices for investments in our funds, substantial market uncertainty which could lead to a decline in assets under management and other negative effects that could flow from an overall economic downturn. As a result, the further impact on our business, results of operations, financial condition and liquidity cannot be reasonably estimated at this time, but the impact could be significant.
In the first quarter of 2020, we experienced unrealized losses on our risk retention investments held in certain of the CLOs that we manage. Although this has not had a material impact on the interest income generated from our CLO investments to date, it has reduced the fair value of our investments and may have a material impact on the amount of interest income we may earn from these investments in the future. Furthermore, starting in April 2020, because of ratings downgrades on certain of the collateral held by our CLOs, some of those CLOs failed to satisfy one or more overcollateralization tests, which has deferred the collection of a portion of our subordinated management fees. While we expect to collect these management fees at a later date, to the extent the overcollateralization tests in our CLOs have not been resolved, the amount of management fees deferred would continue to increase, which may negatively impact the amounts we recognize as revenue in future periods.
To ensure the safety of our employees and in response to mandated precautions, where applicable, nearly all of our employees are working remotely at this time to seek to mitigate the risks associated with COVID-19. While we believe we have been successful in implementing our business continuity plan, operational challenges may arise in the future. If we or any of our key service providers were to experience material disruptions in the ability for our or their employees to work remotely, our ability to operate our business could be materially adversely impacted. If our employees, including our executive managing directors and key investment professionals, were to become seriously ill, our ability to operate our business could be materially disrupted. Any such disruptions to our business operations could have a material adverse impact on our business, results of operation, financial condition or liquidity

In addition, the continuation or a resurgence of the COVID-19 pandemic could heighten many other risks described in the “Risk Factors” section of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1*+	Amended and Restated Partner Agreement between OZ Management LP and David Levine, dated as of June 2, 2017.

10.2*+	Amended and Restated Partner Agreement between OZ Advisors LP and David Levine, dated as of June 2, 2017.

10.3*+	Amended and Restated Partner Agreement between OZ Advisors LP II and David Levine, dated as of June 2, 2017.

10.4
Amendment to Deferred Prosecution Agreement, dated as of January 23, 2020, by and among Sculptor Capital Management, Inc., the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of New York, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed January 23, 2020.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2020

SCULPTOR CAPITAL MANAGEMENT, INC.

By:	/s/ Thomas M. Sipp
Thomas M. Sipp
Chief Financial Officer and Executive Managing Director