Form 10-Q
period 2020-06-30
Sculptor Capital Management, Inc.
filed 2020-08-06
CIK 1403256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2020, there were 22,415,766 Class A Shares and 32,820,414 Class B Shares outstanding.

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
We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions, including the impact of public health crises, such as the ongoing COVID-19 pandemic; U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy; the outcome of third-party litigation involving us; the consequences of the Foreign Corrupt Practices Act settlements with the SEC and the U.S. Department of Justice (the “DOJ”) and any claims arising therefrom; whether the Company realizes all or any of the anticipated benefits from the Recapitalization and other related transactions; whether the Recapitalization and other related transactions result in any increased or unforeseen costs, indemnification obligations or have an impact on our ability to retain or compete for professional talent or investor capital; conditions impacting the alternative asset management industry; our ability to retain existing investor capital; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our active executive managing directors, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; the anticipated benefits of changing the Registrant’s tax classification from a partnership to a corporation and subsequently converting from a limited liability company to a corporation; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.
If one or more of these or other risks or uncertainties materialize, or if our assumptions or estimates prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors are not and should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and risks that are included in our filings with the SEC, including but not limited to our Annual Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
There may be additional risks, uncertainties and factors that we do not currently view as material or that are not known. The forward-looking statements contained in this report are made only as of the date of this report. We do not undertake to update any forward-looking statement because of new information, future developments or otherwise.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Assets
Cash and cash equivalents	$127,702	$240,938
Restricted cash	4,538	4,501
Investments (includes assets measured at fair value of $385,276 and $329,435, including assets sold under agreements to repurchase of $96,505 and $98,085 as of June 30, 2020 and December 31, 2019, respectively)	471,344	411,426
Income and fees receivable	73,104	215,395
Due from related parties	20,435	15,355
Deferred income tax assets	341,283	310,557
Operating lease assets	110,374	115,810
Other assets, net	76,523	82,608
Assets of consolidated funds:
Other assets of consolidated funds	650	649
Total Assets	$1,225,953	$1,397,239
Liabilities and Shareholders’ Equity
Liabilities
Compensation payable	$45,197	$187,180
Unearned incentive income	64,607	60,798
Due to related parties	194,518	211,915
Operating lease liabilities	120,990	128,043
Debt obligations	256,341	286,728
Securities sold under agreements to repurchase	97,670	97,508
Other liabilities	169,824	59,217
Liabilities of consolidated funds:
Other liabilities of consolidated funds	408	389
Total Liabilities	949,555	1,031,778
Commitments and Contingencies (Note 18)
Redeemable Noncontrolling Interests (Note 4)	153,313	150,000
Shareholders’ Equity
Class A Shares, par value $0.01 per share, 100,000,000 and 100,000,000 shares authorized, 22,311,432 and 21,284,945 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	223	213
Class B Shares, par value $0.01 per share, 75,000,000 and 75,000,000 shares authorized, 32,820,414 and 29,208,952 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	328	292
Additional paid-in capital	142,288	117,936
Accumulated deficit	(406,440)	(343,759)
Shareholders’ deficit attributable to Class A Shareholders	(263,601)	(225,318)
Shareholders’ equity attributable to noncontrolling interests	386,686	440,779
Total Shareholders’ Equity	123,085	215,461
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity	$1,225,953	$1,397,239
See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Revenues
Management fees	$60,383	$61,400	$127,336	$125,023
Incentive income	38,238	34,757	47,560	87,955
Other revenues	2,424	5,043	5,377	8,812
Income of consolidated funds	32	2,308	32	4,912
Total Revenues	101,077	103,508	180,305	226,702

Expenses
Compensation and benefits	65,290	80,709	132,709	166,424
Interest expense	4,674	6,523	10,456	12,731
General, administrative and other	142,615	28,427	177,321	66,215
Expenses of consolidated funds	19	84	19	139
Total Expenses	212,598	115,743	320,505	245,509

Other Income (Loss)
Changes in tax receivable agreement liability	—	5,362	278	5,362
Net losses on early retirement of debt	(170)	(595)	(693)	(6,053)
Net gains (losses) on investments	29,178	3,148	(4,891)	5,837
Net gains of consolidated funds	—	482	—	4,228
Total Other Income (Loss)	29,008	8,397	(5,306)	9,374

Loss Before Income Taxes	(82,513)	(3,838)	(145,506)	(9,433)
Income taxes	(17,400)	10,134	(27,368)	13,520
Consolidated and Comprehensive Net Loss	(65,113)	(13,972)	(118,138)	(22,953)
Less: Net loss attributable to noncontrolling interests	41,860	7,984	67,945	15,218
Less: Net income attributable to redeemable noncontrolling interests	—	(2,637)	—	(8,171)
Net Loss Attributable to Sculptor Capital Management, Inc.	(23,253)	(8,625)	(50,193)	(15,906)
Change in redemption value of Preferred Units	(1,986)	—	(3,313)	44,364
Net (Loss) Income Attributable to Class A Shareholders	$(25,239)	$(8,625)	$(53,506)	$28,458

(Loss) Earnings per Class A Share
(Loss) Earnings per Class A Share - basic	$(1.12)	$(0.42)	$(2.38)	$1.38
(Loss) Earnings per Class A Share - diluted	$(1.77)	$(0.46)	$(3.04)	$1.10
Weighted-average Class A Shares outstanding - basic	22,590,084	20,722,510	22,447,399	20,599,616
Weighted-average Class A Shares outstanding - diluted	38,609,590	36,714,012	38,464,470	25,942,105

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Number of Class A Shares
Beginning balance	21,946,639	20,484,430	21,284,945	19,905,126
Equity-based compensation	364,793	147,320	1,026,487	726,624
Ending Balance	22,311,432	20,631,750	22,311,432	20,631,750

Number of Class B Shares
Beginning balance	32,845,414	29,208,952	29,208,952	29,458,948
Equity-based compensation	(25,000)	—	3,611,462	(249,996)
Ending Balance	32,820,414	29,208,952	32,820,414	29,208,952

Class A Shares Par Value
Beginning balance	$219	$—	$213	$—
Equity-based compensation	4	1	10	1
Reclassification upon corporate conversion	—	205	—	205
Ending Balance	$223	$206	$223	$206

Class B Shares Par Value
Beginning balance	$328	$—	$292	$—
Equity-based compensation	—	—	36	—
Reclassification upon corporate conversion	—	292	—	292
Ending Balance	$328	$292	$328	$292

Additional Paid-in Capital
Beginning balance	$130,968	$3,235,728	$117,936	$3,135,841
Dividend equivalents on Class A restricted share units	—	(61)	875	478
Equity-based compensation, net of taxes	13,306	20,618	26,790	40,318
Reclassification upon corporate conversion	—	(3,235,728)	—	(3,235,728)
Impact of changes in Sculptor Operating Group ownership	—	—	—	(124)
Reallocation of equity and income tax effects of Recapitalization	—	—	—	35,408
Amendment to tax receivable agreement	—	50,318	—	50,318
Change in redemption value of Preferred Units	(1,986)	—	(3,313)	44,364
Ending Balance	$142,288	$70,875	$142,288	$70,875

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED — (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Accumulated Deficit
Beginning balance	$(383,187)	$(3,577,250)	$(343,759)	$(3,564,727)
Cash dividends declared on Class A Shares	—	(7,621)	(11,613)	(12,324)
Dividend equivalents on Class A restricted share units	—	61	(875)	(478)
Reclassification upon corporate conversion	—	3,235,231	—	3,235,231
Comprehensive net loss, excluding amounts attributable to redeemable noncontrolling interests	(23,253)	(8,625)	(50,193)	(15,906)
Ending Balance	$(406,440)	$(358,204)	$(406,440)	$(358,204)
Shareholders’ Deficit Attributable to Class A Shareholders	$(263,601)	$(286,831)	$(263,601)	$(286,831)

Shareholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$425,768	$444,837	$440,779	$419,431
Capital contributions	2,059	191	3,549	618
Capital distributions	(2,962)	(342)	(3,248)	(627)
Equity-based compensation, net of taxes	3,681	17,190	13,551	31,608
Impact of changes in Sculptor Operating Group ownership	—	—	—	124
Reallocation of equity and income tax effects of Recapitalization	—	—	—	(39,086)
Change in redemption value of Preferred Units	—	—	—	57,042
Comprehensive net loss, excluding amounts attributable to redeemable noncontrolling interests	(41,860)	(7,984)	(67,945)	(15,218)
Ending Balance	$386,686	$453,892	$386,686	$453,892
Total Shareholders’ Equity	$123,085	$167,061	$123,085	$167,061

Cash dividends paid on Class A Shares	$—	$0.37	$0.53	$0.60

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended June 30,
	2020	2019

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(118,138)	$(22,953)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Amortization of equity-based compensation	42,370	74,318
Depreciation, amortization and net gains and losses on fixed assets	3,606	4,775
Net losses on early retirement of debt	693	6,053
Deferred income taxes	(30,726)	10,373
Non-cash lease expense	10,656	10,618
Net losses (gains) on investments, net of dividends	6,565	(4,843)
Operating cash flows due to changes in:
Income and fees receivable	142,291	31,498
Due from related parties	(5,080)	2,013
Other assets, net	6,391	779
Compensation payable	(143,037)	(63,288)
Unearned incentive income	3,810	4,911
Due to related parties	(17,397)	(4,491)
Operating lease liabilities	(11,900)	(7,513)
Other liabilities	110,572	(19,886)
Consolidated funds related items:
Net gains of consolidated funds	—	(4,228)
Purchases of investments	—	(99,407)
Proceeds from sale of investments	—	176,284
Other assets of consolidated funds	—	(57,639)
Other liabilities of consolidated funds	19	5,695
Net Cash Provided by Operating Activities	695	43,069

Cash Flows from Investing Activities
Purchases of fixed assets	(984)	(720)
Purchases of United States government obligations	(224,525)	(161,066)
Maturities and sales of United States government obligations	165,218	175,029
Investments in funds	(11,620)	(59,210)
Return of investments in funds	4,202	35,756
Net Cash Used in Investing Activities	(67,709)	(10,211)

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED — (continued)

	Six Months Ended June 30,
	2020	2019

	(dollars in thousands)
Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	3,549	4,263
Distributions to noncontrolling and redeemable noncontrolling interests	(3,248)	(16,462)
Dividends on Class A Shares	(11,613)	(12,324)
Proceeds from debt obligations, net of issuance costs	2,746	—
Repayment of debt obligations, including prepayment costs	(36,667)	(166,068)
Proceeds from securities sold under agreements to repurchase, net of issuance costs	—	16,328
Other, net	(952)	(2,329)
Net Cash Used in Financing Activities	(46,185)	(176,592)
Net change in cash and cash equivalents and restricted cash	(113,199)	(143,734)
Cash and cash equivalents and restricted cash, beginning of period	245,439	323,884
Cash and Cash Equivalents and Restricted Cash, End of Period	$132,240	$180,150

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$7,099	$7,696
Income taxes	$4,771	$3,373

Non-cash transactions:
Increase in paid-in capital as a result of tax receivable agreement amendment	$—	$50,318

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$127,702	$174,743
Restricted cash	4,538	5,407
Total Cash and Cash Equivalents and Restricted Cash	$132,240	$180,150

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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
COVID-19 Pandemic
In the first half of 2020, a novel strain of coronavirus (“COVID-19”) spread across the world resulting in a wide-spread economic downturn. As a result, in the first quarter of 2020, the Company’s funds experienced significant performance-related depreciation, which had a negative impact on the Company’s incentive income during the first quarter of 2020. In the second quarter of 2020, the Company generated stronger returns across the majority of its strategies and positions that offset the majority of the first quarter losses. To the extent that the Company has performance-related depreciation at year-end, it could have a material impact on the Company’s ability to earn incentive income in 2020, as well as in future years until the losses are recovered for continuing fund investors.
In addition, in the first half of 2020, the Company experienced unrealized losses on its risk retention investments held in certain of the CLOs that it manages. While the Company is required to hold these investments for the entire duration of the CLOs, to the extent that cash flows in the CLOs deteriorate, the Company could experience declining interest income and impairments on these investments.
A portion of the management fees the Company earns from its CLOs is subordinated to other obligations of the CLOs, including principal and interest on the notes issued by the CLOs. When certain overcollateralization tests are triggered, cash flows

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

received on the underlying collateral in the CLOs that would have otherwise been distributed as subordinated management fees to the Company are redirected to pay principal and interest on the more senior obligations of the CLOs. In the second quarter of 2020, driven by the market and economic impacts of the ongoing COVID-19 pandemic and resulting ratings downgrades and defaults on certain of the collateral held by CLOs, the impacted CLOs failed to satisfy one or more overcollateralization tests, and as a result the Company stopped recognizing management fees for these CLOs until the collateral tests are remedied and such fees are paid. In the event the persistent market conditions do not sufficiently recover over the life cycle of these CLOs, the Company’s management fees from our securitization vehicles will continue to deteriorate.
The Company has also evaluated its long-lived assets including operating lease assets and goodwill and has not identified any impairments to these assets as of June 30, 2020.
Company Structure
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
The Company conducts its operations through the Sculptor Operating Group. The following is a list of the outstanding units of the Sculptor Operating Partnerships as of June 30, 2020:
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The following table presents the number of shares and units (excluding Preferred Units) of the Registrant and the Sculptor Operating Partnerships, respectively, that were outstanding as of June 30, 2020:

As of June 30, 2020
Sculptor Capital Management, Inc.
Class A Shares	22,311,432
Class B Shares	32,820,414

Sculptor Operating Partnerships
Group A Units	16,019,506
Group A-1 Units	9,779,446
Group B Units	22,311,432
Group E Units	13,450,821
Group P Units	3,385,000
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
Recently Adopted Accounting Pronouncements
No changes to GAAP that went into effect in the six months ended June 30, 2020, had a material effect on the Company’s consolidated financial statements.
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
JUNE 30, 2020

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
 During the Distribution Holiday, (i) the Sculptor Operating Partnerships shall only make distributions with respect to Group B Units, (ii) the performance thresholds of Group P Units and PSUs shall be adjusted to take into account performance and distributions during such period, and (iii) RSUs will continue to receive dividend equivalents in respect of dividends or distributions paid on the Class A Shares. For executive managing directors that have received Group E Units, distributions on RSUs, as well as distributions counted in determining whether performance conditions of Group P Units and PSUs are met, are limited to an aggregate amount not to exceed $4.00 per Group P Unit, PSU or RSU, as applicable, cumulatively during the Distribution Holiday. Following the termination of the Distribution Holiday, Group A Units and Group E Units (whether vested or unvested) shall receive distributions even if such units have not been booked-up.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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
JUNE 30, 2020

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)

Sculptor Capital LP
Net loss	$(100,963)	$(18,769)	$(142,140)	$(50,818)
Blended participation percentage	42%	43%	42%	44%
Net Loss Attributable to Group A Units	$(42,031)	$(8,148)	$(59,405)	$(22,212)

Sculptor Capital Advisors LP
Net (loss) income	$(9,353)	$(9,523)	$(19,291)	$7,974
Blended participation percentage	41%	0%	42%	84%
Net (Loss) Income Attributable to Group A Units	$(3,869)	$—	$(8,062)	$6,695

Sculptor Capital Advisors II LP
Net income	$25,712	$14,550	$16,779	$16,603
Blended participation percentage	15%	0%	0%	0%
Net Income Attributable to Group A Units	$3,770	$—	$—	$—

Total Sculptor Operating Group
Net loss	$(84,604)	$(13,742)	$(144,652)	$(26,241)
Blended participation percentage	50%	59%	47%	59%
Net Loss Attributable to Group A Units	$(42,130)	$(8,148)	$(67,467)	$(15,517)

The following table presents the components of the net loss attributable to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Group A Units	$(42,130)	$(8,148)	$(67,467)	$(15,517)
Other	270	164	(478)	299
	$(41,860)	$(7,984)	$(67,945)	$(15,218)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Group A Units	$381,028	$434,943
Other	5,658	5,836
	$386,686	$440,779
The Preferred Units and fund investors’ interests in certain consolidated funds (which were deconsolidated in the third quarter of 2019) are redeemable outside of the Company’s control. These interests are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following tables present the activity in redeemable noncontrolling interests:

	Three Months Ended June 30,
	2020	2019
	Preferred Units	Funds	Preferred Units	Total
	(dollars in thousands)
Beginning Balance	$151,327	$149,290	$150,000	$299,290
Change in redemption value of Preferred Units	1,986	—	—	—
Capital contributions	—	1,938	—	1,938
Capital distributions	—	(56,636)	—	(56,636)
Comprehensive income	—	2,637	—	2,637
Ending Balance	$153,313	$97,229	$150,000	$247,229

	Six Months Ended June 30,
	2020	2019
	Preferred Units	Funds	Preferred Units	Total
	(dollars in thousands)
Beginning balance	$150,000	$157,660	$420,000	$577,660
Fair value of Debt Securities exchanged for 2016 Preferred Units	—	—	(167,799)	(167,799)
Fair value of 2019 Preferred Units exchanged for 2016 Preferred Units	—	—	(137,759)	(137,759)
Issuance of 2019 Preferred Units, net of issuance costs	—	—	136,964	136,964
Change in redemption value of Preferred Units	3,313	—	(101,406)	(101,406)
Capital contributions	—	3,645	—	3,645
Capital distributions	—	(72,247)	—	(72,247)
Comprehensive income	—	8,171	—	8,171
Ending Balance	$153,313	$97,229	$150,000	$247,229

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

5. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	June 30, 2020	December 31, 2019

	(dollars in thousands)
United States government obligations, at fair value	$206,434	$146,565
CLOs, at fair value	178,842	182,870
Other investments, equity method	86,068	81,991
Total Investments	$471,344	$411,426
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2020:

	As of June 30, 2020
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
United States government obligations	$206,434	$—	$—	$206,434
CLOs(1)	$—	$—	$178,842	$178,842
_______________
(1) As of June 30, 2020, investments in CLOs had contractual principal amounts of $172.7 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended June 30, 2020:

	March 31, 2020	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	June 30, 2020

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$155,287	$—	$—	$1,074	$(185)	$22,666	$178,842
The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended June 30, 2019:

	March 31, 2019	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	June 30, 2019

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$158,468	$—	$—	$25,903	$(4,615)	$1,791	$181,547

Investments of consolidated funds:
Bank debt	$59,169	$10,777	$(13,974)	$16,873	$(36,635)	$(80)	$36,130
The following table summarizes the changes in the Company’s Level III assets and liabilities for the six months ended June 30, 2020:

	December 31, 2019	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	June 30, 2020

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$182,870	$—	$—	$4,407	$(185)	$(8,250)	$178,842
The following table summarizes the changes in the Company’s Level III assets and liabilities for the six months ended June 30, 2019:

	December 31, 2018	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	June 30, 2019

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$181,868	$—	$—	$26,711	$(27,750)	$718	$181,547

Investments of consolidated funds:
Bank debt	$75,613	$8,702	$(27,313)	$27,128	$(48,592)	$592	$36,130
Corporate bonds	$—	$—	$—	$987	$(981)	$(6)	$—
Transfers out of Level III presented in the tables above resulted from the fair values of certain securities becoming market observable, with fair value determined using independent pricing services. Transfers into Level III presented in the tables

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

above resulted from the valuation of certain investments with decreased market observability, with fair values determined using independent pricing services.
The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held as of the reporting date:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$22,667	$85	$(8,250)	$877

Investments of consolidated funds:
Bank debt	$—	$114	$—	$694
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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, including its debt obligations and repurchase agreements, approximated their fair values as of June 30, 2020. The fair value measurements for the Company’s debt obligations and repurchase agreements are categorized as Level III within the fair value hierarchy and were determined using independent pricing services.
Loans Sold to CLOs Managed by the Company
From time to time the Company sells loans to CLOs managed by the Company. These loans are purchased by the Company in the open market and sold for cash at cost to the CLOs. The loans are accounted for as transfers of financial assets as they meet the criteria for derecognition under GAAP. No loans were sold in the six months ended June 30, 2020 and 2019. The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold loans in the past. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issued by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. As of June 30, 2020 and December 31, 2019, the Company’s investments in these retained interests had a fair value of $83.6 million and $88.2 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. In the six months ended June 30, 2020 and 2019, the Company received $1.6 million and $2.0 million, respectively, of interest and principal payments related to the retained interests.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The Company uses independent pricing services to value its investments in the CLOs, including the retained interests, and therefore the only key assumption is the price provided by such service. A corresponding adverse change of 10% or 20% on price would have a corresponding impact on the fair value of the Company’s investments in CLOs.
6. VARIABLE INTEREST ENTITIES
In the ordinary course of business, the Company sponsors the formation of funds that are considered VIEs. See Note 2 of the Company's Annual Report for a discussion of entities that are VIEs and the evaluation of those entities for consolidation by the Company. The assets and liabilities of consolidated VIEs were not material as of June 30, 2020 and December 31, 2019.
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
The table below presents the net assets of VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	June 30, 2020	December 31, 2019

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$9,079,489	$8,805,128

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned revenues	67,748	63,337
Income and fees receivable	26,134	21,841
Investments	196,909	200,215
Maximum Exposure to Loss	$290,791	$285,393

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Lease Cost
Operating lease cost	$5,141	$5,146	$10,288	$10,295
Short-term lease cost	12	14	25	32
Finance lease cost - amortization of leased assets	193	137	330	274
Finance lease cost - imputed interest on lease liabilities	24	25	38	49
Less: Sublease income	(370)	(381)	(754)	(765)
Net Lease Cost	$5,000	$4,941	$9,927	$9,885

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,601	$7,380	$11,203	$11,378
Operating cash flows for finance leases	$2	$25	$5	$49
Finance cash flows for finance leases	$192	$—	$651	$457

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$7	$6	$126,007
Finance leases	$745	$—	$745	$1,702

	June 30, 2020	December 31, 2019

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	8.9 years	9.3 years
Finance leases	2.2 years	2.1 years

Weighted average discount rate
Operating leases	7.9%	7.9%
Finance leases	7.1%	7.9%

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities
July 1, 2020 to December 31, 2020	$11,204	$258
2021	20,897	867
2022	19,701	248
2023	19,022	—
2024	15,353	—
Thereafter	82,234	—
Total Lease Payments	168,411	1,373
Imputed interest	(47,421)	(68)
Total Lease Liabilities	$120,990	$1,305
As of June 30, 2020, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within investments in the consolidated balance sheets.

Operating Leases

(dollars in thousands)
Sublease Rent Payments Receivable
July 1, 2020 to December 31, 2020	$1,107
2021	1,476
2022	1,476
2023	1,156
2024	—
Thereafter	—
Total Sublease Rent Payments Receivable	$5,215

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

8. DEBT OBLIGATIONS

	Debt Securities	2018 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
July 1, 2020 to December 31, 2020	$—	$—	$—	$—
2021	—	—	5,982	5,982
2022	40,000	—	281	40,281
2023	40,000	8,500	—	48,500
2024	40,000	—	18,328	58,328
Thereafter	80,000	—	39,035	119,035
Total Payments	200,000	8,500	63,626	272,126
Unamortized discounts & deferred financing costs	(15,324)	(143)	(318)	(15,785)
Total Debt Obligations	$184,676	$8,357	$63,308	$256,341
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
JUNE 30, 2020

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
In connection with the Recapitalization, the Company entered into Amendment No. 1 (the “Senior Credit Agreement Amendment”) to the Senior Credit Agreement (the Senior Credit Agreement, as amended by the Senior Credit Agreement Amendment, the “Amended Senior Credit Agreement”). In accordance with the Amended Senior Credit Agreement, indebtedness outstanding under the 2018 Term Loan will be payable in accordance with the provisions of the Cash Sweep described in Note 3. The 2018 Term Loan matures April 10, 2023. The maturity date of the 2018 Term Loan may be extended pursuant to the terms of the Amended Senior Credit Agreement. As of June 30, 2020, $8.5 million remained outstanding under the 2018 Term Loan. In accordance with the Cash Sweep, the Company repaid an additional $36.5 million during the first half of 2020.
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
The Amended Senior Credit Agreement contains two financial maintenance covenants. The first financial maintenance covenant states that the Company’s total fee-paying assets under management as of the last day of any fiscal quarter must be greater than $20.0 billion, and the second states that the total net leverage ratio (as defined in the Amended Senior Credit Agreement, which excludes the Debt Securities) as of the last day of any fiscal quarter must be less than (i) 3.00 to 1.00, or (ii) following the third anniversary of the Closing Date, 2.50 to 1.00. As of June 30, 2020, the Company was in compliance with the financial maintenance covenants.
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
JUNE 30, 2020

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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. In addition to customary events of default included in financing arrangements of this type, an event of default would also be triggered in the event that there is an event of default at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default, where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs, which investments had fair values of $62.6 million and $65.9 million as of June 30, 2020 and December 31, 2019, respectively.
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

Initial Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			June 30, 2020	December 31, 2019

			(dollars in thousands)
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	$17,190	$17,245
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,581	21,679
September 14, 2017	EURIBOR plus 2.21%	September 14, 2024	18,274	18,237
August 1, 2019	EURIBOR plus 1.15%	June 29, 2021	5,982	3,464
February 27, 2020	EURIBOR plus 0.80%	January 11, 2022	281	—
			$63,308	$60,625

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
On May 29, 2018, the Company entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of June 30, 2020, €12.3 million of the CLO Financing Facility remained available.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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
The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to counterparties related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of June 30, 2020	$97,670	$—	$97,670	$96,505	$1,165
As of December 31, 2019	$97,508	$—	$97,508	$97,508	$—
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of June 30, 2020	$—	$—	$—	$97,670	$97,670
As of December 31, 2019	$—	$—	$—	$97,508	$97,508

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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Pursuant to the 2019 Preferred Unit Designations, distributions on the 2019 Preferred Units were payable on the liquidation preference amount on a cumulative basis at an initial distribution rate of 0% per annum until February 19, 2020 (the “Step Up Date”), after which the distribution rate increased to 6% per annum from the Step Up Date until the sixth anniversary of the Step Up Date, then continue to increase in stages thereafter to a maximum of 10% per annum on and after the eighth anniversary of the Step Up Date. The Company has the option to defer distributions on the 2019 Preferred Units, in which case such amount is added to the redemption value of the 2019 Preferred Units and such amounts would also be eligible for the redemption discount described above. The Company elected to do so for each of the payments due in the first half of 2020.
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
11. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	June 30, 2020	December 31, 2019

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$52,798	$52,798
Computer hardware and software	48,345	47,361
Furniture, fixtures and equipment	8,411	8,411
Accumulated depreciation and amortization	(77,336)	(73,730)
Fixed assets, net	32,218	34,840
Goodwill	22,691	22,691
Prepaid expenses	16,766	18,507
Other	4,848	6,570
Total Other Assets, Net	$76,523	$82,608

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

12. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	June 30, 2020	December 31, 2019

	(dollars in thousands)
Legal provisions	$136,000	$19,100
Accrued expenses	14,142	19,275
Uncertain tax positions	8,250	8,250
Unused trade commissions	4,765	5,192
Other	6,667	7,400
Total Other Liabilities	$169,824	$59,217

13. REVENUES
The following table presents management fees and incentive income recognized as revenues for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$29,214	$34,540	$34,219	$30,800
Credit
Opportunistic credit funds	11,233	2,750	10,704	2,069
Institutional Credit Strategies	8,085	—	13,848	—
Real estate funds	11,851	948	2,417	1,888
Other	—	—	212	—
Total	$60,383	$38,238	$61,400	$34,757

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The following table presents management fees and incentive income recognized as revenues for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$61,587	$36,364	$68,600	$45,784
Credit
Opportunistic credit funds	20,796	7,420	21,139	32,989
Institutional Credit Strategies	23,351	—	27,571	—
Real estate funds	21,594	3,776	7,249	9,182
Other	8	—	464	—
Total	$127,336	$47,560	$125,023	$87,955
A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. The following table presents the activity in the Company’s unearned incentive income for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(dollars in thousands)
Beginning of Period	$60,798	$61,397
Amounts collected during the period	5,235	11,338
Amounts recognized during the period	(1,426)	(6,427)
End of Period	$64,607	$66,308
The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.
The following table presents the composition of the Company’s income and fees receivable as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

	(dollars in thousands)
Management fees	$35,806	$25,726
Incentive income	37,298	189,669
Income and Fees Receivable	$73,104	$215,395

14. INCOME TAXES
The computation of the effective tax rate and provision at each interim period requires the use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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
The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
Income passed through to noncontrolling interests	4.76%	15.38%	-1.22%	19.02%
Nondeductible transaction costs	—%	-2.85%	—%	-23.15%
Tax effects of income recorded to equity in connection with the Recapitalization	—%	—%	—%	17.18%
Foreign income taxes	-4.70%	-34.29%	-0.93%	-25.05%
RSU excess income tax benefit or expense	-0.45%	-15.57%	0.01%	-17.32%
State and local income taxes	5.60%	-160.11%	3.80%	-73.23%
Income not subject to entity level tax	—%	—%	—%	4.64%
Nondeductible amortization of Partner Equity Units	-3.00%	-94.00%	-2.70%	-73.80%
Nondeductible interest expense	-0.50%	—%	-0.47%	—%
Other, net	-1.62%	6.40%	-0.68%	7.38%
Effective Income Tax Rate	21.09%	-264.04%	18.81%	-143.33%
The Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the Company had a liability for unrecognized tax benefits of $8.3 million. As of and for the six months ended June 30, 2020, the Company did not accrue interest or penalties related to uncertain tax positions. As of June 30, 2020, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.8 million as of June 30, 2020.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

15. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Occupancy and equipment	$7,531	$7,524	$15,136	$15,108
Information processing and communications	5,634	5,488	10,658	10,850
Professional services	5,196	6,730	14,945	21,690
Recurring placement and related service fees	3,680	3,503	10,172	6,845
Insurance	2,126	2,172	4,256	4,324
Business development	303	859	1,363	1,957
Foreign exchange gains	(281)	(402)	(310)	(354)
Other expenses	1,526	2,553	4,201	5,795
	25,715	28,427	60,421	66,215
Legal provisions	116,900	—	116,900	—
Total General, Administrative and Other	$142,615	$28,427	$177,321	$66,215

16. (LOSS) EARNINGS PER CLASS A SHARE
Basic (loss) earnings per Class A Share is computed by dividing the net (loss) income attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended June 30, 2020 and 2019, the Company included 557,070 and 164,777 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share. For the six months ended June 30, 2020 and 2019, the Company included 561,603 and 174,461 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share.
When calculating dilutive (loss) earnings per Class A Share, the Company applies the treasury stock method to unvested RSUs and the if-converted method to vested Group A Units and Group E Units. The Company applies the treasury stock method to unvested Group A Units and Group E Units and the if-converted method on the resulting number of units that would be issued. The Company did not include the Group P Units or PSUs in the calculations of dilutive (loss) earnings per Class A Share, as the applicable market performance conditions have not yet been met as of June 30, 2020.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The following tables present the computation of basic and diluted (loss) earnings per Class A Share:

Three Months Ended June 30, 2020	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(25,239)	22,590,084	$(1.12)
Effect of dilutive securities:
Group A Units	(42,982)	16,019,506		—
Group E Units	—	—		13,450,821
RSUs	—	—		4,278,779
Diluted	$(68,221)	38,609,590	$(1.77)

Three Months Ended June 30, 2019	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(8,625)	$20,722,510	$(0.42)
Effect of dilutive securities:
Group A Units	(8,146)	15,991,502		—
Group E Units	—	—		13,541,818
RSUs	—	—		4,882,433
Diluted	$(16,771)	$36,714,012	$(0.46)

Six Months Ended June 30, 2020	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(53,506)	22,447,399	$(2.38)
Effect of dilutive securities:
Group A Units	(63,398)	16,017,071		—
Group E Units	—	—		13,450,821
RSUs	—	—		4,224,282
Diluted	$(116,904)	38,464,470	$(3.04)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Six Months Ended June 30, 2019	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$28,458	20,599,616	$1.38
Effect of dilutive securities:
Group A Units	—	—		18,018,619
Group E Units	—	5,291,581		—
RSUs	—	50,908		—
Diluted	$28,458	25,942,105	$1.10

17. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to current and former executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”) under the tax receivable agreement, as discussed further in Note 18. The Company made payments totaling $18.2 million under the tax receivable agreement (inclusive of interest thereon) in the six months ended June 30, 2020. No payments were made in the three months ended June 30, 2020 and three and six months ended June 30, 2019.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
As of June 30, 2020 and 2019, respectively, approximately $929.2 million and $1.1 billion of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of June 30, 2020 and 2019, approximately 48% and 30%, of these assets under management were not charged management fees or incentive income. The following table presents management fees and incentive income charged on investments held by the Company’s executive managing directors, employees and certain other related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$833	$1,671	$1,899	$4,396
Incentive income	$94	$3,207	$431	$4,768
Other
In connection with the Recapitalization, the Company paid for Mr. Och’s expenses incurred in connection with these transactions in the amount of $5.0 million, of which $4.5 million was incurred in the fourth quarter of 2018 and the remainder in

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Sculptor Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

agreement will vary based upon these and a number of other factors. As of June 30, 2020, the estimated future payment under the tax receivable agreement was $187.5 million, which is recorded in due to related parties on the consolidated balance sheets.
The table below presents management’s estimate as of June 30, 2020, of the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
July 1, 2020 to December 31, 2020	$11,796
2021	1,539
2022	26,069
2023	41,769
2024	40,774
Thereafter	65,514
Total Payments	$187,461
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

In U.S. v. Oz Africa Management GP, LLC, Cr. No. 16-515 (NGG) (EDNY), on February 20, 2018, certain former shareholders of Africo Resources Ltd. (the “Claimants”) filed a letter with the U.S. District Court for the Eastern District of New York (the “Court”) stating they plan to seek restitution at the sentencing hearing for Oz Africa Management GP, LLC (“Oz Africa”). On August 29, 2019, the court filed a Memorandum & Order in which it found that the claimants qualify as “victims” under the Mandatory Victims Restitution Act and directed the parties to submit briefs regarding the calculation of restitution, among other issues.
At a conference on July 23, 2020, Oz Africa, the Claimants and the U.S. Department of Justice (the “DOJ”) discussed a potential settlement framework with the Honorable Nicholas Garaufis of the U.S. District Court for the Eastern District of New York. If the Court approves this framework, then settlement terms would be presented to the Court for approval. Oz Africa and the Claimants have conditionally agreed in principle on a restitution amount of $136.0 million. The proposed settlement remains subject to (i) final negotiation and signing of a formal settlement agreement, which will only be entered into if the Court approves the settlement framework; and (ii) the subsequent approval by the Court of the restitution amount.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

In line with the settlement discussions, Oz Africa has recorded a $136.0 million accrual in the matter, of which $116.9 million was recorded this quarter. Prior to settlement discussions, Claimants, the DOJ and Oz Africa each submitted differing calculations relating to restitution. Claimants have taken the position that the value of the mining rights at issue to Africo Resources Ltd. (in which the Claimants were shareholders) was $421.8 million, the DOJ indicated that the value of the portion of the mining rights held by Africo Resources Ltd. could be as high as $151.5 million, but did not submit a proposed restitution figure, and Oz Africa took the view that the Claimants’ losses should be valued by the loss to the publicly-traded value of their Africo Resources Ltd. shares, which formed the basis for the Company’s previous $19.1 million accrual. If the matter is not resolved pursuant to the proposed settlement framework, it is possible that losses may exceed the currently-accrued amount.
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
Investment Commitments
The Company has unfunded capital commitments of $86.1 million to certain funds it manages. Approximately $60.2 million of these commitments will be funded by contributions to the Company from certain employees and executive managing directors. The Company expects to fund these commitments over the next eight years. In addition, certain current and former executive managing directors of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $14.9 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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
Overview
COVID-19 Pandemic
In the first half of 2020, a novel strain of coronavirus (“COVID-19”) spread across the world resulting in a wide-spread economic downturn. As a result, in the first quarter of 2020, our funds experienced significant performance-related depreciation, which had a negative impact on our incentive income during the first quarter of 2020. In the second quarter of 2020, we generated stronger returns across the majority of our strategies and positions that offset the majority of our first quarter losses. To the extent that we have performance-related depreciation at year-end, it could have a material impact on our ability to earn incentive income in 2020, as well as in future years until the losses are recovered for continuing fund investors.
In addition, in the first half of 2020, we experienced unrealized losses on our risk retention investments held in certain of the CLOs that we manage. While we are required to hold these investments for the entire duration of the CLOs, to the extent that cash flows in the CLOs deteriorate, we could experience declining interest income and impairments on these investments.
A portion of the management fees we earn from our CLOs is subordinated to other obligations of the CLOs, including principal and interest on the notes issued by the CLOs. When certain overcollateralization tests are triggered, cash flows received on the underlying collateral in the CLOs that would have otherwise been distributed as subordinated management fees due to us are redirected to pay principal and interest on the more senior obligations of the CLOs. In the second quarter of 2020, driven by the market and economic impacts of the ongoing COVID-19 pandemic and resulting ratings downgrades and defaults on certain of the collateral held by CLOs, the impacted CLOs failed to satisfy one or more overcollateralization tests, and as a result we stopped recognizing management fees for these CLOs until the collateral tests are remedied and such fees are paid. In the event the persistent market conditions do not sufficiently recover over the life cycle of these CLOs, our management fees from our securitization vehicles will continue to deteriorate. We will continue to evaluate our ability to collect these and any future fees; however, to the extent the overcollateralization tests in our CLOs have not resolved, the amount of fees deferred would continue to increase, which may negatively impact our liquidity and the amounts we recognize as revenue in future periods.
We have also evaluated our long-lived assets, including operating lease assets and goodwill, and have not identified any impairments to these assets as of June 30, 2020.
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
Due to the uncertainty over the timing and extent of any possible global economic recovery, we cannot readily estimate or determine the effects that the ongoing COVID-19 pandemic will ultimately have on our future business and financial results. Please see the COVID-19 commentary included throughout this MD&A, including “—Liquidity and Capital Resources” as well as “Item 1A. Risk Factors” in this quarterly report for additional information on these impacts and the potential impacts on our results of operations and financial position.

Overview of Our Financial Results
We reported a GAAP net loss attributable to Class A Shareholders of $25.2 million for the second quarter of 2020, compared to a net loss of $8.6 million for the second quarter of 2019, and GAAP net loss of $53.5 million in the first half of 2020, compared to net income of $28.5 million in the first half of 2019.
The increase in net loss attributable to Class A Shareholders for the second quarter of 2020 was primarily due to higher legal provisions and lower revenues, partially offset by lower income tax expense, higher unrealized gains on our investments, lower equity-based compensation expense, a decrease related to a change in tax receivable agreement liability in the prior year, as well as reductions across various operating expense categories.
The increase in net loss attributable to Class A Shareholders for the first half of 2020 was primarily due to higher legal provisions, lower incentive income, and unrealized losses on our investments, partially offset by lower income tax expense, lower equity-based compensation, and lower professional services expenses, driven by higher legal and accounting fees incurred in connection with the Recapitalization in the prior-year period. Also impacting our results to Class A Shareholders was an adjustment to the redemption value of Preferred Units recognized in connection with the Recapitalization in the first quarter of 2019 that increased net income attributable to Class A Shareholders in the first half of 2019 by $44.4 million. In the first half of 2020, an adjustment of $3.3 million to the redemption value of the Preferred Units related to the accrual of distributions on the units decreased amounts attributable to Class A Shareholders in the first half of 2020. Please see “—Results of Operations” for detailed discussion of the drivers of our results.
Economic Income was a loss of $84.2 million for the second quarter of 2020, compared to income of $32.4 million for the second quarter of 2019. This decline was primarily due to legal provisions recorded in the second quarter of 2020, lower interest income, and higher interest expense, partially offset by an increase in incentive income, as well as reductions across various operating expense categories.
Economic Income was a loss of $81.9 million in first half of 2020, compared to income of $70.2 million in first half of 2019. This increase in loss was primarily due to higher legal provisions, as well as lower incentive income, lower interest income, and higher interest expense, partially offset by lower professional services expenses, driven by higher legal and accounting fees incurred in connection with the Recapitalization in the prior-year period, lower compensation and benefits expense, as well as reductions across various operating expense categories. Please see “—Economic Income Analysis” for detailed discussion of the drivers of our results. Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $35.4 billion as of June 30, 2020. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $24.5 billion, comprising 69% of our total assets under management as of June 30, 2020. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $26.0 billion, comprising 73% of assets under management as of June 30, 2020.
Assets under management in our multi-strategy funds totaled $9.4 billion as of June 30, 2020, decreasing $373.6 million, or 4%, year-over-year. This change was driven by net capital outflows of $974.6 million, primarily in the Sculptor Master Fund, our largest multi-strategy fund, and $56.2 million of distributions to investors in certain smaller funds that we have decided to close. These decreases were partially offset by performance-related appreciation of $657.2 million.
Sculptor Master Fund generated a gross return of 8.2% and a net return of 6.0% year-to-date through June 30, 2020. Sculptor Master Fund generated positive performance across all strategies in the second quarter, lifted by a broad rebound in risk assets which helped to deliver strong performance in the majority of positions we added at the onset of the COVID-19 crisis. Our active repositioning of the portfolio amidst record volatility and diverging markets was also meaningful in contributing to a second quarter return that drove Sculptor Master Fund to year-to-date gains. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the Sculptor Master Fund.

Assets under management in our dedicated credit products totaled $21.3 billion as of June 30, 2020, increasing $534.7 million, or 3%, year-over-year. Assets under management in our opportunistic credit funds totaled $5.9 billion as of June 30, 2020, decreasing $145.8 million, or 2%, year-over-year. This change was driven by $381.5 million of performance-related depreciation, and $15.2 million of distributions in our closed-end opportunistic credit funds. These decreases were partially offset by $250.8 million of net inflows.
Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of -10.2% and a net return of -11.4% year-to-date through June 30, 2020. In a similar manner to the multi-strategy funds, the recovery of credit markets during the quarter propelled returns, particularly amongst the investments we made as a result of the mispricings during the market downturn. Assets under management for the fund were $1.7 billion as of June 30, 2020.
Assets under management in Institutional Credit Strategies totaled $15.4 billion as of June 30, 2020, increasing $680.6 million, or 5%, year-over-year. The increase was driven primarily by the launch of various aircraft securitizations and a CBO, partially offset by a reduction in assets under management related to a decrease in the number of aircraft serving as collateral in an aircraft securitization vehicle and changes in underlying collateral value and distributions.
Assets under management in our real estate funds totaled $4.7 billion as of June 30, 2020, increasing $1.8 billion, or 62%, year-over-year primarily due to the launch of Sculptor Real Estate Fund IV during the fourth quarter of 2019, which had its final closing in the second quarter of 2020, and related co-investment vehicles, partially offset by $1.3 billion of distributions and other reductions primarily related to the expiration of the investment period of Sculptor Real Estate Fund III and related co-investment vehicles. Since inception through June 30, 2020, the gross internal rate of return (“IRR”) was 28.3% and 18.4% net for Sculptor Real Estate Fund III (for which the investment period ended in September 2019).
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
We typically accept capital from new and existing investors in our multi-strategy and certain open-end opportunistic credit funds on a monthly basis on the first day of each month. Investors in these funds (other than with respect to capital invested in Special Investments) typically have the right to redeem their interests in a fund following an initial lock-up period of one to four years. Following the expiration of these lock-up periods, subject to certain limitations, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 90 days’ prior written notice. The lock-up requirements for our funds may generally be waived or modified at the sole discretion of each fund’s general partner or board of directors, as applicable.
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
In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific company events, we could experience increased redemptions and a consequent reduction in our assets under management. Over the past few years, our assets under management have declined and this trend may continue to some extent for some period of time in light of the 2016 settlements and the global economic downturn as a result of the ongoing COVID-19 pandemic. Throughout the latter part of 2017 and 2018, net outflows from our multi-strategy funds began to normalize and were partially offset by growth in our Institutional Credit Strategies business, as well as positive fund performance. However, in the first quarter of 2020 our funds experienced significant performance-related depreciation due to the unprecedented market events that unfolded as a result of the COVID-19 pandemic. Although the majority of our first quarter losses were offset by stronger returns during the second quarter of 2020, the ongoing COVID-19 pandemic has affected almost every segment of the global economy and may have a negative impact on our assets under management, management fees and incentive income in future periods.
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of June 30, 2020, approximately 3% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 48% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Three Months Ended June 30, 2020
	March 31, 2020	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2020

	(dollars in thousands)
Multi-strategy funds	$8,460,210	$(108,540)	$(12,373)	$1,062,462	$9,401,759
Credit
Opportunistic credit funds	4,944,832	472,037	(15)	463,272	5,880,126
Institutional Credit Strategies	15,994,399	22,254	(619,430)	2,072	15,399,295
Real estate funds	3,989,821	775,229	(27,879)	(627)	4,736,544
Other	1,214	4	(448)	—	770
Total	$33,390,476	$1,160,984	$(660,145)	$1,527,179	$35,418,494

	Three Months Ended June 30, 2019
	March 31, 2019	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2019

	(dollars in thousands)
Multi-strategy funds	$10,292,551	$(848,872)	$(5,699)	$337,415	$9,775,395
Credit
Opportunistic credit funds	5,787,118	188,858	(5,204)	55,183	6,025,955
Institutional Credit Strategies	13,365,643	1,460,664	(1,986)	(105,580)	14,718,741
Real estate funds	2,652,488	279,085	(10,048)	—	2,921,525
Other	224,146	—	(6,296)	—	217,850
Total	$32,321,946	$1,079,735	$(29,233)	$287,018	$33,659,466

	Six Months Ended June 30, 2020
	December 31, 2019	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2020

	(dollars in thousands)
Multi-strategy funds	$9,332,118	$(318,214)	$(17,819)	$405,674	$9,401,759
Credit
Opportunistic credit funds	6,025,306	192,762	(15)	(337,927)	5,880,126
Institutional Credit Strategies	15,710,319	419,246	(619,436)	(110,834)	15,399,295
Real estate funds	3,393,876	1,422,105	(69,269)	(10,168)	4,736,544
Other	8,311	20	(7,561)	—	770
Total	$34,469,930	$1,715,919	$(714,100)	$(53,255)	$35,418,494

	Six Months Ended June 30, 2019
	December 31, 2018	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2019

	(dollars in thousands)
Multi-strategy funds	$10,420,858	$(1,735,225)	$(26,977)	$1,116,739	$9,775,395
Credit
Opportunistic credit funds	5,751,411	125,328	(32,176)	181,392	6,025,955
Institutional Credit Strategies	13,491,734	1,474,170	(109,133)	(138,030)	14,718,741
Real estate funds	2,577,040	354,555	(10,048)	(22)	2,921,525
Other	286,635	(62,868)	(6,296)	379	217,850
Total	$32,527,678	$155,960	$(184,630)	$1,160,458	$33,659,466
In the six months ended June 30, 2020, our funds experienced performance-related depreciation of $53.3 million and net inflows of $1.7 billion. The net inflows were comprised of (i) $2.6 billion of gross inflows, driven by $1.4 billion in real estate funds, primarily due to additional closes of Sculptor Real Estate Fund IV, $518.4 million in opportunistic credit funds, and $449.3 million in Institutional Credit Strategies, primarily driven by a launch of an aircraft securitization; and (ii) $875.9 million of gross outflows due to redemptions, primarily in our multi-strategy and open-ended credit funds. Additionally, our funds experienced distributions and other reductions of $714.1 million, driven by Institutional Credit Strategies, as there was a decrease in the number of aircraft serving as collateral in certain of our aircraft securitization vehicles for which we act as collateral manager. In 2020, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from private banks, pensions, and related parties, while pensions were the largest source of gross outflows.
As of August 1, 2020, estimated assets under management increased to $35.5 billion, driven by $340.4 million of performance-related appreciation, partially offset by approximately $274.5 million of distributions and other reductions to investors in certain funds, which included a $172.4 million reduction in assets under management related to a decrease in the number of aircraft serving as collateral in an aircraft securitization vehicle for which we act as collateral manager.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Weighted-average assets under management	$33,727,812	$32,125,578	$34,060,884	$31,858,459
Average management fee rates	0.67%	0.72%	0.69%	0.74%
The decline in our average management fee rate for the periods presented occurred primarily because of a change in the mix of products that comprise our assets under management, as well as the deferral of recognition of certain subordinated management fees from our CLOs, as discussed above. Our average management fee will vary from period to period based on the mix of products that comprise our assets under management.
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

Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 0.83% to 2.25% annually of assets under management. For the second quarter of 2020, our multi-strategy funds had an average management fee rate of 1.26%.
We generally crystallize incentive income from the majority of our multi-strategy funds on an annual basis. Incentive income is generally equal to 20% of the realized and unrealized profits attributable to each investor. A portion of the assets under management in each of the Sculptor Master Fund and our other multi-strategy funds is subject to initial commitment periods of three years, and for certain of these assets, we only earn incentive income once profits attributable to an investor exceed a preferential return, or “hurdle rate,” which is generally equal to the 3-month T-bill rate for our multi-strategy funds. Once the investment performance has exceeded the hurdle rate for these assets, we may receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets.

			Returns for the Six Months Ended June 30,				Annualized Returns Since Inception Through June 30, 2020
	Assets Under Management as of June 30,		2020		2019
	2020	2019	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Sculptor Master Fund(1)	$8,629,632	$8,886,655	8.2%	6.0%	16.4%	13.3%	16.5%	(2)	11.5%	(2)
Sculptor Enhanced Master Fund	733,013	693,290	6.4%	4.7%	24.6%	19.8%	14.2%		9.8%
Other funds	39,114	195,450	n/m	n/m	n/m	n/m	n/m		n/m
	$9,401,759	$9,775,395
_______________
(1)The returns for the Sculptor Master Fund exclude Special Investments. Special Investments in the Sculptor Master Fund are held by investors representing a small percentage of assets under management in the fund. Inclusive of these Special Investments, the returns of the Sculptor Master Fund for six months ended June 30, 2020 were 7.2% gross and 5.1% net, for six months ended June 30, 2019 were 14.8% gross and 11.7% net, and annualized since inception through June 30, 2020 were 16.2% gross and 11.3% net.
(2)The annualized returns since inception are those of the Sculptor Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Sculptor Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of June 30, 2020, the annualized returns since the Sculptor Master Fund’s inception on January 1, 1998 were 13.2% gross and 8.9% net excluding Special Investments and 12.8% gross and 8.6% net inclusive of Special Investments.
The $373.6 million, or 4%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $974.6 million, primarily from the Sculptor Master Fund, our largest multi-strategy fund, and distributions of $56.2 million in certain other multi-strategy funds that we have decided to close, partially offset by performance-related appreciation of $657.2 million. In 2020, the largest sources of gross outflows from our multi-strategy funds were attributable to private banks, family offices and individuals, and foundations and endowments.
In the first half of 2020, the Sculptor Master Fund generated a gross return of 8.2% and a net return of 6.0%. Sculptor Master Fund generated positive performance across all strategies in the second quarter, lifted by a broad rebound in risk assets which helped to deliver strong performance in the majority of positions we added at the onset of the COVID-19 crisis. Our active repositioning of the portfolio amidst record volatility and diverging markets was also meaningful in contributing to a second quarter return that drove Sculptor Master Fund to year-to-date gains.

In the first half of 2019, the Sculptor Master Fund generated a gross return of 16.4% and a net return of 13.3%. Sculptor Master Fund delivered positive returns across all major strategies in the quarter with performance driven primarily by global equities, merger arbitrage and corporate credit.
Credit

	Assets Under Management as of June 30,
	2020	2019

	(dollars in thousands)
Opportunistic credit funds	$5,880,126	$6,025,955
Institutional Credit Strategies	15,399,295	14,718,741
	$21,279,421	$20,744,696
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.75% to 2.00% annually of the net asset value of these funds. For the second quarter of 2020, our opportunistic credit funds had an average management fee rate of 0.84%.
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

			Returns for the Six Months Ended June 30,				Annualized Returns Since Inception Through June 30, 2020
	Assets Under Management as of June 30,		2020		2019
	2020	2019	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Sculptor Credit Opportunities Master Fund(1)	$1,686,984	$1,691,379	-10.2%	-11.4%	4.6%	3.5%	12.6%	8.6%
Customized Credit Focused Platform	3,147,797	3,239,374	-7.3%	-6.0%	6.9%	5.2%	14.9%	11.2%
Closed-end opportunistic credit funds	524,339	550,079	See below for return information on our closed-end opportunistic credit funds.
Other funds	521,006	545,123	n/m	n/m	n/m	n/m	n/m	n/m
	$5,880,126	$6,025,955
_______________
n/m not meaningful
(1)The returns for the Sculptor Credit Opportunities Master Fund exclude Special Investments. Special Investments in the Sculptor Credit Opportunities Master Fund are held by investors representing a small percentage of assets under management in the fund. Inclusive of these Special Investments, the returns of the Sculptor Credit Opportunities Master Fund for six months ended June 30, 2020 were -10.7% gross and -11.8% net, for six months ended June 30, 2019 were 4.4% gross and 3.3% net, and annualized since inception through June 30, 2020 were 12.2% gross and 8.3% net.
Assets under management in our opportunistic credit funds decreased by $145.8 million, or 2%, year-over-year. This change was driven by $381.5 million of performance-related depreciation, and $15.2 million of distributions in our closed-end opportunistic credit funds, partially offset by $250.8 million of net inflows.
In the first half of 2020, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of -10.2% and a net return of -11.4%. In a similar manner to the multi-strategy funds, the recovery of credit markets during the quarter propelled returns, particularly amongst the investments we made as a result of the mispricings during the market downturn.
In the first half of 2019, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 4.6% and a net return of 3.5%. Performance was broad-based with gains across both the corporate and structured credit strategies, and geographies.
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

	Assets Under Management as of June 30,		Inception to Date as of June 30, 2020
	2020	2019	Total Commitments	Total Invested Capital(1)	Gross IRR(2)	Net IRR(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Sculptor European Credit Opportunities Fund (2012-2015)	$—	$1,240	n/a	n/a	n/a	n/a	n/a
Sculptor Structured Products Domestic Fund II (2011-2014)	50,221	61,228	326,850	326,850	19.4%	15.3%	2.1x
Sculptor Structured Products Offshore Fund II (2011-2014)	54,606	64,860	304,531	304,531	16.8%	13.1%	1.9x
Sculptor Structured Products Offshore Fund I (2010-2013)	3,980	4,580	155,098	155,098	23.8%	19.1%	2.1x
Sculptor Structured Products Domestic Fund I (2010-2013)	3,532	4,260	99,986	99,986	22.6%	18.0%	2.0x
Other funds	412,000	413,911	412,170	73,624	n/m	n/m	n/m
	$524,339	$550,079	$1,298,635	$960,089
_______________
n/m not meaningful
(1)Represents funded capital commitments net of recallable distributions to investors.
(2)Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of June 30, 2020, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.
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
Assets under management for Institutional Credit Strategies are generally based on the par value of the collateral and cash held for CLOs and CBO, and adjusted portfolio values for our aircraft securitizations. However, assets under management are reduced for any investments in these securitization vehicles held by our other funds to avoid double counting these assets. Management fees for Institutional Credit Strategies, generally range from 0.30% to 0.50% annually of assets under management. For the second quarter of 2020, Institutional Credit Strategies had an average management fee rate of 0.25% gross of rebates on cross-investments from other funds we manage (0.20% net of such rebates). The decline in the average management fee rate for the second quarter of 2020 occurred primarily due to the deferral of recognition of certain subordinated management fees from our CLOs, as discussed above.
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

	Most Recent Closing or Refinancing Year		Assets Under Management as of June 30,
		Deal Size	2020	2019

		(dollars in thousands)
Collateralized loan obligations	2017	$4,209,590	$3,475,548	$3,494,157
	2018	7,487,273	7,055,741	7,099,508
	2019	2,985,214	2,875,534	2,499,499
	2020	409,250	397,938	394,957
		15,091,327	13,804,761	13,488,121

Aircraft securitizations	2018	696,000	497,611	497,611
	2019	1,128,000	379,350	542,822
	2020	472,732	382,963	—
		2,296,732	1,259,924	1,040,433

Collateralized bond obligation	2019	349,550	274,632	—
Other funds	n/a	n/a	59,978	190,187
		$17,737,609	$15,399,295	$14,718,741
Assets under management in Institutional Credit Strategies totaled $15.4 billion as of June 30, 2020, increasing $680.6 million, or 5%, year-over-year. The year-over-year increase in assets under management in Institutional Credit Strategies was driven primarily by the closing of additional CLOs and launches of aircraft securitizations and a CBO, partially offset by changes in underlying collateral value and distributions. In addition, in 2020 we refinanced one of our 2016 CLOs.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.
Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.50% to 1.50% annually of assets under management; however, management fees for Sculptor Real

Estate Credit Fund I are based on invested capital both during and after the investment period. For the second quarter of 2020, our real estate funds had an average management fee rate of 1.06%.
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

	Assets Under Management as of June 30,
	2020	2019

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$—	$13,578
Sculptor Real Estate Fund II	61,602	92,234
Sculptor Real Estate Fund III	517,037	1,487,960
Sculptor Real Estate Fund IV	2,593,090	—
Sculptor Real Estate Credit Fund I	730,785	724,854
Other funds	834,030	602,899
	$4,736,544	$2,921,525

	Inception to Date as of June 30, 2020
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I(7) (2005-2010)	$408,081	$386,298	$845,975	25.5%	16.1%	2.2x	$386,298	$845,975	25.5%	2.2x
Sculptor Real Estate Fund II(7) (2011-2014)	839,508	762,588	1,554,419	32.8%	21.6%	2.0x	762,588	1,554,419	32.8%	2.0x
Sculptor Real Estate Fund III(7) (2014-2019)	1,500,000	1,053,427	1,708,462	28.3%	18.4%	1.6x	653,617	1,171,822	35.3%	1.8x
Sculptor Real Estate Fund IV(8) (2019-2023)	2,596,024	122,556	146,208	n/m	n/m	n/m	65,056	86,762	n/m	n/m
Sculptor Real Estate Credit Fund I(8) (2015-2020)	736,225	354,196	415,295	n/m	n/m	n/m	130,028	168,063	n/m	n/m
Other funds	1,139,097	439,504	577,615	n/m	n/m	n/m	63,189	108,964	n/m	n/m
	$7,218,935	$3,118,569	$5,247,974				$2,060,776	$3,936,005

	Unrealized Investments as of June 30, 2020
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I (2005-2010)(7)	$—	$—	—
Sculptor Real Estate Fund II (2011-2014)(7)	—	—	—
Sculptor Real Estate Fund III (2014-2019)(7)	399,810	536,640	1.3x
Sculptor Real Estate Fund IV (2019-2023)(8)	57,500	59,446	n/m
Sculptor Real Estate Credit Fund I (2015-2020)(8)	224,168	247,232	n/m
Other funds	376,315	468,651	n/m
	$1,057,793	$1,311,969
_______________
n/m not meaningful
(1)An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.
(2)Invested capital represents total aggregate contributions made for investments by the fund.
(3)Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of June 30, 2020. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of June 30, 2020.
(4)Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of June 30, 2020, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.
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
Assets under management in our real estate funds increased $1.8 billion, or 62%, year-over-year due to net inflows of $3.1 billion, primarily due to the launch of Sculptor Real Estate Fund IV during the fourth quarter of 2019, which had its final closing in the second quarter of 2020, and related co-investment vehicles, partially offset by $1.3 billion of distributions and other reductions primarily related to the expiration of the investment period of Sculptor Real Estate Fund III and related co-investment vehicles. Our real estate funds continue to deploy capital and generate strong returns with an 18.4% annualized net return in Sculptor Real Estate Fund III. Despite the recent market dislocation, we believe our diversified approach across product types, position in the capital structure, focus on current income and modest use of leverage has allowed our portfolios to generate consistent returns over time. While we continue to actively navigate the current economic and market conditions resulting from the ongoing COVID-19 pandemic, to the extent our ability to realize investments may be delayed or operating cash flows from existing investments may be reduced or deferred, we may experience a delay in our ability to recognize incentive income from these funds.

Longer-Term Assets Under Management
As of June 30, 2020, approximately 69% of our assets under management were subject to initial commitment periods of three years or longer. Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information.

	June 30, 2020
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$392,077	$13,302
Credit
Opportunistic credit funds	4,002,526	114,241
Institutional Credit Strategies	15,385,517	—
Real estate funds	4,736,545	99,879
Other	770	—
	$24,517,435	$227,422
Accrued unrecognized incentive income associated with longer-term assets increased by $87.4 million during the second quarter of 2020, primarily driven by positive performance in our opportunistic credit funds. We expect a large portion of the amounts related to our opportunistic credit funds to be recognized in the fourth quarter of 2020. For the remainder of accrued unrecognized incentive income, we generally recognize incentive income in multi-strategy funds and open-end opportunistic credit funds at or near the end of their respective commitment periods, which are generally three to five years, when such amounts are probable of not significantly reversing. We may begin recognizing incentive income related to assets under management in our closed-end opportunistic credit funds and real estate funds after the conclusion of their respective investment period, when such amounts are probable of not significantly reversing. However, these investment periods may generally be extended for an additional one to two years.
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

Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, the impact of differing management fee rates charged on those inflows and redemptions, as well as the impact of deferring certain subordinated management fees for certain CLOs, as discussed above. See “—Weighted-Average Assets Under Management and Average Management Fee Rates” for information on our average management fee rate and Note 13 to our consolidated financial statements in our Annual Report for additional information regarding management fees.
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

General, Administrative and Other. General, administrative and other expenses are comprised of professional services, occupancy and equipment, information processing and communications, recurring placement and related service fees, business development, insurance, foreign exchange gains and losses, and other miscellaneous expenses. Legal provisions are also included within general, administrative and other.
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
The Sculptor Operating Partnerships are partnerships for U.S. federal income tax purposes. The Registrant was a partnership for U.S. federal income tax purposes until the Corporate Classification Change on April 1, 2019. Prior to the Corporate Classification Change, only a portion of the income we earned was subject to corporate-level income taxes in the United States and foreign jurisdictions. Following the Corporate Classification Change, generally all of the income allocated to the Registrant from the Sculptor Operating Group will be subject to corporate-level income taxes in the United States. See Note 14 for additional information regarding significant items impacting our income tax provision and effective tax rate.
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
Prior to the fourth quarter of 2019, we consolidated certain of our opportunistic credit funds, wherein investors are able to redeem their interests after an initial lock-up period of up to three years. Allocations of earnings to these interests were reflected within net income (loss) attributable to redeemable noncontrolling interests in the consolidated statements of comprehensive income (loss). Increases or decreases in the net income (loss) attributable to fund investors’ interests in consolidated funds were driven by the earnings of those funds as allocated under the contractual terms of the relevant fund agreements.

Results of Operations
Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Management fees	$60,383	$61,400	$127,336	$125,023
Incentive income	38,238	34,757	47,560	87,955
Other revenues	2,424	5,043	5,377	8,812
Income of consolidated funds	32	2,308	32	4,912
Total Revenues	$101,077	$103,508	$180,305	$226,702
Total revenues for the quarter-to-date period decreased $2.4 million, primarily due to the following:
•A $1.0 million decrease in management fees, driven primarily by (i) a $5.8 million decrease in Institutional Credit Strategies, primarily due to $6.6 million of subordinated management fees that have been deferred to future periods, inclusive of a $2.8 million reversal of fees recognized in the first quarter of 2020, as discussed above and that has been driven by the ongoing market and economic impacts of the COVID-19 pandemic; and (ii) a $5.0 million decrease in multi-strategy funds due to lower average assets under management. These decreases were partially offset by a $9.4 million increase in real estate funds, primarily due to the launch of Sculptor Real Estate Fund IV during the fourth quarter of 2019, which had its final closing in the second quarter of 2020. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $3.5 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $3.7 million increase in incentive income from our multi-strategy funds, which was driven by an $11.5 million increase from assets under management subject to a one-year measurement period, partially offset by a $7.7 million decrease related to fund investor redemptions.
•Real estate funds. A $939 thousand decrease in incentive income from our real estate funds, primarily due to lower realizations, as these will vary from period to period based on exit opportunities.
•A $2.6 million decrease in other revenues primarily due to $1.6 million of certain transaction fees recognized in the prior year period related to Institutional Credit Strategies, as well as a $1.1 million decrease in interest income earned on cash and cash equivalents, primarily due to lower rates.
•A $2.3 million decrease in income of consolidated funds primarily due to the majority of the assets related to the funds being deconsolidated in the third quarter of 2019.
Total revenues for the year-to-date period decreased $46.4 million, primarily due to the following:
•A $2.3 million increase in management fees, driven primarily by (i) a $14.3 million increase in real estate funds, primarily due to the launch of Sculptor Real Estate Fund IV during the fourth quarter of 2019, which had its final closing in the second quarter of 2020. This increase was partially offset by (i) a $7.0 million decrease in multi-strategy funds due to lower average assets under management; and (ii) a $4.2 million decrease in Institutional Credit Strategies, primarily due to $6.6 million of subordinated management fees that have been deferred to future periods, as discussed above and that has been driven by the ongoing market and economic impacts of the COVID-19 pandemic. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rates.

•A $40.4 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $9.4 million decrease in incentive income from our multi-strategy funds, which was driven by: (i) a $15.6 million decrease related to fund investor redemptions; (ii) a $3.3 million decrease from longer-term assets under management; and (iii) a $3.0 million decrease in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management. These decreases were partially offset by a $12.5 million increase from assets under management subject to a one-year measurement period.
•Opportunistic credit funds. A $25.6 million decrease in incentive income from our opportunistic credit funds, which was driven by: (i) a $13.6 million decrease in tax distributions; (ii) a $7.2 million decrease from longer-term assets under management; and (iii) a $4.3 million decrease from assets under management subject to a one-year measurement period.
•Real estate funds. A $5.4 million decrease in incentive income from our real estate funds, primarily due to lower realizations, as these will vary from period to period based on exit opportunities.
•A $3.4 million decrease in other revenues primarily due to $1.6 million of certain transaction fees recognized in the prior year period related to Institutional Credit Strategies, as well as a $1.7 million decrease in interest income earned on cash and cash equivalents, primarily due to lower rates.
•A $4.9 million decrease in income of consolidated funds primarily due to the majority of the assets related to the funds being deconsolidated in the third quarter of 2019.
Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Compensation and benefits	$65,290	$80,709	$132,709	$166,424
Interest expense	4,674	6,523	10,456	12,731
General, administrative and other	142,615	28,427	177,321	66,215
Expenses of consolidated funds	19	84	19	139
Total Expenses	$212,598	$115,743	$320,505	$245,509
Total expenses for the quarter-to-date period increased $96.9 million, primarily due to the following:
•A $114.2 million increase in general, administrative and other expenses primarily due to a $116.9 million legal provision accrual related to the matters described in Note 18, partially offset by reductions across various operating expense categories.
•A $15.4 million decrease in compensation and benefits expenses driven by a $19.5 million decrease in equity-based compensation expense primarily due to: (i) a $10.7 million decrease in RSUs amortization primarily as a result of fewer average number of awards outstanding in the current year period and lower average grant date fair values; and (ii) a $7.1 million decrease in amounts related to Group E Units, primarily due to the remaining Group E Units being amortized on an accelerated basis (i.e., each tranche is being amortized over its respective service period), resulting in decreasing expenses each year on these awards. These decreases were partially offset by a $4.2 million increase in bonus expense, primarily due to higher discretionary bonus accrual.
•A $1.8 million decrease in interest expense primarily due to: (i) a $1.1 million decrease in interest expense related to the 2018 Term Loan due to repayments made in connection with the Recapitalization and subsequent paydowns in accordance with the Cash Sweep; and (ii) a $636 thousand decrease in interest expense related to the Debt Securities, primarily due to a $3.3 million decrease in non-cash interest expense accretion of the discount taken at the time of the Recapitalization, partially offset by a $2.7 million increase as a result of interest payments beginning in 2020. The decrease in interest expense was also driven by lower interest rates.
Total expenses for the year-to-date period increased $75.0 million, primarily due to the following:
•A $111.1 million increase in general, administrative and other expenses primarily driven by a $116.9 million legal provision accrual for the matters described in Note 18, partially offset by a $6.7 million decrease in professional services expenses, primarily due to higher legal and accounting fees incurred in connection with the Recapitalization in the prior-year period, as well as reductions across various operating expense categories
•A $33.7 million decrease in compensation and benefits expenses driven by: (i) a $31.9 million decrease in equity-based compensation expense primarily due to (x) a $15.9 million decrease in RSUs amortization primarily as a result of fewer average number of awards outstanding in the current year period and lower average grant date fair values, and (y) a $16.2 million decrease in amounts related to Group E Units, primarily due to certain awards issued in connection with the Recapitalization that were fully vested and therefore were fully expensed in the first quarter of 2019, as well as the remaining Group E Units being amortized on an accelerated basis (i.e., each tranche is being amortized over its respective service period), resulting in decreasing expenses each year on these awards; and (ii) a $1.0 million decrease in salaries and benefits, as our worldwide headcount decreased to 367 as of June 30, 2020, from 394 as of June 30, 2019.
•A $2.3 million decrease in interest expense primarily due to a $3.3 million decrease in interest expense related to the 2018 Term Loan due to repayments made in connection with the Recapitalization and subsequent paydowns in accordance with the Cash Sweep, partially offset by a $1.1 million increase in interest expense related to the Debt Securities as a result of interest payments beginning in 2020 (inclusive of non-cash interest expense accretion of the discount taken at the time of the Recapitalization). The decrease in interest expense was also driven by lower interest rates.
Other Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Changes in tax receivable agreement liability	$—	$5,362	$278	$5,362
Net losses on early retirement of debt	(170)	(595)	(693)	(6,053)
Net gains (losses) on investments	29,178	3,148	(4,891)	5,837
Net gains of consolidated funds	—	482	—	4,228
Total Other Income (Loss)	$29,008	$8,397	$(5,306)	$9,374
Total other income increased by $20.6 million for the quarter-to-date period, primarily due to higher net gains on investments, partially offset by changes in tax receivable agreement liability as a result of conversion to a C-corporation in the prior year period.
Total other income (loss) decreased by $14.7 million for the year-to-date period, primarily due to net losses on investments in the first half of 2020, changes in tax receivable agreement liability as a result of conversion to a C-corporation in the prior year period, and a decrease in gains on investments in consolidated funds as the majority of the assets related to the funds were deconsolidated in the third quarter of 2019. Offsetting these decreases, losses recognized on early retirement of debt decreased, as we paid down $145.0 million of amounts outstanding on the 2018 Term Loan in the first half of 2019 and terminated the 2018 Revolving Credit Facility in connection with the Recapitalization in the first quarter of 2019.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Income taxes	$(17,400)	$10,134	$(27,368)	$13,520
Income tax expense for the quarter-to-date and year-to-date period decreased by $27.5 million and $40.9 million, respectively. Income tax expense was higher in 2019 for both the quarter-to-date and year-to-date periods primarily due to the tax impacts of the Corporate Classification Change, combined with a decrease in profitability in the current year period.
Net Loss Attributable to Noncontrolling Interests
The following table presents the components of the net loss attributable to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Group A Units	$(42,130)	$(8,148)	$(67,467)	$(15,517)
Other	270	164	(478)	299
Total	$(41,860)	$(7,984)	$(67,945)	$(15,218)

Redeemable noncontrolling interests	$—	$(2,637)	$—	$(8,171)
Net loss allocated to noncontrolling interests increased by $33.9 million and $52.7 million for the quarter-to-date and year-to-date periods, respectively. The increase in loss for the both the quarter-to-date and year-to-date period was primarily driven by lower profitability of the Sculptor Operating Group, resulting from the drivers discussed above. See Note 4 for additional details.
Net (Loss) Income Attributable to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders	$(25,239)	$(8,625)	$(53,506)	$28,458
Net loss attributable to Class A Shareholders increased by $16.6 million for the quarter-to-date period, primarily due to higher legal provisions and lower revenues, partially offset by lower income tax expense, higher unrealized gains on our investments, lower equity-based compensation expense, a decrease related to a change in tax receivable agreement liability in the prior year, as well as reductions across various operating expense categories.
Net (loss) income attributable to Class A Shareholders decreased by $82.0 million for the year-to-date period. The year-over-year decrease was primarily due to higher legal provisions, lower incentive income, and unrealized losses on our investments, partially offset by lower income tax expense, lower equity-based compensation, and lower professional services expenses, driven by higher legal and accounting fees incurred in connection with the Recapitalization in the prior-year period. Also impacting our results to Class A Shareholders was an adjustment to the redemption value of Preferred Units recognized in connection with the Recapitalization in the first quarter of 2019 that increased net income attributable to Class A Shareholders in the first half of 2019 by $44.4 million. In the first half of 2020, an adjustment of $3.3 million to the redemption value of the Preferred Units related to the accrual of distributions on the units decreased amounts attributable to Class A Shareholders in the first half of 2020.
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

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
Economic Income Revenues (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Economic Income Basis
Management fees	$56,432	$57,635	$116,294	$117,650
Incentive income	38,251	34,757	47,573	87,955
Other revenues	2,424	5,043	5,377	8,812
Total Economic Income Revenues	$97,107	$97,435	$169,244	$214,417
Economic Income revenues for the quarter-to-date period remained relatively flat, primarily due to the following:
•A $1.2 million decrease in management fees, driven primarily by (i) a $5.8 million decrease in Institutional Credit Strategies, primarily due to $6.2 million of subordinated management fees that have been deferred to future periods, inclusive of a $2.6 million reversal of fees recognized in the first quarter of 2020, as discussed above and has been driven by the ongoing market and economic impacts of the COVID-19 pandemic; and (ii) a $4.5 million decrease in multi-strategy funds due to lower average assets under management. These decreases were partially offset by an $8.8 million increase in real estate funds, primarily due to the launch of Sculptor Real Estate Fund IV during the fourth quarter of 2019, which had its final closing in the second quarter of 2020. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $3.5 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $3.7 million increase in incentive income from our multi-strategy funds, which was driven by an $11.5 million increase from assets under management subject to a one-year measurement period, partially offset by a $7.7 million decrease related to fund investor redemptions.
•Real estate funds. A $939 thousand decrease in incentive income from our real estate funds, primarily due to lower realizations, as these will vary from period to period based on exit opportunities.
•A $2.6 million decrease in other revenues primarily due to $1.6 million of certain transaction fees recognized in the prior year period related to Institutional Credit Strategies, as well as a $1.1 million decrease in interest income earned on cash and cash equivalents, primarily due to lower rates.
Economic Income revenues for the year-to-date period decreased $45.2 million, primarily due to the following:
•A $1.4 million decrease in management fees, driven primarily by (i) a $6.5 million decrease in multi-strategy funds due to lower average assets under management; and (ii) a $4.6 million decrease in Institutional Credit Strategies, primarily due to $6.2 million of subordinated management fees that have been deferred to future periods, as discussed above and has been driven by the ongoing market and economic impacts of the COVID-19 pandemic. These decreases were partially offset by a $10.5 million increase in real estate funds, primarily due to the launch of Sculptor Real Estate Fund IV during the fourth quarter of 2019, which had its final closing in the second quarter of 2020. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $40.4 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $9.4 million decrease in incentive income from our multi-strategy funds, which was driven by: (i) a $15.6 million decrease related to fund investor redemptions; (ii) a $3.3 million decrease from longer-term assets under management; and (iii) a $3.0 million decrease in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management. These decreases were partially offset by a $12.5 million increase from assets under management subject to a one-year measurement period.
•Opportunistic credit funds. A $25.6 million decrease in incentive income from our opportunistic credit funds, which was driven by: (i) a $13.6 million decrease in tax distributions; (ii) a $7.2 million decrease from longer-term assets under management; and (iii) a $4.3 million decrease from assets under management subject to a one-year measurement period.
•Real estate funds. A $5.4 million decrease in incentive income from our real estate funds, primarily due to lower realizations, as these will vary from period to period based on exit opportunities.
•A $3.4 million decrease in other revenues primarily due to $1.6 million of certain transaction fees recognized in the prior year period related to Institutional Credit Strategies, as well as a $1.7 million decrease in interest income earned on cash and cash equivalents, primarily due to lower rates.
Economic Income Expenses (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$40,780	$40,316	$81,040	$83,862
Interest expense	3,888	2,419	7,805	6,316
General, administrative and other expenses	136,665	22,290	162,342	54,052
Total Economic Income Expenses	$181,333	$65,025	$251,187	$144,230
Economic Income expenses for the quarter-to-date period increased by $116.3 million, primarily due to the following:
•A $114.4 million increase in general, administrative and other expenses primarily driven by a $116.9 million legal provision accrual related to the matters described in Note 18, partially offset by reductions across various operating expense categories.
•A $1.5 million increase in interest expense primarily due to a $2.7 million increase related to the Debt Securities, which began paying interest in 2020, partially offset by a $1.1 million decrease in interest expense related to the 2018 Term Loan due to repayments made in connection with the Recapitalization and subsequent paydowns in accordance with the Cash Sweep.
•Compensation and benefits expenses remained relatively flat period-over-period.
Economic Income expenses for the year-to-date period increased by $107.0 million, primarily due to the following:
•A $108.3 million increase in general, administrative and other expenses primarily driven by a $116.9 million legal provision accrual for the matters described in Note 18, partially offset by a $6.7 million decrease in professional services expenses, primarily due to higher legal and accounting fees incurred in connection with the Recapitalization in the prior-year period, as well as reductions across various operating expense categories
•A $2.8 million decrease in compensation and benefits expenses, driven by (i) a $1.8 million decrease in bonus expense due to lower guaranteed bonus accruals and deferred cash compensation forfeiture reversals, partially offset by higher discretionary bonus accrual; and (ii) a $1.0 million decrease in salaries and benefits, as our worldwide headcount decreased to 367 as of June 30, 2020, from 394 as of June 30, 2019.
•A $1.5 million increase in interest expense primarily due to a $4.8 million increase related to the Debt Securities, which began paying interest in 2020, partially offset by a $3.3 million decrease in interest expense related to the 2018 Term Loan due to repayments made in connection with the Recapitalization and subsequent paydowns in accordance with the Cash Sweep.
Economic Income (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Economic Income	$(84,225)	$32,412	$(81,942)	$70,189
Economic Income was a loss of $84.2 million in the second quarter of 2020, compared to income of $32.4 million in the second quarter of 2019. This decline was primarily due to legal provisions recorded in the second quarter of 2020, lower interest income, and higher interest expense, partially offset by an increase in incentive income, as well as reductions across various operating expense categories.
Economic Income was a loss of $81.9 million in the first half of 2020, compared to income of $70.2 million in the first half of 2019. This increase in loss was primarily due to higher legal provisions, as well as lower incentive income, lower interest income, and higher interest expense, partially offset by lower professional services expenses, driven by higher legal and accounting fees incurred in connection with the Recapitalization in the prior-year period, lower compensation and benefits expense, as well as reductions across various operating expense categories.
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
In addition, our liquidity needs in the next 12 months may include $136.0 million of settlement costs incurred to resolve the restitution claim described in Note 18 to our consolidated financial statements included in this quarterly report, which we intend to pay from cash and cash equivalents and long-term U.S. government obligations.
Historically, management fees have been sufficient to cover our “fixed” operating expenses, which we define as salaries, benefits, a minimum discretionary bonus and our general, administrative and other expenses incurred in the ordinary course of business. Net capital outflows from our multi-strategy funds have resulted in lower management fees over the last several years, and while we are making every effort to scale our operations so that management fees are sufficient to cover our fixed operating expenses, our current management fees do not cover our current fixed operating expenses. Additionally, the global economic downturn due to the ongoing COVID-19 pandemic has increased the risk that our management fees may decline further. No assurances can be given that our management fees ultimately will be sufficient for these purposes in future periods.
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
Debt Obligations
2018 Term Loan
As of June 30, 2020, $8.5 million remained outstanding under the 2018 Term Loan. In accordance with the Cash Sweep, we repaid an additional $36.5 million during the first half of 2020. See Note 8 for additional details, including information regarding financial covenants contained in these agreements. As of the date of this filing, we remain in compliance with these covenants and we expect to continue to be in compliance under the terms of the existing arrangements.
2019 Preferred Units and Debt Securities
In connection with the Recapitalization, $200.0 million of the 2016 Preferred Units was restructured into the Debt Securities and the remaining $200.0 million of the 2016 Preferred Units was restructured into the 2019 Preferred Units. As of June 30, 2020, both the Debt Securities and the 2019 Preferred Units remain outstanding. See Notes 8 and 10 for additional information, including information regarding financial covenants contained in these agreements. As of the date of this filing, we remain in compliance with these covenants and we expect to continue to be in compliance under the terms of the existing arrangements.
We have the option to defer distributions on the 2019 Preferred Units, in which case such amount is added to the redemption value of the 2019 Preferred Units and would be eligible for the redemption discount described in Note 10. We elected to do so for the first two quarterly payments due during the first half of 2020.
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
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”). As of June 30, 2020, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Sculptor Operating Group assets, we expected to pay our executive managing directors and the Ziffs approximately $187.5 million. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. See Note 18 to our consolidated financial statements for additional details.
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
As agreed to as part of the Recapitalization, during the Distribution Holiday, pursuant to the Cash Sweep, we expect to pay dividends on our Class A Shares annually in an aggregate amount equal to not less than 20% or greater than 30% of our annual Economic Income less an estimate of payments under the tax receivable agreement, Preferred Units distributions (whether paid or deferred) and income taxes related to the earnings for the periods; provided, that, if the minimum amount of dividends eligible to be made hereunder would be $1.00 or less per Class A Share, then up to $1.00 per Class A Share (subject to appropriate adjustment in the event of any equity dividend, equity split, combination or other similar recapitalization with respect to the Class A Shares). As a result of our Economic Income for the first and second quarters of 2020, less an estimate for payments under the tax receivable agreement, accrued Preferred Units distributions and income taxes, we did not declare a dividend in respect of the first or second quarters of 2020. Dividends are generally declared and paid in the quarter following the quarter to which they relate. For example, the dividend paid on March 3, 2020, was in respect of earnings for the fourth quarter of 2019.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the six months ended June 30, 2020 and 2019 was $0.7 million and $43.1 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments in CLO’s, less cash used for operating expenses, including interest paid on our debt obligations. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate.
Net cash flows from operating activities for the six months ended June 30, 2020 decreased from the prior year period driven by investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders. As we deconsolidated certain of our funds in the third quarter 2019, we do not expect significant cash flows in the future from consolidated funds. This decrease was partially offset by higher year-end incentive income earned in 2019, a large portion of which was collected in the beginning of 2020, as compared to year-end incentive income earned in 2018, a large portion of which was collected in the beginning of 2019. The increases in operating cash flows were partially offset by higher discretionary bonuses in 2019, which were paid in the first quarter of 2020, as compared to discretionary bonuses in 2018, which were paid in the first quarter of 2019. Additionally, in the current year period as compared to the prior year period, we collected less incentive income from our real estate funds, and paid less in interest expense, primarily as a result of the lower average outstanding balance on the 2018 Term Loan.
Investing Activities. Net cash from investing activities for the six months ended June 30, 2020 and 2019 was $(67.7) million, and $(10.2) million, respectively. Investing cash outflows in 2020 primarily related to purchases of U.S. government obligations and investments made in our funds, partially offset by maturities and sales of U.S. government obligations. Investing cash outflows in 2019 primarily related to purchases of U.S. government obligations and investments in our funds, partially offset by return of investments of U.S. government obligations and investments in funds.
Financing Activities. Net cash from financing activities for the six months ended June 30, 2020 and 2019 was $(46.2) million, and $(176.6) million, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and proceeds from repurchase agreements used to finance risk retention investments in our European CLOs. Contributions from noncontrolling interests, which primarily relate to fund investor contributions into the consolidated funds (prior to the deconsolidation of certain of our funds in the third quarter of 2019), and distributions to noncontrolling interests, which primarily relate to fund investor redemptions from the consolidated funds (prior to the deconsolidation of certain of our funds in the third quarter of 2019) and distributions to our executive managing directors on their Group A Units (prior to the Distribution Holiday), are also included in net cash from financing activities.
As we deconsolidated certain of our funds in the third quarter 2019, we do not expect significant cash flows in the future from consolidated funds.
In the six months ended June 30, 2020, we repaid $36.5 million of the 2018 Term Loan. In the six months ended June 30, 2019, we repaid $145.0 million of the 2018 Term Loan and a $21.1 million CLO Investment Loan. In the six months ended June 30, 2019, we entered into a $16.3 million repurchase agreement to finance risk retention investment in a European CLO.
We paid dividends of $11.6 million to our Class A Shareholders in the six months ended June 30, 2020, compared to dividends of $12.3 million to our Class A Shareholders in the six months ended June 30, 2019. In 2020, the only dividend paid was in respect of the fourth quarter of 2019, which was paid on March 3, 2020. No dividends were declared in respect of the first two quarters of 2020. No distributions were made to our executive managing directors in the six months ended June 30, 2020 or the six months ended June 30, 2019, as a result of the Distribution Holiday.
Contractual Obligations
The table below summarizes our contractual cash obligations as of June 30, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	July 1, 2020-December 31, 2020	2021-2022	2023-2024	Thereafter	Total

	(dollars in thousands)
Long-term debt(1)	$—	$46,263	$106,828	$119,035	$272,126
Estimated interest on long-term debt(2)	5,812	22,373	14,691	7,117	49,993
Securities sold under agreements to repurchase(3)	—	—	—	97,670	97,670
Operating leases(4)	11,204	40,598	34,375	82,234	168,411
Tax receivable agreement(5)	11,796	27,608	82,543	65,514	187,461
Unrecognized tax benefits(6)	—	—	—	—	—
Incentive income subject to clawback(7)	—	—	—	—	—
Total Contractual Obligations	$28,812	$136,842	$238,437	$371,570	$775,661
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
(2)Represents expected future interest payments on long-term debt based on the LIBOR and EURIBOR rates that were in effect as of June 30, 2020.
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
(7)As of June 30, 2020, we had incentive income collected from certain of our funds that is subject to clawback in the event of future losses in the respective fund. We are not currently able to make a reasonable estimate of the timing of payments, if any, as the payments are contingent on future realizations of investments in the respective fund, the timing of which is uncertain.
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
As of June 30, 2020, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 29% within Level I; approximately 50% within Level II; and approximately 21% within Level III. As of December 31, 2019, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 30% within Level I; approximately 51% within Level II; and approximately 19% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
Sculptor Corp generated taxable income of $9.0 million for the six months ended June 30, 2020, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.0 billion over the remaining 4-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available for expiring losses, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize the deferred income tax assets.
To generate $1.0 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $35.3 billion as of July 1, 2020, we would need to generate a minimum compound annual growth rate in assets under management of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimates, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of June 30, 2020, we had $243.1 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $133.8 million of net operating losses available to be carried forward without expiration. Additionally, $168.6 million of net operating losses are available to offset future taxable income for state income tax purposes and $164.8 million for local income tax purposes that will expire between 2035 and 2039.
Based on the analysis set forth above, as of June 30, 2020, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $11.1 million has been established for these items.
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
No changes to GAAP that went into effect during the six months ended June 30, 2020, are expected to substantively impact our future trends.
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

Economic Income Reconciliations
The tables below present the reconciliations of total Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A:

	Three Months Ended June 30,
	2020	2019

	(dollars in thousands)
Net Loss Attributable to Class A Shareholders—GAAP	$(25,239)	$(8,625)
Change in redemption value of Preferred Units	1,986	—
Net Loss Allocated to Sculptor Capital Management, Inc.—GAAP	$(23,253)	$(8,625)
Net loss allocated to Group A Units	(42,130)	(8,148)
Equity-based compensation, net of RSUs settled in cash	17,641	37,095
Adjustment to recognize deferred cash compensation in the period of grant	5,934	2,017
Recapitalization-related non-cash interest expense accretion	786	4,104
Income taxes	(17,400)	10,134
Net losses on early retirement of debt	170	595
Net gains on investments	(29,176)	(3,148)
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	935	1,282
Changes in tax receivable agreement liability	—	(5,362)
Depreciation, amortization and net gains and losses on fixed assets	2,135	2,501
Other adjustments	133	(33)
Economic Income—Non-GAAP	$(84,225)	$32,412

	Six Months Ended June 30,
	2020	2019

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders—GAAP	$(53,506)	$28,458
Change in redemption value of Preferred Units	3,313	(44,364)
Net Loss Allocated to Sculptor Capital Management, Inc.—GAAP	(50,193)	(15,906)
Net loss allocated to Group A Units	(67,467)	(15,517)
Equity-based compensation, net of RSUs settled in cash	42,039	74,318
Adjustment to recognize deferred cash compensation in the period of grant	8,113	4,585
Recapitalization-related non-cash interest expense accretion	2,651	6,415
Income taxes	(27,368)	13,520
Net losses on early retirement of debt	693	6,053
Net losses (gains) on investments	4,892	(5,837)
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	1,517	3,659
Changes in tax receivable agreement liability	(278)	(5,362)
Depreciation, amortization and net gains and losses on fixed assets	3,937	5,049
Other adjustments	(478)	(788)
Economic Income—Non-GAAP	$(81,942)	$70,189
Economic Income Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)

Management fees—GAAP	$60,383	$61,400	$127,336	$125,023
Adjustment to management fees(1)	(3,951)	(3,765)	(11,042)	(7,373)
Management Fees—Economic Income Basis—Non-GAAP	56,432	57,635	116,294	117,650

Incentive income—Economic Income Basis—GAAP	38,238	34,757	47,560	87,955
Adjustment to incentive income(2)	13	—	13	—
Incentive Income—Economic Income Basis—Non-GAAP	38,251	34,757	47,573	87,955

Other Revenues—Economic Income Basis—GAAP and Non-GAAP	2,424	5,043	5,377	8,812
Total Revenues—Economic Income Basis—Non-GAAP	$97,107	$97,435	$169,244	$214,417
_______________
(1)Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.
(2)Adjustment to exclude the impact of eliminations related to the consolidated funds.

Economic Income Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)

Compensation and benefits—GAAP	$65,290	$80,709	$132,709	$166,424
Adjustment to compensation and benefits(1)	(24,510)	(40,393)	(51,669)	(82,562)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$40,780	$40,316	$81,040	$83,862

Interest expense—GAAP	$4,674	$6,523	$10,456	$12,731
Adjustment to interest expense(2)	(786)	(4,104)	(2,651)	(6,415)
Interest Expense—Economic Income Basis—Non-GAAP	$3,888	$2,419	$7,805	$6,316

General, administrative and other expenses—GAAP	$142,615	$28,427	$177,321	$66,215
Adjustment to general, administrative and other expenses(3)	(5,950)	(6,137)	(14,979)	(12,163)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$136,665	$22,290	$162,342	$54,052
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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds, and committed or invested capital for our real estate funds. A 10% change in the fair value of the net assets held by our funds as of June 30, 2020 and December 31, 2019, would have resulted in a change of approximately $1.5 billion and $1.4 billion, respectively, in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of July 1, 2020 (the date management fees are calculated for the third quarter of 2020) would impact management fees charged on that day by approximately $4.1 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2020, would have impacted management fees charged on that day by approximately $3.6 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of June 30, 2020 and December 31, 2019, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income attributable to Class A Shareholders or Economic Income.
Interest Rate Risk
Borrowings under the Debt Securities, 2018 Term Loan as well as our investments in CLOs accrue interest at variable rates. Our funds also have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest income and interest expense, future earnings and cash flows.
We estimate that as of June 30, 2020 and December 31, 2019, a 100 basis point increase or decrease in variable rates would not have a material effect on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the second quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The uncertainty surrounding the ongoing COVID-19 pandemic, including the length and severity of its impact on global economic activity, has had a substantial negative impact on many benchmark market indices and significantly increased volatility in equity and debt prices, interest and exchange rates, commodity prices and the ratings and cash flows of collateral in the CLOs that we manage. These factors have adversely impacted our business in many ways, including reducing the amount of our assets under management and our incentive income in the first quarter of 2020 and to the extent that we have performance-related depreciation at year-end, may cause us to recognize lower management fees and incentive income in the remainder of 2020, which could further adversely impact our business, financial condition, results of operations and liquidity. Additionally, we face various potential operational challenges due to the ongoing COVID-19 pandemic.
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
In the first half of 2020, we experienced unrealized losses on our risk retention investments held in certain of the CLOs that we manage. Although this has not had a material impact on the interest income generated from our CLO investments to date, it has reduced the fair value of our investments and may have a material impact on the amount of interest income we may earn from these investments in the future. Furthermore, because of ratings downgrades and defaults on certain of the collateral held by our CLOs, some of those CLOs failed to satisfy one or more overcollateralization tests, and as a result, we stopped recognizing management fees for these CLOs until the collateral tests are remedied and such fees are paid. In the event the persistent market conditions do not sufficiently recover over the life cycle of these CLOs, management fees from our securitization vehicles will continue to deteriorate. To the extent the overcollateralization tests in our CLOs have not been resolved, the amount of management fees deferred would continue to increase, which may negatively impact the amounts we recognize as revenue in future periods.
To ensure the safety of our employees and in response to mandated precautions, where applicable, nearly all of our employees are working remotely at this time to mitigate the risks associated with COVID-19. While we believe we have been successful in implementing our business continuity plan, unexpected operational challenges may arise in the future. If we or any of our key service providers were to experience material disruptions in the ability for our or their employees to work remotely, our ability to operate our business could be materially adversely impacted. If our employees, including our executive managing directors and key investment professionals, were to become seriously ill, our ability to operate our business could be materially disrupted. Any such disruptions to our business operations could have a material adverse impact on our business, results of operation, financial condition or liquidity.
In addition, the continuation or a resurgence of the COVID-19 pandemic could heighten many other risks described in the “Risk Factors” section of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

4.1	Form of Indenture, incorporated herein by reference to Exhibit 4.7 of our Registration Statement on Form S-3, filed on May 18, 2020 (File No. 333-238477).

10.1+
Amendment to Partner Agreement, by and among James Levin, Sculptor Capital Management, Inc., Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP, dated as of June 9, 2020, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 10, 2020.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the three months ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2020

SCULPTOR CAPITAL MANAGEMENT, INC.

By:	/s/ Thomas M. Sipp
Thomas M. Sipp
Chief Financial Officer and Executive Managing Director