Form 10-Q
period 2020-09-30
Sculptor Capital Management, Inc.
filed 2020-11-09
CIK 1403256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2020, there were 22,581,124 Class A Shares and 32,820,413 Class B Shares outstanding.

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
We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions, including the impact of public health crises, such as the ongoing COVID-19 pandemic; whether we are able to satisfy the conditions to closing under our new senior secured credit facility; U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy; the outcome of third-party litigation involving us; the consequences of the Foreign Corrupt Practices Act settlements with the SEC and the U.S. Department of Justice (the “DOJ”) and any claims arising therefrom; whether the Company realizes all or any of the anticipated benefits from the Recapitalization and other related transactions; whether the Recapitalization and other related transactions result in any increased or unforeseen costs, indemnification obligations or have an impact on our ability to retain or compete for professional talent or investor capital; conditions impacting the alternative asset management industry; our ability to retain existing investor capital; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our active executive managing directors, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; the anticipated benefits of changing the Registrant’s tax classification from a partnership to a corporation and subsequently converting from a limited liability company to a corporation; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.
If one or more of these or other risks or uncertainties materialize, or if our assumptions or estimates prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors are not and should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and risks that are included in our filings with the SEC, including but not limited to our Annual Report and Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.
There may be additional risks, uncertainties and factors that we do not currently view as material or that are not known. The forward-looking statements contained in this report are made only as of the date of this report. We do not undertake to update any forward-looking statement because of new information, future developments or otherwise.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Assets
Cash and cash equivalents	$290,297	$240,938
Restricted cash	3,578	4,501
Investments (includes assets measured at fair value of $340,814 and $329,435, including assets sold under agreements to repurchase of $101,843 and $98,085 as of September 30, 2020 and December 31, 2019, respectively)	436,095	411,426
Income and fees receivable	37,708	215,395
Due from related parties	11,523	15,355
Deferred income tax assets	333,999	310,557
Operating lease assets	107,585	115,810
Other assets, net	75,003	82,608
Assets of consolidated funds:
Other assets of consolidated funds	737	649
Total Assets	$1,296,525	$1,397,239
Liabilities and Shareholders’ Equity
Liabilities
Compensation payable	$67,506	$187,180
Unearned incentive income	66,892	60,798
Due to related parties	194,975	211,915
Operating lease liabilities	118,091	128,043
Debt obligations	258,795	286,728
Securities sold under agreements to repurchase	101,892	97,508
Other liabilities	176,365	59,217
Liabilities of consolidated funds:
Other liabilities of consolidated funds	443	389
Total Liabilities	984,959	1,031,778
Commitments and Contingencies (Note 18)
Redeemable Noncontrolling Interests (Note 4)	155,598	150,000
Shareholders’ Equity
Class A Shares, par value $0.01 per share, 100,000,000 and 100,000,000 shares authorized, 22,557,205 and 21,284,945 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	226	213
Class B Shares, par value $0.01 per share, 75,000,000 and 75,000,000 shares authorized, 32,820,413 and 29,208,952 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	328	292
Additional paid-in capital	150,831	117,936
Accumulated deficit	(396,077)	(343,759)
Shareholders’ deficit attributable to Class A Shareholders	(244,692)	(225,318)
Shareholders’ equity attributable to noncontrolling interests	400,660	440,779
Total Shareholders’ Equity	155,968	215,461
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity	$1,296,525	$1,397,239
See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Revenues
Management fees	$68,053	$62,956	$195,389	$187,979
Incentive income	41,525	30,423	89,085	118,378
Other revenues	2,316	3,646	7,693	12,458
Income of consolidated funds	58	1,820	90	6,732
Total Revenues	111,952	98,845	292,257	325,547

Expenses
Compensation and benefits	65,030	78,343	197,739	244,767
Interest expense	4,488	6,323	14,944	19,054
General, administrative and other	26,465	48,272	203,786	114,487
Expenses of consolidated funds	34	507	53	646
Total Expenses	96,017	133,445	416,522	378,954

Other Income (Loss)
Changes in tax receivable agreement liability	—	—	278	5,362
Net losses on early retirement of debt	—	(218)	(693)	(6,271)
Net gains (losses) on investments	8,157	(2,169)	3,266	3,668
Net (losses) gains of consolidated funds	—	(460)	—	3,768
Total Other Income (Loss)	8,157	(2,847)	2,851	6,527

Income (Loss) Before Income Taxes	24,092	(37,447)	(121,414)	(46,880)
Income taxes	9,397	(1,446)	(17,971)	12,074
Consolidated and Comprehensive Net Income (Loss)	14,695	(36,001)	(103,443)	(58,954)
Less: Net (income) loss attributable to noncontrolling interests	(4,393)	11,435	63,552	26,653
Less: Net income attributable to redeemable noncontrolling interests	—	(574)	—	(8,745)
Net Income (Loss) Attributable to Sculptor Capital Management, Inc.	10,302	(25,140)	(39,891)	(41,046)
Change in redemption value of Preferred Units	(2,285)	—	(5,598)	44,364
Net Income (Loss) Attributable to Class A Shareholders	$8,017	$(25,140)	$(45,489)	$3,318

Earnings (Loss) per Class A Share
Earnings (Loss) per Class A Share - basic	$0.35	$(1.20)	$(2.02)	$0.16
Earnings (Loss) per Class A Share - diluted	$0.25	$(1.20)	$(2.71)	$0.12
Weighted-average Class A Shares outstanding - basic	22,729,285	20,907,021	22,542,047	20,703,211
Weighted-average Class A Shares outstanding - diluted	49,737,060	20,907,021	38,559,963	28,165,978

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Number of Class A Shares
Beginning balance	22,311,432	20,631,750	21,284,945	19,905,126
Equity-based compensation	245,773	117,556	1,272,260	844,180
Ending Balance	22,557,205	20,749,306	22,557,205	20,749,306

Number of Class B Shares
Beginning balance	32,820,414	29,208,952	29,208,952	29,458,948
Equity-based compensation	(1)	—	3,611,461	(249,996)
Ending Balance	32,820,413	29,208,952	32,820,413	29,208,952

Class A Shares Par Value
Beginning balance	$223	$206	$213	$—
Equity-based compensation	3	1	13	2
Reclassification upon corporate conversion	—	—	—	205
Ending Balance	$226	$207	$226	$207

Class B Shares Par Value
Beginning balance	$328	$292	$292	$—
Equity-based compensation	—	—	36	—
Reclassification upon corporate conversion	—	—	—	292
Ending Balance	$328	$292	$328	$292

Additional Paid-in Capital
Beginning balance	$142,288	$70,875	$117,936	$3,135,841
Dividend equivalents on Class A restricted share units	(61)	483	814	961
Equity-based compensation, net of taxes	10,889	29,058	37,679	69,376
Reclassification upon corporate conversion	—	—	—	(3,235,728)
Impact of changes in Sculptor Operating Group ownership	—	—	—	(124)
Reallocation of equity and income tax effects of Recapitalization	—	—	—	35,408
Amendment to tax receivable agreement	—	—	—	50,318
Change in redemption value of Preferred Units	(2,285)	—	(5,598)	44,364
Ending Balance	$150,831	$100,416	$150,831	$100,416

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED — (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Accumulated Deficit
Beginning balance	$(406,440)	$(358,204)	$(343,759)	$(3,564,727)
Cash dividends declared on Class A Shares	—	(6,631)	(11,613)	(18,955)
Dividend equivalents on Class A restricted share units	61	(483)	(814)	(961)
Reclassification upon corporate conversion	—	—	—	3,235,231
Comprehensive net income (loss), excluding amounts attributable to redeemable noncontrolling interests	10,302	(25,140)	(39,891)	(41,046)
Ending Balance	$(396,077)	$(390,458)	$(396,077)	$(390,458)
Shareholders’ Deficit Attributable to Class A Shareholders	$(244,692)	$(289,543)	$(244,692)	$(289,543)

Shareholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$386,686	$453,892	$440,779	$419,431
Capital contributions	3,535	958	7,084	1,576
Capital distributions	(391)	(264)	(3,639)	(891)
Equity-based compensation, net of taxes	6,437	2,769	19,988	34,377
Impact of changes in Sculptor Operating Group ownership	—	—	—	124
Reallocation of equity and income tax effects of Recapitalization	—	—	—	(39,086)
Change in redemption value of Preferred Units	—	—	—	57,042
Comprehensive net income (loss), excluding amounts attributable to redeemable noncontrolling interests	4,393	(11,435)	(63,552)	(26,653)
Ending Balance	$400,660	$445,920	$400,660	$445,920
Total Shareholders’ Equity	$155,968	$156,377	$155,968	$156,377

Cash dividends paid on Class A Shares	$—	$0.32	$0.53	$0.92

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended September 30,
	2020	2019

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(103,443)	$(58,954)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Amortization of equity-based compensation	60,342	106,270
Depreciation, amortization and net gains and losses on fixed assets	5,379	6,941
Net losses on early retirement of debt	693	6,271
Deferred income taxes	(23,422)	6,525
Non-cash lease expense	16,026	15,911
Net gains on investments, net of dividends	(617)	(823)
Operating cash flows due to changes in:
Income and fees receivable	177,687	48,031
Due from related parties	3,833	(961)
Other assets, net	6,861	8,756
Compensation payable	(121,190)	(43,143)
Unearned incentive income	6,095	1,994
Due to related parties	(16,940)	(4,140)
Operating lease liabilities	(17,160)	(13,485)
Other liabilities	117,996	798
Consolidated funds related items:
Net gains of consolidated funds	—	(3,768)
Purchases of investments	—	(128,917)
Proceeds from sale of investments	—	263,505
Other assets of consolidated funds	(90)	(31,815)
Other liabilities of consolidated funds	54	8,038
Net Cash Provided by Operating Activities	112,104	187,034

Cash Flows from Investing Activities
Purchases of fixed assets	(1,781)	(1,587)
Purchases of United States government obligations	(322,439)	(260,445)
Maturities and sales of United States government obligations	316,879	181,278
Investments in funds	(18,501)	(84,906)
Return of investments in funds	5,790	56,947
Net Cash Used in Investing Activities	(20,052)	(108,713)

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED — (continued)

	Nine Months Ended September 30,
	2020	2019

	(dollars in thousands)
Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	7,084	5,323
Distributions to noncontrolling and redeemable noncontrolling interests	(3,639)	(103,983)
Dividends on Class A Shares	(11,613)	(18,955)
Proceeds from debt obligations, net of issuance costs	3,276	—
Repayment of debt obligations, including prepayment costs	(36,668)	(187,790)
Proceeds from securities sold under agreements to repurchase, net of issuance costs	—	36,134
Other, net	(2,056)	(1,166)
Net Cash Used in Financing Activities	(43,616)	(270,437)
Net change in cash and cash equivalents and restricted cash	48,436	(192,116)
Cash and cash equivalents and restricted cash, beginning of period	245,439	323,884
Cash and Cash Equivalents and Restricted Cash, End of Period	$293,875	$131,768

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$10,794	$9,810
Income taxes	$5,614	$4,199

Non-cash transactions:
Increase in paid-in capital as a result of tax receivable agreement amendment	$—	$50,318

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$290,297	$126,814
Restricted cash	3,578	4,954
Total Cash and Cash Equivalents and Restricted Cash	$293,875	$131,768

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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
COVID-19 Pandemic
In the first nine months of 2020, a novel strain of coronavirus (“COVID-19”) spread across the world resulting in a wide-spread market and economic downturn. The Company’s largest fund, the Sculptor Master Fund, has generated performance-related appreciation through September 30, 2020. However, in the first quarter of 2020, the fund experienced significant performance-related depreciation driven by the market and economic impacts of the ongoing COVID-19 pandemic, which had a negative impact on the Company’s incentive income during the first quarter of 2020. In the second and third quarters of 2020, the Company generated strong returns that offset the first quarter losses. To the extent that the Company experiences significant performance-related depreciation in the fourth quarter of 2020, whether due to the COVID-19 pandemic or other factors, it would have a material impact on the Company’s ability to earn incentive income in 2020, as well as in future years until the losses are recovered for continuing fund investors.
In addition, in the first quarter of 2020, the Company also experienced significant unrealized losses on its risk retention investments held in certain of the CLOs that it manages as a result of the market and economic impacts of the ongoing COVID-19 pandemic. As of September 30, 2020, those unrealized losses had been recovered due to improved market conditions. The Company is required to hold these investments for the entire duration of the CLOs. To the extent that cash flows in the

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

CLOs deteriorate, whether due to the COVID-19 pandemic or other factors, the Company could experience declining interest income and impairments on these investments.
A portion of the management fees the Company earns from its CLOs is subordinated to other obligations of the CLOs, including principal and interest on the notes issued by the CLOs. When certain overcollateralization tests are triggered, cash flows received on the underlying collateral in the CLOs that would have otherwise been distributed as subordinated management fees to the Company are redirected to pay principal and interest on the more senior obligations of the CLOs. In the second quarter of 2020, driven by the market and economic impacts of the ongoing COVID-19 pandemic and resulting ratings downgrades and defaults on certain of the collateral held by CLOs, certain impacted CLOs failed to satisfy one or more overcollateralization tests, and therefore, the Company has stopped recognizing management fees for these CLOs until the collateral tests are remedied and such fees are paid. The Company recovered a portion of those management fees in the third quarter, and as of September 30, 2020, the Company had approximately $8.3 million of subordinated management fees on a U.S. GAAP basis for which collection and revenue recognition has been deferred until certain overcollateralization tests have been cured. In the event the persistent market conditions do not sufficiently recover over the life cycle of these CLOs, the Company’s management fees from its securitization vehicles will continue to deteriorate. The Company will continue to evaluate its ability to collect these and any future fees; however, to the extent the overcollateralization tests in the CLOs have not been cured, the amount of fees for which collection and revenue recognition has been deferred would continue to increase, which would negatively impact the Company’s liquidity and the amounts it recognizes as revenue in future periods.
The Company has also evaluated its long-lived assets including operating lease assets and goodwill and has not identified any impairments to these assets as of September 30, 2020.
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
The Company conducts its operations through the Sculptor Operating Group. The following is a list of the outstanding units of the Sculptor Operating Partnerships as of September 30, 2020:
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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
The following table presents the number of shares and units (excluding Preferred Units) of the Registrant and the Sculptor Operating Partnerships, respectively, that were outstanding as of September 30, 2020:

As of September 30, 2020
Sculptor Capital Management, Inc.
Class A Shares	22,557,205
Class B Shares	32,820,413

Sculptor Operating Partnerships
Group A Units	16,019,506
Group A-1 Units	9,779,446
Group B Units	22,557,205
Group E Units	12,975,820
Group P Units	3,385,000
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
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued and the Company adopted an accounting standards update ASU 2020-04, Reference Rate Reform (“ASU 2020-04”), related to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates that are expected to be discontinued due to reference rate reform. ASU 2020-04 provides optional practical expedients and exceptions related to modifications of contracts, hedging relationships and other transactions affected by reference rate reform to ease the administrative burden in accounting for the future effects of the reform. There was no impact to the Company’s consolidated financial statements upon adoption of ASU 2020-04. The Company expects to apply the practical

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

expedients, where appropriate, as relevant contract modifications are made during the reference rate reform transition period through December 31, 2022.
No other changes to GAAP that went into effect in the nine months ended September 30, 2020, had a material effect on the Company’s consolidated financial statements.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

related income tax effects from noncontrolling interests to the Company’s additional paid-in capital. Such adjustment is recorded within Recapitalization adjustment in the consolidated statement of shareholders’ equity (deficit).
Cash Sweep
As described in the Company’s Annual Report, as part of the Recapitalization, the Company instituted a “Cash Sweep” with regards to required paydowns of the 2018 Term Loan and the 2019 Preferred Units. During the third quarter of 2020, the Company entered into a new financing facility. In the near future, the Company is expected to close on the new facility and will make a borrowing, the proceeds of which, together with cash on hand, will be used to redeem the 2019 Preferred Units and repay the 2018 Term Loan and the Debt Securities in full. Upon redeeming the 2019 Preferred Units and repayment of the 2018 Term Loan and Debt Securities, the Cash Sweep described in the Company’s Annual Report will no longer be in effect; however, the new financing facility will be subject to a new cash sweep. See Note 8 for additional details.
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
SEPTEMBER 30, 2020

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)

Sculptor Capital LP
Net income (loss)	$8,836	$(23,983)	$(133,304)	$(74,801)
Blended participation percentage	46%	43%	42%	44%
Net Income (Loss) Attributable to Group A Units	$4,049	$(10,377)	$(55,356)	$(32,589)

Sculptor Capital Advisors LP
Net income (loss)	$948	$(10,838)	$(18,343)	$(2,864)
Blended participation percentage	47%	12%	42%	n/m
Net Income (Loss) Attributable to Group A Units	$445	$(1,248)	$(7,617)	$5,447

Sculptor Capital Advisors II LP
Net income (loss)	$13,043	$(4,562)	$29,822	$12,041
Blended participation percentage	0%	0%	0%	0%
Net Income (Loss) Attributable to Group A Units	$—	$—	$—	$—

Total Sculptor Operating Group
Net income (loss)	$22,827	$(39,383)	$(121,825)	$(65,624)
Blended participation percentage	20%	30%	52%	41%
Net Income (Loss) Attributable to Group A Units	$4,494	$(11,625)	$(62,973)	$(27,142)

The following table presents the components of the net income (loss) attributable to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Group A Units	$4,494	$(11,625)	$(62,973)	$(27,142)
Other	(101)	190	(579)	489
	$4,393	$(11,435)	$(63,552)	$(26,653)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Group A Units	$391,959	$434,943
Other	8,701	5,836
	$400,660	$440,779
The Preferred Units and fund investors’ interests in certain consolidated funds (which were deconsolidated in the third quarter of 2019) are redeemable outside of the Company’s control. These interests are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following tables present the activity in redeemable noncontrolling interests:

	Three Months Ended September 30,
	2020	2019
	Preferred Units	Funds	Preferred Units	Total
	(dollars in thousands)
Beginning Balance	$153,313	$97,229	$150,000	$247,229
Change in redemption value of Preferred Units	2,285	—	—	—
Capital contributions	—	102	—	102
Capital distributions	—	(54,532)	—	(54,532)
Funds deconsolidation	—	(43,373)	—	(43,373)
Comprehensive income	—	574	—	574
Ending Balance	$155,598	$—	$150,000	$150,000

	Nine Months Ended September 30,
	2020	2019
	Preferred Units	Funds	Preferred Units	Total
	(dollars in thousands)
Beginning balance	$150,000	$157,660	$420,000	$577,660
Fair value of Debt Securities exchanged for 2016 Preferred Units	—	—	(167,799)	(167,799)
Fair value of 2019 Preferred Units exchanged for 2016 Preferred Units	—	—	(137,759)	(137,759)
Issuance of 2019 Preferred Units, net of issuance costs	—	—	136,964	136,964
Change in redemption value of Preferred Units	5,598	—	(101,406)	(101,406)
Capital contributions	—	3,747	—	3,747
Capital distributions	—	(126,779)	—	(126,779)
Funds deconsolidation	—	(43,373)	—	(43,373)
Comprehensive income	—	8,745	—	8,745
Ending Balance	$155,598	$—	$150,000	$150,000

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

5. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	September 30, 2020	December 31, 2019

	(dollars in thousands)
United States government obligations, at fair value	$152,174	$146,565
CLOs, at fair value	188,640	182,870
Other investments, equity method	95,281	81,991
Total Investments	$436,095	$411,426
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
SEPTEMBER 30, 2020

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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2020:

	As of September 30, 2020
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
United States government obligations	$83,899	$—	$—	$83,899

Included within investments:
United States government obligations	$152,174	$—	$—	$152,174
CLOs(1)	$—	$—	$188,640	$188,640
_______________
(1) As of September 30, 2020, investments in CLOs had contractual principal amounts of $178.9 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended September 30, 2020:

	June 30, 2020	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	September 30, 2020

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$178,842	$—	$—	$778	$(103)	$9,123	$188,640
The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended September 30, 2019:

	June 30, 2019	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	September 30, 2019

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$181,547	$—	$—	$1,709	$(28)	$(6,489)	$176,739

Investments of consolidated funds:
Bank debt	$36,130	$5,326	$(17,427)	$9,231	$(33,283)	$23	$—
The following table summarizes the changes in the Company’s Level III assets and liabilities for the nine months ended September 30, 2020:

	December 31, 2019	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	September 30, 2020

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$182,870	$—	$—	$5,185	$(288)	$873	$188,640
The following table summarizes the changes in the Company’s Level III assets and liabilities for the nine months ended September 30, 2019:

	December 31, 2018	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	September 30, 2019

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$181,868	$—	$—	$28,420	$(27,778)	$(5,771)	$176,739

Investments of consolidated funds:
Bank debt	$75,613	$7,982	$(40,272)	$29,601	$(73,772)	$848	$—
Corporate bonds	$—	$—	$—	$987	$(981)	$(6)	$—
Transfers out of Level III presented in the tables above resulted from the fair values of certain securities becoming market observable, with fair value determined using independent pricing services. Transfers into Level III presented in the tables

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

above resulted from the valuation of certain investments with decreased market observability, with fair values determined using independent pricing services.
The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held as of the reporting date:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$3,185	$(463)	$873	$(5,612)
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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, including its debt obligations and repurchase agreements, approximated their fair values as of September 30, 2020. The fair value measurements for the Company’s debt obligations and repurchase agreements are categorized as Level III within the fair value hierarchy and were determined using independent pricing services.
Loans Sold to CLOs Managed by the Company
From time to time the Company sells loans to CLOs managed by the Company. These loans are purchased by the Company in the open market and sold for cash at cost to the CLOs. The loans are accounted for as transfers of financial assets as they meet the criteria for derecognition under GAAP. No loans were sold in the nine months ended September 30, 2020 and 2019. The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold loans in the past. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issued by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. As of September 30, 2020 and December 31, 2019, the Company’s investments in these retained interests had a fair value of $86.7 million and $88.2 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. In the nine months ended September 30, 2020 and 2019, the Company received $2.3 million and $3.0 million, respectively, of interest and principal payments related to the retained interests.
The Company uses independent pricing services to value its investments in the CLOs, including the retained interests, and therefore the only key assumption is the price provided by such service. A corresponding adverse change of 10% or 20% on price would have a corresponding impact on the fair value of the Company’s investments in CLOs.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

6. VARIABLE INTEREST ENTITIES
In the ordinary course of business, the Company sponsors the formation of funds that are considered VIEs. See Note 2 of the Company's Annual Report for a discussion of entities that are VIEs and the evaluation of those entities for consolidation by the Company. The assets and liabilities of consolidated VIEs were not material as of September 30, 2020 and December 31, 2019.
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
The table below presents the net assets of VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	September 30, 2020	December 31, 2019

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$9,531,763	$8,805,128

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned revenues	72,421	63,337
Income and fees receivable	11,023	21,841
Investments	208,691	200,215
Maximum Exposure to Loss	$292,135	$285,393

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Lease Cost
Operating lease cost	$5,152	$5,135	$15,440	$15,430
Short-term lease cost	13	13	38	45
Finance lease cost - amortization of leased assets	199	137	529	411
Finance lease cost - imputed interest on lease liabilities	19	22	57	71
Less: Sublease income	(391)	(380)	(1,145)	(1,145)
Net Lease Cost	$4,992	$4,927	$14,919	$14,812

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,634	$8,731	$16,837	$20,109
Operating cash flows for finance leases	$1	$22	$6	$71
Finance cash flows for finance leases	$256	$154	$907	$611

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—	$6	$126,007
Finance leases	$—	$—	$745	$1,702

	September 30, 2020	December 31, 2019

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	8.7 years	9.3 years
Finance leases	1.9 years	2.1 years

Weighted average discount rate
Operating leases	7.9%	7.9%
Finance leases	7.2%	7.9%

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities
October 1, 2020 to December 31, 2020	$5,635	$—
2021	21,028	867
2022	19,831	248
2023	19,125	—
2024	15,353	—
Thereafter	82,234	—
Total Lease Payments	163,206	1,115
Imputed interest	(45,115)	(49)
Total Lease Liabilities	$118,091	$1,066
As of September 30, 2020, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within investments in the consolidated balance sheets.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

Operating Leases

(dollars in thousands)
Sublease Rent Payments Receivable
October 1, 2020 to December 31, 2020	$384
2021	1,537
2022	1,537
2023	1,204
2024	—
Thereafter	—
Total Sublease Rent Payments Receivable	$4,662

8. DEBT OBLIGATIONS

	Debt Securities	2018 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
October 1, 2020 to December 31, 2020	$—	$—	$—	$—
2021	—	—	6,576	6,576
2022	40,000	—	484	40,484
2023	40,000	8,500	—	48,500
2024	40,000	—	19,120	59,120
Thereafter	80,000	—	39,035	119,035
Total Payments	200,000	8,500	65,215	273,715
Unamortized discounts & deferred financing costs	(14,480)	(130)	(310)	(14,920)
Total Debt Obligations	$185,520	$8,370	$64,905	$258,795
Debt Securities
In connection with the Recapitalization, the Sculptor Operating Partnerships, each as a borrower, entered into an unsecured senior subordinated term loan credit and guaranty agreement (the “Subordinated Credit Agreement”) under which $200.0 million of Debt Securities were issued in exchange for an equal amount of 2016 Preferred Units. In the near future, the Company is expected to repay all amounts outstanding under the Debt Securities at a 5% discount upon the closing of the 2020 Term Loan (as defined below). See the Company’s Annual Report for additional information regarding the Debt Securities.
2018 Term Loan
On April 10, 2018, Sculptor Capital LP, as borrower, and certain other subsidiaries of the Company, as guarantors, entered into a senior secured credit and guaranty agreement consisting of (i) a $250.0 million term loan facility (the “2018 Term Loan”) and (ii) a $100.0 million revolving credit facility (the “2018 Revolving Credit Facility”). Effective as of February 7, 2019, the Company terminated in full the commitments under the 2018 Revolving Credit Facility.
In accordance with the Cash Sweep described in Note 3, the Company repaid $36.5 million of the 2018 Term Loan during the first nine months of 2020. In the near future, the Company is expected to repay all amounts outstanding under the

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

2018 Term Loan upon the closing of the 2020 Term Loan. See the Company’s Annual Report for additional information regarding the 2018 Term Loan.
2020 Credit Agreement
On September 25, 2020, Sculptor Capital LP, as borrower, (the “Borrower”), and certain other subsidiaries of the Company, as guarantors, entered into a credit and guaranty agreement (the “2020 Credit Agreement”), with Delaware Life Insurance Company (“Delaware Life”), consisting of (i) a senior secured term loan facility in an initial aggregate principal amount of $320.0 million (the “2020 Term Loan”) and (ii) a senior secured revolving credit facility in an initial aggregate principal amount of $25.0 million (the “2020 Revolving Credit Facility”). The 2020 Term Loan and the 2020 Revolving Credit Facility mature on the seventh and sixth anniversary, respectively, of the initial funding of the 2020 Term Loan, which, we expect will occur in the near future (the “Closing Date”). Proceeds from the 2020 Term Loan, together with cash on hand, will be used on the Closing Date to repay the Debt Securities and the 2018 Term Loan, as well as to redeem the 2019 Preferred Units in full.
Borrowings under the 2020 Credit Agreement bear interest at a per annum rate equal to, at the Company’s option, one, two, three or six month LIBOR (subject to a 0.75% floor) plus 6.25%, or a base rate (subject to a 1.75% floor) plus 5.25%. The interest rate will increase to LIBOR plus 8.25%, or a base rate plus 7.25%, in the event that (i) certain repayments of the 2020 Term Loan plus any repurchases of Sculptor Operating Group units for up to $50.0 million (the “Minimum Prepayment/Buyback Amount”) are less than $100.0 million as of May 15, 2021, (ii) certain repayments of the 2020 Term Loan (the “Minimum Term Loan Prepayment Amount”) are less than $100.0 million as of March 31, 2022, (clauses (i) and (ii), each a “Prepayment Based Step-Up Event”) or (iii) only in the event that a “Fall-Away Trigger” (as described below) has not occurred, the Total Net Leverage Ratio (as defined in the 2020 Credit Agreement) exceeds 3.00 to 1.00 (“Leverage Based Step-Up Event”); provided, that the interest rate will subsequently decrease back to LIBOR plus 6.25%, or base rate plus 5.25%, in the event (a) following the occurrence of a Leverage Based Step-Up Event, the Total Net Leverage Ratio no longer exceeds 3.00 to 1.00 or (b) following the occurrence of a Prepayment Based Step-Up Event, (i) prior to March 31, 2022, the Minimum Prepayment/Buyback Amount is equal to or greater than $100.0 million and (ii) on or after March 31, 2022, the Minimum Term Loan Prepayment Amount is equal to or greater than $100.0 million.
A Fall-Away Trigger occurs upon the earlier of (i) when the Company has repaid, under certain provisions of the 2020 Credit Agreement, at least $175.0 million on the 2020 Term Loan and (ii) receipt by the Borrower of a senior unsecured debt rating (a “Debt Rating”) that is equal to or higher than BBB- by S&P or Fitch or Baa3 by Moody’s (a “Rating Upgrade”). The Borrower is also required to pay an undrawn commitment fee at a rate per annum equal to 0.50% of the undrawn portion of the 2020 Revolving Credit Facility.
The “Financial Covenant Period” means the period from the Closing Date to the date on which a Fall-Away Trigger has occurred. To the extent the Fall-Away Trigger relates to a Ratings Upgrade and occurs prior to the repayment of at least $175.0 million on the 2020 Term Loan as discussed above, then the Financial Covenant Period will again apply if the Borrower receives a Debt Rating equal to or less than BB+ by S&P or Fitch or Ba1 by Moody’s (or the absence of a Debt Rating), provided the highest rating will control, and will continue until a Fall-Away Trigger occurs again.
The 2020 Term Loan will amortize in equal quarterly installments in aggregate annual amounts equal to 0.75% of the original principal amount of the 2020 Term Loan. On or prior to the 95th day after the end of each fiscal year, the Borrower is required to prepay the 2020 Term Loan in an amount equal to (a) 100% of Adjusted Distributable Earnings (as defined in the 2020 Credit Agreement), so long as an aggregate amount not exceeding $100.0 million of the 2020 Term Loan has been repaid, (b) 25% of Adjusted Distributable Earnings, so long as an aggregate amount of at least $100.0 million but not more than $150.0 million of the 2020 Term Loan has been repaid and (c) 0% of Adjusted Distributable Earnings, so long as an aggregate amount exceeding $150.0 million of the 2020 Term Loan has been repaid. These prepayments are reduced by any amounts of the 2020 Term Loan voluntarily prepaid during such applicable fiscal year (or contractually committed during such fiscal year to be made within 90 days of the last day of such fiscal year). The foregoing Adjusted Distributable Earnings prepayment shall only be required if, after giving pro forma effect to such mandatory prepayment, the Free Cash Balance (as defined in the 2020 Credit Agreement) as of the end of such fiscal year would not be less than $75.0 million. With respect to the fiscal year ending December

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

31, 2020, the prepayments will be for any Adjusted Distributable Earnings earned during the period from the Closing Date to December 31, 2020. The 2020 Credit Agreement contains other customary prepayment provisions.
Certain prepayments of the 2020 Term Loan are subject to a prepayment premium (the “Call Premium”) equal to (a) prior to the second anniversary of the Closing Date, a customary “make-whole” premium equal to the present value of all required interest payments that would be due from the date of prepayment through and including the second anniversary of the Closing Date plus a premium of 3.0% of the principal amount of loans prepaid, (b) on or after the second anniversary of the Closing Date but prior to the third anniversary of the Closing Date, a premium of 3.0% of the principal amount of loans prepaid, (c) on or after the third anniversary of the Closing Date but prior to the four anniversary of the Closing Date, a premium of 2.0% of the principal amount of loans prepaid and (d) thereafter, 0%. The Call Premium shall not apply to voluntary prepayments of the 2020 Term Loan of up to (x) $175.0 million in the aggregate on or prior to March 31, 2022 or (y) $100.0 million of aggregate principal amount at any time.
The 2020 Credit Agreement includes three financial maintenance covenants. The first financial maintenance covenant prohibits the total fee-paying assets under management, subject to certain exclusions, of the Borrower, the guarantors and their consolidated subsidiaries as of the last day of any fiscal quarter to be less than $20.0 billion. The second financial maintenance covenant, which only applies during the Financial Covenant Period, prohibits the total net leverage ratio as of the last day of any fiscal quarter, commencing with the first full fiscal quarter ending after the Closing Date, to exceed 4.50 to 1.00. The third financial maintenance covenant, which only applies during the Financial Covenant Period, prohibits, as of the last day of two consecutive fiscal quarters, the sum of (i) cash and cash equivalents (including U.S. government obligations with a maturity of twelve months or less), (ii) undrawn commitments under the 2020 Revolving Credit Facility, and (iii) certain income and fees receivable and other revenue receivables of the Borrower, the guarantors and their consolidated subsidiaries to be less than (i) from the Closing Date until at least $100.0 million of the 2020 Term Loan has been repaid, under certain provisions of the 2020 Credit Agreement, $100.0 million and (ii) thereafter, $50.0 million. The 2020 Credit Agreement allows a limited right to cure an event of default resulting from noncompliance with the total net leverage ratio test described above with an equity contribution made to the Borrower.
The 2020 Credit Agreement contains customary events of default for a transaction of this type, after which obligations under the 2020 Credit Agreement may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Borrower, the guarantors or any of the material subsidiaries of the foregoing after which the obligations under the 2020 Credit Agreement become automatically due and payable.
Pursuant to the 2020 Credit Agreement, the Company expects in the near future to issue Delaware Life warrants to purchase approximately 4.3 million Class A Shares. The warrants have a 10-year term and an exercise price per share equal to $11.93. The exercise price is subject to reduction for to any dividends paid on the Class A Shares. The warrants will provide for customary adjustments in the event of a stock split, stock dividend, recapitalization or similar event. If the Company undergoes a change of control prior to the expiration date, the holder will have the right to require the Company to repurchase any remaining portion of the warrants not yet exercised at their Black-Scholes value as provided for in the agreement. The warrants will restrict transfers and other dispositions for 18 months from the Closing Date, subject to certain exceptions.
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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. In addition to customary events of default included in financing arrangements of this type, an event of default would also be triggered if there is an event of default at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

as a payment default, where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs, which investments had fair values of $64.5 million and $65.9 million as of September 30, 2020 and December 31, 2019, respectively.
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

Initial Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			September 30, 2020	December 31, 2019

			(dollars in thousands)
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	$17,195	$17,245
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,582	21,679
September 14, 2017	EURIBOR plus 2.21%	September 14, 2024	19,067	18,237
August 1, 2019	EURIBOR plus 1.15%	June 29, 2021	6,576	3,464
February 27, 2020	EURIBOR plus 0.80%	January 11, 2022	485	—
			$64,905	$60,625

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
On May 29, 2018, the Company entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of September 30, 2020, €12.3 million of the CLO Financing Facility remained available. On October 12, 2020, the Company amended the CLO Financing Facility to increase its borrowing capacity to €200.0 million.
Each transaction entered into under the CLO Financing Facility provides for payment netting and, in the case of a default or similar event with respect to the counterparty to the CLO Financing Facility, provides for netting across transactions. Generally, upon a counterparty default, the Company can terminate all transactions under the CLO Financing Facility and offset amounts it owes in respect of any one transaction against collateral it has received in respect of any other transactions under the CLO Financing Facility; provided, however, that in the case of certain defaults, the Company may only be able to terminate and offset solely with respect to the transaction affected by the default. During the term of a transaction entered into under the CLO Financing Facility, the Company will deliver cash or additional securities acceptable to the counterparty if the securities sold are in default. In addition to customary events of default included in financing arrangements of this type, an event of default would also be triggered if there is an event of default at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. Upon termination of a transaction, the Company will repurchase the previously sold securities from the counterparty at a previously determined repurchase price. The CLO Financing Facility may be terminated at any time upon certain defaults or circumstances agreed upon by the parties.
The repurchase agreements may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations. The Company minimizes the credit risk associated with these activities by monitoring counterparty credit exposure and collateral values. Other than margin requirements, the Company is not subject to additional

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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
The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to counterparties related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of September 30, 2020	$101,892	$—	$101,892	$101,843	$49
As of December 31, 2019	$97,508	$—	$97,508	$97,508	$—
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of September 30, 2020	$—	$—	$—	$101,892	$101,892
As of December 31, 2019	$—	$—	$—	$97,508	$97,508

10. PREFERRED UNITS
In the near future, the Company is expected to redeem the 2019 Preferred Units in full at a 25% discount upon the closing of the 2020 Term Loan. See the Company’s Annual Report for additional information regarding the 2019 Preferred Units.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

11. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	September 30, 2020	December 31, 2019

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$52,798	$52,798
Computer hardware and software	49,484	47,361
Furniture, fixtures and equipment	8,411	8,411
Accumulated depreciation and amortization	(79,108)	(73,730)
Fixed assets, net	31,585	34,840
Goodwill	22,691	22,691
Prepaid expenses	14,497	18,507
Other	6,230	6,570
Total Other Assets, Net	$75,003	$82,608

12. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	September 30, 2020	December 31, 2019

	(dollars in thousands)
Legal provisions{1)	$138,040	$19,100
Accrued expenses	12,637	19,275
Uncertain tax positions	8,250	8,250
Unearned management fee	6,410	311
Unused trade commissions	3,863	5,192
Other	7,165	7,089
Total Other Liabilities	$176,365	$59,217
_______________
(1)See Note 18 for additional details.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

13. REVENUES
The following table presents management fees and incentive income recognized as revenues for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$33,239	$22,013	$34,201	$13,732
Credit
Opportunistic credit funds	12,512	16,585	11,217	2,664
Institutional Credit Strategies	13,302	—	14,713	—
Real estate funds	9,000	2,927	2,613	14,027
Other	—	—	212	—
Total	$68,053	$41,525	$62,956	$30,423
The following table presents management fees and incentive income recognized as revenues for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$94,826	$58,377	$102,801	$59,516
Credit
Opportunistic credit funds	33,308	24,005	32,356	35,653
Institutional Credit Strategies	36,653	—	42,284	—
Real estate funds	30,594	6,703	9,862	23,209
Other	8	—	676	—
Total	$195,389	$89,085	$187,979	$118,378
A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. The following table presents the activity in the Company’s unearned incentive income for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(dollars in thousands)
Beginning of Period	$60,798	$61,397
Amounts collected during the period	8,887	20,168
Amounts recognized during the period	(2,793)	(18,174)
End of Period	$66,892	$63,391
The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

The following table presents the composition of the Company’s income and fees receivable as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

	(dollars in thousands)
Management fees	$23,767	$25,726
Incentive income	13,941	189,669
Income and Fees Receivable	$37,708	$215,395

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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
Income passed through to noncontrolling interests	-0.39%	0.44%	-1.38%	4.18%
Nondeductible transaction costs	—%	—%	—%	-4.66%
Tax effects of income recorded to equity in connection with the Recapitalization	—%	—%	—%	3.46%
Foreign income taxes	4.57%	-2.93%	-2.03%	-7.38%
RSU excess income tax benefit or expense	2.29%	-0.29%	-0.44%	-3.72%
State and local income taxes	5.44%	1.62%	3.47%	-13.44%
Nondeductible amortization of Partner Equity Units	5.66%	-10.19%	-4.36%	-22.99%
Nondeductible interest expense	0.85%	-5.72%	-0.74%	-4.57%
Other, net	-0.42%	-0.07%	-0.72%	2.36%
Effective Income Tax Rate	39.00%	3.86%	14.80%	-25.76%
The Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the Company had a liability for unrecognized tax benefits of $8.3 million. As of and for the nine months ended September 30, 2020, the Company did not accrue interest or penalties related to uncertain tax positions. As of September 30, 2020, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.8 million as of September 30, 2020.
15. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Occupancy and equipment	$7,549	$7,555	$22,685	$22,663
Information processing and communications	5,223	5,074	15,881	15,924
Recurring placement and related service fees	4,057	3,527	14,229	10,372
Professional services	3,836	8,111	18,781	29,801
Insurance	2,118	2,176	6,374	6,500
Business development	237	1,032	1,600	2,989
Foreign exchange (gains) losses	(84)	173	(394)	(181)
Other expenses	1,489	1,524	5,690	7,319
	24,425	29,172	84,846	95,387
Legal provisions	2,040	19,100	118,940	19,100
Total General, Administrative and Other	$26,465	$48,272	$203,786	$114,487

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

16. EARNINGS (LOSS) PER CLASS A SHARE
Basic earnings (loss) per Class A Share is computed by dividing the net income (loss) attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended September 30, 2020 and 2019, the Company included 297,927 and 196,216 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted earnings (loss) per Class A Share. For the nine months ended September 30, 2020 and 2019, the Company included 473,070 and 181,793 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted earnings (loss) per Class A Share.
When calculating dilutive earnings (loss) per Class A Share, the Company applies the treasury stock method to unvested RSUs and the if-converted method to vested Group A Units and Group E Units. The Company applies the treasury stock method to unvested Group A Units and Group E Units and the if-converted method on the resulting number of units that would be issued. The Company did not include the Group P Units or PSUs in the calculations of dilutive earnings (loss) per Class A Share, as the applicable market performance conditions have not yet been met as of September 30, 2020.
The following tables present the computation of basic and diluted earnings (loss) per Class A Share:

Three Months Ended September 30, 2020	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$8,017	22,729,285	$0.35
Effect of dilutive securities:
Group A Units	4,264	16,019,506		—
Group E Units	—	10,988,269		—
RSUs	—	—		4,110,587
Diluted	$12,281	49,737,060	$0.25

Three Months Ended September 30, 2019	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(25,140)	20,907,021	$(1.20)
Effect of dilutive securities:
Group A Units	—	—		16,019,506
Group E Units	—	—		13,476,211
RSUs	—	—		4,903,263
Diluted	$(25,140)	20,907,021	$(1.20)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

Nine Months Ended September 30, 2020	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(45,489)	22,542,047	$(2.02)
Effect of dilutive securities:
Group A Units	(59,134)	16,017,916		—
Group E Units	—	—		13,386,679
RSUs	—	—		4,186,109
Diluted	$(104,623)	38,559,963	$(2.71)

Nine Months Ended September 30, 2019	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$3,318	20,703,211	$0.16
Effect of dilutive securities:
Group A Units	—	—		17,344,925
Group E Units	—	6,908,523		—
RSUs	—	554,244		—
Diluted	$3,318	28,165,978	$0.12

17. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to current and former executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”) under the tax receivable agreement, as discussed further in Note 18. The Company made payments totaling $18.2 million under the tax receivable agreement (inclusive of interest thereon) in the nine months ended September 30, 2020. No payments were made in the three months ended September 30, 2020 and three and nine months ended September 30, 2019.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

As of September 30, 2020 and 2019, respectively, approximately $957.1 million and $1.0 billion of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of September 30, 2020 and 2019, approximately 48% and 32%, of these assets under management were not charged management fees or incentive income. The following table presents management fees and incentive income charged on investments held by the Company’s executive managing directors, employees and certain other related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$982	$1,613	$2,881	$6,009
Incentive income	$257	$2,646	$688	$7,414
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Sculptor Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of September 30, 2020, the estimated future payment under the tax receivable agreement was $187.5 million, which is recorded in due to related parties on the consolidated balance sheets.
The table below presents management’s estimate as of September 30, 2020, of the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
October 1, 2020 to December 31, 2020	$11,805
2021	9,935
2022	29,559
2023	46,089
2024	43,002
Thereafter	47,071
Total Payments	$187,461
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
In U.S. v. Oz Africa Management GP, LLC, Cr. No. 16-515 (NGG) (EDNY), on November 4, 2020, the U.S. District Court for the Eastern District of New York (the “Court”) ordered restitution consistent with the terms of the settlement agreement between Oz Africa Management GP, LLC (“Oz Africa”) and certain former shareholders of Africo Resources Ltd.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(the “Claimants”), and imposed a sentence otherwise consistent with the Plea Agreement, dated September 29, 2016, between Oz Africa and the Department of Justice (the “DOJ”) and U.S. Attorney’s Office for the Eastern District of New York (the “USAO”). Per the Court’s sentence and the settlement agreement, Oz Africa paid approximately $138.0 million to former shareholders of Africo Resources Ltd.
On November 3, 2020, the DOJ and USAO agreed with the Company to terminate the Deferred Prosecution Agreement (the “DPA”) between the Company, the DOJ and the USAO upon (i) the Court entering its final judgment stating the sentence in the matter of U.S. v. Oz Africa Management GP, LLC, Cr. No. 16-515 (NGG) (EDNY), (ii) Oz Africa paying full restitution as ordered by the Court and (iii) the monetary penalty the Company paid under the DPA in 2016 being released from a DOJ suspense account to the United States Treasury, which will be within 10 days after the final judgment.
With completion of the above events, the Company will have put all legal issues stemming from legacy dealings in Africa behind us.
Investment Commitments
The Company has unfunded capital commitments of $83.5 million to certain funds it manages. Approximately $57.7 million of these commitments will be funded by contributions to the Company from certain employees and executive managing directors. The Company expects to fund these commitments over the next eight years. In addition, certain current and former executive managing directors of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $14.5 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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
Overview
COVID-19 Pandemic
In the first nine months of 2020, a novel strain of coronavirus (“COVID-19”) spread across the world resulting in a wide-spread economic downturn. Our largest fund, the Sculptor Master Fund, generated performance-related appreciation through September 30, 2020. However, in the first quarter of 2020, the fund experienced significant performance-related depreciation driven by the market and economic impacts of the ongoing COVID-19 pandemic, which had a negative impact on our incentive income during the first quarter of 2020. In the second and third quarters of 2020, we generated strong returns that offset the first quarter losses. To the extent that we have performance-related depreciation at year-end, it could have a material impact on our ability to earn incentive income in 2020, as well as in future years until the losses are recovered for continuing fund investors.
In addition, in the first quarter of 2020, we also experienced significant unrealized losses on our risk retention investments held in certain of the CLOs that we manage as a result of the market and economic impacts of the ongoing COVID-19 pandemic. As of September 30, 2020, those unrealized losses had been recovered due to improved market conditions. We are required to hold these investments for the entire duration of the CLOs, to the extent that cash flows in the CLOs deteriorate, whether due to the COVID-19 pandemic or other factors, we could experience declining interest income and impairments on these investments.
A portion of the management fees we earn from our CLOs is subordinated to other obligations of the CLOs, including principal and interest on the notes issued by the CLOs. When certain overcollateralization tests are triggered, cash flows received on the underlying collateral in the CLOs that would have otherwise been distributed as subordinated management fees to us are redirected to pay principal and interest on the more senior obligations of the CLOs. In the second quarter of 2020, driven by the market and economic impacts of the ongoing COVID-19 pandemic and resulting ratings downgrades and defaults on certain of the collateral held by CLOs, certain impacted CLOs failed to satisfy one or more overcollateralization tests, and therefore, we have stopped recognizing management fees for these CLOs until the collateral tests are remedied and such fees are paid. We recovered a portion of those management fees in the third quarter, and as of September 30, 2020, we had approximately $8.3 million of subordinated management fees on a U.S. GAAP basis ($7.9 million on an Economic Income Basis) for which collection and revenue recognition has been deferred until certain overcollateralization tests have been cured. In the event the persistent market conditions do not sufficiently recover over the life cycle of these CLOs, our management fees from our securitization vehicles will continue to deteriorate. We will continue to evaluate our ability to collect these and any future fees; however, to the extent the overcollateralization tests in the CLOs have not been cured, the amount of fees for which collection and revenue recognition has been deferred would continue to increase, which would negatively impact our liquidity and the amounts we recognize as revenue in future periods.
We have also evaluated our long-lived assets, including operating lease assets and goodwill, and have not identified any impairments to these assets as of September 30, 2020.
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
2020 Credit Agreement
On September 25th, 2020, we entered into a new credit and guaranty agreement (the “2020 Credit Agreement”) with Delaware Life Insurance Company (“Delaware Life”). Delaware Life agreed to issue us a $320.0 million secured term loan facility (the “2020 Term Loan”) and a $25.0 million senior secured revolving credit facility (the “2020 Revolving Credit Facility”). We expect to close on the 2020 Credit Agreement in the near future, and will use the proceeds from the 2020 Term Loan to refinance our existing 2018 Term Loan, Debt Securities and 2019 Preferred Units, while capturing $62.3 million of negotiated discounts available under the Debt Securities and the 2019 Preferred Units. In connection with the 2020 Credit Agreement, we expect in the near future to issue Delaware Life warrants to purchase approximately 4.3 million Class A Shares and provide Delaware Life a seat on our board of directors (the “Board”). The 2020 Revolving Credit Facility can be used for working capital and general corporate purposes. The 2020 Credit Agreement also comes with the opportunity to prepay up to $175.0 million on or prior to March 31, 2022, and extends the maturity of our debt for seven years. We are required under the 2020 Term Loan, to sweep 100% of the first $100.0 million and 25% of the following $50.0 million in Adjusted Distributable Earnings (as defined in the 2020 Credit Agreement), after public shareholder dividends. Refer to Note 8 for further information regarding the 2020 Credit Agreement.
Litigation Settlement
On November 4, 2020, the U.S. District Court for the Eastern District of New York (the “Court”) ordered restitution consistent with the terms of the settlement agreement between Oz Africa Management GP, LLC (“Oz Africa”) and certain former shareholders of Africo Resources Ltd. Per the Court’s sentence and the settlement agreement, Oz Africa paid approximately $138.0 million to former shareholders of Africo Resources Ltd. We anticipate that our Deferred Prosecution Agreement will be terminated in the near future. See Note 18 for additional details. With completion of the above events, we will have put all legal issues stemming from legacy dealings in Africa behind us.
Overview of Our Financial Results
We reported a GAAP net income attributable to Class A Shareholders of $8.0 million for the third quarter of 2020, compared to a net loss of $25.1 million for the third quarter of 2019, and GAAP net loss of $45.5 million in the first nine months of 2020, compared to net income of $3.3 million in the first nine months of 2019.
The increase in net income attributable to Class A Shareholders for the third quarter of 2020 was primarily due to lower general, administrative and other expense, lower compensation and benefits expense, higher revenues, and higher unrealized gains on our investments, partially offset by higher income tax expense.
The increase in net loss attributable to Class A Shareholders for the first nine months of 2020 was primarily due to higher general, administrative and other expense, primarily due to higher legal provisions, and lower incentive income, partially offset by lower compensation and benefits expense, lower income tax expense, higher management fees, a decrease in losses recognized on early retirement of debt, and lower interest expense. Also impacting our results to Class A Shareholders was an adjustment to the redemption value of Preferred Units recognized in connection with the Recapitalization in the first quarter of 2019 that increased net income attributable to Class A Shareholders in the first nine months of 2019 by $44.4 million. In the first nine months of 2020, an adjustment of $5.6 million to the redemption value of the Preferred Units related to the accrual of distributions on the units decreased amounts attributable to Class A Shareholders in the first nine months of 2020. Please see “—Results of Operations” for detailed discussion of the drivers of our results.
Economic Income was $42.4 million for the third quarter of 2020, compared to $2.9 million for the third quarter of 2019. This increase was primarily due to lower general, administrative and other expense, higher incentive income, lower compensation and benefits expense, and higher management fees.

Economic Income was a loss of $39.5 million in first nine months of 2020, compared to income of $73.1 million in first nine months of 2019. This reduction in earnings was primarily due to higher general, administrative and other expense, primarily due to higher legal provisions, lower incentive income, lower interest income, and higher interest expense, partially offset by lower compensation and benefits expense, and higher management fees. Please see “—Economic Income Analysis” for detailed discussion of the drivers of our results. Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $36.0 billion as of September 30, 2020. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $24.4 billion, comprising 68% of our total assets under management as of September 30, 2020. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $26.0 billion, comprising 72% of assets under management as of September 30, 2020.
Assets under management in our multi-strategy funds totaled $10.0 billion as of September 30, 2020, increasing $863.4 million, or 9%, year-over-year. This change was driven by performance-related appreciation of $1.6 billion, partially offset by net capital outflows of $678.3 million, primarily in the Sculptor Master Fund, our largest multi-strategy fund, and $25.5 million of distributions to investors in certain smaller funds that we have decided to close.
Sculptor Master Fund generated a gross return of 16.8% and a net return of 12.4% year-to-date through September 30, 2020. Our active repositioning of the portfolio and capital deployment through the depths of the COVID-19 pandemic in the second and third quarter of 2020, was instrumental in driving returns. All of Sculptor Master Fund’s strategies have generated positive performance year-to-date. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the Sculptor Master Fund.
Assets under management in our dedicated credit products totaled $21.3 billion as of September 30, 2020, increasing $426.2 million, or 2%, year-over-year. Assets under management in our opportunistic credit funds totaled $6.0 billion as of September 30, 2020, remaining relatively flat year-over-year. This was driven by $191.1 million of distributions in our closed-end opportunistic credit funds, and $56.8 million of performance-related depreciation, partially offset by $247.0 million of net inflows.
Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of -5.6% and a net return of -7.5% year-to-date through September 30, 2020. The negative returns were primarily driven by the corporate credit strategies, partially offset by positive performance in structured credit. Assets under management for the fund were $1.9 billion as of September 30, 2020.
Assets under management in Institutional Credit Strategies totaled $15.3 billion as of September 30, 2020, increasing $427.2 million, or 3%, year-over-year. The increase was driven primarily by the launch of various aircraft securitizations and a CBO, partially offset by a reduction in assets under management related to a decrease in the number of aircraft serving as collateral in certain of our aircraft securitization vehicles and changes in underlying collateral value and distributions.
Assets under management in our real estate funds totaled $4.7 billion as of September 30, 2020, increasing $2.9 billion, or 164%, year-over-year primarily due to the launch of Sculptor Real Estate Fund IV during the fourth quarter of 2019, which had its final closing in the second quarter of 2020, and related co-investment vehicles, partially offset by $153.0 million of distributions and other reductions primarily related to the expiration of the investment period of Sculptor Real Estate Fund III and related co-investment vehicles. Since inception through September 30, 2020, the gross internal rate of return (“IRR”) was 28.1% and 18.4% net for Sculptor Real Estate Fund III (for which the investment period ended in September 2019).
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
In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific company events, we could experience increased redemptions and a consequent reduction in our assets under management. Over the past few years, our assets under management have declined and this trend may continue to some extent for some period of time in light of the 2016 settlements and the global economic downturn as a result of the ongoing COVID-19 pandemic. Throughout the latter part of 2017 and 2018, net outflows from our multi-strategy funds began to normalize and were partially offset by growth in our Institutional Credit Strategies business, as well as positive fund performance. Our largest fund, the Sculptor Master Fund, generated performance-related appreciation through September 30, 2020. However, in the first quarter of 2020, the fund experienced significant performance-related depreciation driven by the market and economic impacts of the ongoing COVID-19 pandemic, which had a negative impact on our incentive income during the first quarter of 2020. Although in the second and third quarters of 2020, we generated strong returns that offset the first quarter losses, the ongoing COVID-19 pandemic has affected almost every segment of the global economy and may have a negative impact on our assets under management, management fees and incentive income in future periods.
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of September 30, 2020, approximately 3% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 48% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Three Months Ended September 30, 2020
	June 30, 2020	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2020

	(dollars in thousands)
Multi-strategy funds	$9,401,759	$(54,445)	$—	$605,980	$9,953,294
Credit
Opportunistic credit funds	5,880,126	93,403	(177,918)	245,548	6,041,159
Institutional Credit Strategies	15,399,295	3,470	(194,687)	82,889	15,290,967
Real estate funds	4,736,544	669	(44,818)	5,770	4,698,165
Other	770	—	(770)	—	—
Total	$35,418,494	$43,097	$(418,193)	$940,187	$35,983,585

	Three Months Ended September 30, 2019
	June 30, 2019	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2019

	(dollars in thousands)
Multi-strategy funds	$9,775,395	$(350,708)	$(30,683)	$(304,112)	$9,089,892
Credit
Opportunistic credit funds	6,025,955	97,220	(1,938)	(79,137)	6,042,100
Institutional Credit Strategies	14,718,741	259,418	(19,894)	(94,474)	14,863,791
Real estate funds	2,921,525	9,262	(1,146,253)	(4,777)	1,779,757
Other	217,850	140	(42,803)	—	175,187
Total	$33,659,466	$15,332	$(1,241,571)	$(482,500)	$31,950,727

	Nine Months Ended September 30, 2020
	December 31, 2019	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2020

	(dollars in thousands)
Multi-strategy funds	$9,332,118	$(372,659)	$(17,819)	$1,011,654	$9,953,294
Credit
Opportunistic credit funds	6,025,306	286,165	(177,933)	(92,379)	6,041,159
Institutional Credit Strategies	15,710,319	422,716	(814,123)	(27,945)	15,290,967
Real estate funds	3,393,876	1,422,774	(114,087)	(4,398)	4,698,165
Other	8,311	20	(8,331)	—	—
Total	$34,469,930	$1,759,016	$(1,132,293)	$886,932	$35,983,585

	Nine Months Ended September 30, 2019
	December 31, 2018	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2019

	(dollars in thousands)
Multi-strategy funds	$10,420,858	$(2,085,933)	$(57,660)	$812,627	$9,089,892
Credit
Opportunistic credit funds	5,751,411	222,548	(34,114)	102,255	6,042,100
Institutional Credit Strategies	13,491,734	1,733,588	(129,027)	(232,504)	14,863,791
Real estate funds	2,577,040	363,817	(1,156,301)	(4,799)	1,779,757
Other	286,635	(62,728)	(49,099)	379	175,187
Total	$32,527,678	$171,292	$(1,426,201)	$677,958	$31,950,727
In the nine months ended September 30, 2020, our funds experienced performance-related appreciation of $886.9 million and net inflows of $1.8 billion. The net inflows were comprised of (i) $2.8 billion of gross inflows, driven by $1.4 billion in real estate funds, primarily due to additional closes of Sculptor Real Estate Fund IV, $641.3 million in opportunistic credit funds, and $452.8 million in Institutional Credit Strategies, primarily driven by a launch of an aircraft securitization; and (ii) $1.0 billion of gross outflows due to redemptions, primarily in our multi-strategy and open-ended credit funds. Additionally, our funds experienced distributions and other reductions of $1.1 billion, driven primarily by Institutional Credit Strategies, as there was a decrease in the number of aircraft serving as collateral in certain of our aircraft securitization vehicles for which we act as collateral manager. In 2020, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from corporate and other institutions, pensions, and private banks, while pensions were the largest source of gross outflows.
As of November 1, 2020, estimated assets under management decreased to $35.6 billion, driven by $236.4 million of net outflows, $143.1 million of performance-related depreciation, and approximately $9.3 million of distributions and other reductions to investors in certain funds.
In the nine months ended September 30, 2019, our funds experienced performance-related appreciation of $678.0 million and net inflows of $171.3 million. The net inflows were comprised of $2.8 billion of gross inflows and $2.6 billion of gross outflows due to redemptions, primarily in our multi-strategy funds. We also had $1.4 billion of distributions and other reductions, primarily related to the expiration of the investment period of Sculptor Real Estate Fund III and related co-investment vehicles. In nine months ended 2019, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from fund-of-funds, pensions, family offices and individuals, while related parties were the largest source of gross outflows. Gross outflows include approximately $971.6 million of redemptions to former executive managing directors, the majority of which were driven by the anticipated Liquidity Redemption discussed in Note 3 of our Annual Report.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Weighted-average assets under management	$35,215,556	$33,406,239	$34,448,513	$32,380,058
Average management fee rates	0.72%	0.70%	0.70%	0.73%
The changes in our average management fee rate for the periods presented occurred primarily because of a change in the mix of products that comprise our assets under management, as well as the deferral of recognition of certain subordinated management fees from our CLOs, as discussed above. Our average management fee will vary from period to period based on the mix of products that comprise our assets under management.
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
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 0.82% to 2.25% annually of assets under management. For the third quarter of 2020, our multi-strategy funds had an average management fee rate of 1.27%.
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

			Returns for the Nine Months Ended September 30,				Annualized Returns Since Inception Through September 30, 2020
	Assets Under Management as of September 30,		2020		2019
	2020	2019	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Sculptor Master Fund(1)	$9,136,360	$8,320,734	16.8%	12.4%	12.8%	9.9%	16.7%	(2)	11.6%	(2)
Sculptor Enhanced Master Fund	787,563	624,312	15.7%	11.7%	16.7%	13.3%	15.0%		10.4%
Other funds	29,371	144,846	n/m	n/m	n/m	n/m	n/m		n/m
	$9,953,294	$9,089,892
_______________
(1)The returns for the Sculptor Master Fund exclude Special Investments. Special Investments in the Sculptor Master Fund are held by investors representing a small percentage of assets under management in the fund. Inclusive of these Special Investments, the returns of the Sculptor Master Fund for nine months ended September 30, 2020 were 15.8% gross and 11.6% net, for nine months ended September 30, 2019 were 11.3% gross and 8.5% net, and annualized since inception through September 30, 2020 were 16.3% gross and 11.4% net.

(2)The annualized returns since inception are those of the Sculptor Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Sculptor Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of September 30, 2020, the annualized returns since the Sculptor Master Fund’s inception on January 1, 1998 were 13.4% gross and 9.0% net excluding Special Investments and 13.0% gross and 8.8% net inclusive of Special Investments.
The $863.4 million, or 9%, year-over-year increase in assets under management in our multi-strategy funds was primarily due to performance-related appreciation of $1.6 billion, partially offset by capital net outflows of $678.3 million, primarily from the Sculptor Master Fund, our largest multi-strategy fund, and distributions of $25.5 million in certain other multi-strategy funds that we have decided to close. In the first nine months of 2020, the largest sources of gross outflows from our multi-strategy funds were attributable to private banks, foundations and endowments, and family offices and individuals.
In the first nine months of 2020, the Sculptor Master Fund generated a gross return of 16.8% and a net return of 12.4%. Our active repositioning of the portfolio and capital deployment through the depths of the COVID-19 pandemic in the second and third quarter of 2020, was instrumental in driving returns. All of Sculptor Master Fund’s strategies have generated positive performance year-to-date.
In the first nine months of 2019, the Sculptor Master Fund generated a gross return of 12.8% and a net return of 9.9%. Sculptor Master Fund delivered positive returns across almost all strategies in the period with performance driven primarily by fundamental equities, merger arbitrage and convertible and derivative arbitrage.
Credit

	Assets Under Management as of September 30,
	2020	2019

	(dollars in thousands)
Opportunistic credit funds	$6,041,159	$6,042,100
Institutional Credit Strategies	15,290,967	14,863,791
	$21,332,126	$20,905,891
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.75% to 2.00% annually of the net asset value of these funds. For the third quarter of 2020, our opportunistic credit funds had an average management fee rate of 0.84%.

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

			Returns for the Nine Months Ended September 30,				Annualized Returns Since Inception Through September 30, 2020
	Assets Under Management as of September 30,		2020		2019
	2020	2019	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Sculptor Credit Opportunities Master Fund(1)	$1,888,511	$1,658,348	-5.6%	-7.5%	2.4%	1.1%	12.9%	8.9%
Customized Credit Focused Platform	3,279,505	3,220,292	-2.1%	-2.0%	5.4%	3.9%	15.1%	11.4%
Closed-end opportunistic credit funds	349,006	548,312	See below for return information on our closed-end opportunistic credit funds.
Other funds	524,137	615,148	n/m	n/m	n/m	n/m	n/m	n/m
	$6,041,159	$6,042,100
_______________
n/m not meaningful
(1)The returns for the Sculptor Credit Opportunities Master Fund exclude Special Investments. Special Investments in the Sculptor Credit Opportunities Master Fund are held by investors representing a small percentage of assets under management in the fund. Inclusive of these Special Investments, the returns of the Sculptor Credit Opportunities Master Fund for nine months ended September 30, 2020 were -6.0% gross and -7.7% net, for nine months ended September 30, 2019 were 2.3% gross and 1.1% net, and annualized since inception through September 30, 2020 were 12.5% gross and 8.6% net.
Assets under management in our opportunistic credit funds decreased by $0.9 million, remaining relatively flat year-over-year. This was driven by $191.1 million of distributions in our closed-end opportunistic credit funds, and $56.8 million of performance-related depreciation, partially offset by $247.0 million of net inflows.
In the first nine months of 2020, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of -5.6% and a net return of -7.5%. The negative returns were primarily driven by the corporate credit strategies, partially offset by positive performance in structured credit.
In the first nine months of 2019, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 2.4% and a net return of 1.1%. Performance was broad-based with gains across both the structured and corporate credit strategies.
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

	Assets Under Management as of September 30,		Inception to Date as of September 30, 2020
	2020	2019	Total Commitments	Total Invested Capital(1)	Gross IRR(2)	Net IRR(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Sculptor European Credit Opportunities Fund (2012-2015)	$—	$—	$459,600	$305,487	15.7%	11.8%	1.5x
Sculptor Structured Products Domestic Fund II (2011-2014)	15,986	60,682	326,850	326,850	19.4%	15.3%	2.1x
Sculptor Structured Products Offshore Fund II (2011-2014)	14,659	64,896	304,531	304,531	16.8%	13.1%	1.9x
Sculptor Structured Products Offshore Fund I (2010-2013)	4,315	4,573	155,098	155,098	23.8%	19.1%	2.1x
Sculptor Structured Products Domestic Fund I (2010-2013)	3,957	4,230	99,986	99,986	22.6%	18.0%	2.0x
Other funds	310,089	413,931	412,170	78,781	n/m	n/m	n/m
	$349,006	$548,312	$1,758,235	$1,270,733
_______________
n/m not meaningful
(1)Represents funded capital commitments net of recallable distributions to investors.
(2)Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of September 30, 2020, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.
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
Assets under management for Institutional Credit Strategies are generally based on the par value of the collateral and cash held for CLOs and CBO, and adjusted portfolio values for our aircraft securitizations. However, assets under management are reduced for any investments in these securitization vehicles held by our other funds to avoid double counting these assets. Management fees for Institutional Credit Strategies, generally range from 0.30% to 0.50% annually of assets under management. For the third quarter of 2020, Institutional Credit Strategies had an average management fee rate of 0.41% gross of rebates on cross-investments from other funds we manage (0.33% net of such rebates). The increase in the average management fee rate for the third quarter of 2020 occurred primarily due to the reversal of the deferral of recognition of certain subordinated management fees from our CLOs in the second quarter of 2020, as discussed above.
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

	Most Recent Closing or Refinancing Year		Assets Under Management as of September 30,
		Deal Size	2020	2019

		(dollars in thousands)
Collateralized loan obligations	2017	$4,209,590	$3,492,539	$3,475,032
	2018	7,487,273	7,108,237	7,041,843
	2019	2,985,214	2,913,465	2,834,403
	2020	409,250	398,021	394,909
		15,091,327	13,912,262	13,746,187

Aircraft securitizations	2018	696,000	475,415	497,611
	2019	1,128,000	381,680	543,505
	2020	472,732	183,122	—
		2,296,732	1,040,217	1,041,116

Collateralized bond obligation	2019	349,550	274,632	—
Other funds	n/a	n/a	63,856	76,488
		$17,737,609	$15,290,967	$14,863,791
Assets under management in Institutional Credit Strategies totaled $15.3 billion as of September 30, 2020, increasing $427.2 million, or 3%, year-over-year. The year-over-year increase in assets under management in Institutional Credit Strategies was driven primarily by the launches of aircraft securitizations and a CBO, partially offset by $819.2 million of distributions and other reductions due to a decrease in the number of aircraft serving as collateral in certain of our aircraft securitization vehicles for which we act as collateral manager. In addition, in 2020 we refinanced one of our 2016 CLOs.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.
Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.38% to 1.50% annually of assets under management; however, management fees for Sculptor Real Estate Credit Fund I are based on invested capital both during and after the investment period. For the third quarter of 2020, our real estate funds had an average management fee rate of 0.70%.
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

	Assets Under Management as of September 30,
	2020	2019

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$—	$13,578
Sculptor Real Estate Fund II	60,550	63,011
Sculptor Real Estate Fund III	474,133	530,996
Sculptor Real Estate Fund IV	2,593,233	—
Sculptor Real Estate Credit Fund I	730,931	730,365
Other funds	839,318	441,807
	$4,698,165	$1,779,757

	Inception to Date as of September 30, 2020
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I(7) (2005-2010)	$408,081	$386,298	$847,612	25.5%	16.1%	2.2x	$386,298	$847,612	25.5%	2.2x
Sculptor Real Estate Fund II(7) (2011-2014)	839,508	762,588	1,557,175	32.8%	21.5%	2.0x	762,588	1,557,175	32.8%	2.0x
Sculptor Real Estate Fund III(7) (2014-2019)	1,500,000	1,053,677	1,736,897	28.1%	18.4%	1.6x	765,998	1,346,990	34.0%	1.8x
Sculptor Real Estate Fund IV(8) (2019-2023)	2,596,024	204,516	227,279	n/m	n/m	n/m	—	—	n/m	n/m
Sculptor Real Estate Credit Fund I (2015-2020)	736,225	378,784	447,164	15.8%	10.6%	1.2x	130,028	168,733	22.6%	1.3x
Other funds	1,146,672	447,070	599,989	n/m	n/m	n/m	64,761	114,070	n/m	n/m
	$7,226,510	$3,232,933	$5,416,116				$2,109,673	$4,034,580

	Unrealized Investments as of September 30, 2020
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I (2005-2010)(7)	$—	$—	—
Sculptor Real Estate Fund II (2011-2014)(7)	—	—	—
Sculptor Real Estate Fund III (2014-2019)(7)	287,679	389,907	1.4x
Sculptor Real Estate Fund IV (2019-2023)(8)	204,516	227,279	n/m
Sculptor Real Estate Credit Fund I (2015-2020)	248,756	278,431	1.1x
Other funds	382,309	485,919	n/m
	$1,123,260	$1,381,536
_______________
n/m not meaningful
(1)An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.
(2)Invested capital represents total aggregate contributions made for investments by the fund.
(3)Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of September 30, 2020. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of September 30, 2020.
(4)Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of September 30, 2020, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.
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
Assets under management in our real estate funds increased $2.9 billion, or 164%, year-over-year due to net inflows of $3.1 billion, primarily due to the launch of Sculptor Real Estate Fund IV during the fourth quarter of 2019, which had its final closing in the second quarter of 2020, and related co-investment vehicles, partially offset by $153.0 million of distributions and other reductions primarily related to the expiration of the investment period of Sculptor Real Estate Fund III and related co-investment vehicles. Our real estate funds continue to deploy capital and generate strong returns with an 18.4% annualized net return in Sculptor Real Estate Fund III. Despite the recent market dislocation, we believe our diversified approach across product types, position in the capital structure, focus on current income and modest use of leverage has allowed our portfolios to generate consistent returns over time. While we continue to actively navigate the current economic and market conditions resulting from the ongoing COVID-19 pandemic, to the extent our ability to realize investments may be delayed or operating cash flows from existing investments may be reduced or deferred, we may experience a delay in our ability to recognize incentive income from these funds.
Longer-Term Assets Under Management
As of September 30, 2020, approximately 68% of our assets under management were subject to initial commitment periods of three years or longer. Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information.

	September 30, 2020		December 31, 2019
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$421,753	$19,909	$344,623	$11,280
Credit
Opportunistic credit funds	4,052,368	133,328	4,012,023	143,134
Institutional Credit Strategies	15,276,624	—	15,667,058	—
Real estate funds	4,698,167	103,290	3,393,877	99,163
Other	—	—	8,311	—
	$24,448,912	$256,527	$23,425,892	$253,577
Accrued unrecognized incentive income associated with longer-term assets increased by $3.0 million during the first nine months of 2020, primarily driven by positive performance in multi-strategy, opportunistic credit, and real estate funds, partially offset by recognized incentive income, primarily in our opportunistic credit funds. We expect a large portion of the amounts related to our opportunistic credit funds to be recognized in the fourth quarter of 2020. For the remainder of accrued unrecognized incentive income, we generally recognize incentive income in multi-strategy funds and open-end opportunistic credit funds at or near the end of their respective commitment periods, which are generally three to five years, when such amounts are probable of not significantly reversing. We may begin recognizing incentive income related to assets under management in our closed-end opportunistic credit funds and real estate funds after the conclusion of their respective investment period, when such amounts are probable of not significantly reversing. However, these investment periods may generally be extended for an additional one to two years.
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
Other Revenues. Other revenues consist primarily of interest income on investments in CLOs, cash equivalents and long-term U.S. government obligations, as well as subrental income. Interest income is recognized on an effective yield basis. Subrental income is recognized on a straight-line basis over the lease term.
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
Results of Operations
Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Management fees	$68,053	$62,956	$195,389	$187,979
Incentive income	41,525	30,423	89,085	118,378
Other revenues	2,316	3,646	7,693	12,458
Income of consolidated funds	58	1,820	90	6,732
Total Revenues	$111,952	$98,845	$292,257	$325,547
Total revenues for the quarter-to-date period increased $13.1 million, primarily due to the following:
•A $5.1 million increase in management fees, primarily due to the following:
•Multi-strategy funds. A $1.0 million decrease in multi-strategy funds due to lower average assets under management. See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rates.
•Opportunistic credit funds. A $1.3 million increase in opportunistic credit funds, primarily due to higher average assets under management in certain of our open-ended credit funds.

•Institutional Credit Strategies. A $1.4 million decrease, primarily due to the deferral in 2020 of subordinated management fees from certain of the CLOs we manage. See “—Overview—COVID-19 Pandemic” for a discussion on these fee deferrals.
•Real estate funds. A $6.4 million increase in real estate funds, primarily due to the launch of Sculptor Real Estate Fund IV during the fourth quarter of 2019, which had its final closing in the second quarter of 2020.
•An $11.1 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. An $8.3 million increase in incentive income from our multi-strategy funds, which was driven by a $10.4 million increase from assets under management subject to a one-year measurement period, partially offset by a $1.6 million decrease related to fund investor redemptions.
•Opportunistic credit funds. A $13.9 million increase in incentive income from longer-term assets under management in our opportunistic credit funds.
•Real estate funds. An $11.1 million decrease in incentive income from our real estate funds, primarily due to lower realizations, as these will vary from period to period based on exit opportunities.
•A $1.3 million decrease in other revenues driven by a decrease in interest income earned on cash and cash equivalents, primarily due to lower rates.
•A $1.8 million decrease in income of consolidated funds primarily due to the majority of the assets related to the funds being deconsolidated in the third quarter of 2019.
Total revenues for the year-to-date period decreased $33.3 million, primarily due to the following:
•A $7.4 million increase in management fees, primarily due to the following:
•Multi-strategy funds. An $8.0 million decrease in multi-strategy funds due to lower average assets under management.
•Institutional Credit Strategies. A $5.6 million decrease in Institutional Credit Strategies, primarily due to the deferral in 2020 of subordinated management fees from certain of the CLOs we manage. See “—Overview—COVID-19 Pandemic” for a discussion on these fee deferrals.
•Real estate funds. A $20.7 million increase in real estate funds, primarily due to the launch of Sculptor Real Estate Fund IV during the fourth quarter of 2019, which had its final closing in the second quarter of 2020. This increase was partially offset by lower average assets under management in Sculptor Real Estate Fund III and related co-investment vehicles, as a result of the expiration of the investment period in the prior year.
See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $29.3 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $1.1 million decrease in incentive income from our multi-strategy funds, which was driven by: (i) a $17.2 million decrease related to fund investor redemptions; (ii) a $3.9 million decrease from longer-term assets under management; and (iii) a $3.0 million decrease in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management. These decreases were partially offset by a $22.9 million increase from assets under management subject to a one-year measurement period.

•Opportunistic credit funds. An $11.6 million decrease in incentive income from our opportunistic credit funds, which was driven by: (i) a $13.6 million decrease in tax distributions; and (ii) a $4.3 million decrease from assets under management subject to a one-year measurement period. These decreases were partially offset by a $6.8 million increase from longer-term assets under management.
•Real estate funds. A $16.5 million decrease in incentive income from our real estate funds, primarily due to lower realizations, as these will vary from period to period based on exit opportunities.
•A $4.8 million decrease in other revenues driven by a $3.0 million decrease in interest income earned on cash and cash equivalents, primarily due to lower rates.
•A $6.6 million decrease in income of consolidated funds primarily due to the majority of the assets related to the funds being deconsolidated in the third quarter of 2019.
Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Compensation and benefits	$65,030	$78,343	$197,739	$244,767
Interest expense	4,488	6,323	14,944	19,054
General, administrative and other	26,465	48,272	203,786	114,487
Expenses of consolidated funds	34	507	53	646
Total Expenses	$96,017	$133,445	$416,522	$378,954
Total expenses for the quarter-to-date period decreased $37.4 million, primarily due to the following:
•A $21.8 million decrease in general, administrative and other expenses primarily due to (i) a $17.1 million decrease in legal provision accruals related to the matters described in Note 18, driven by a $2.0 million legal provision accrual in the third quarter of 2020, compared to $19.1 million in the third quarter of 2019; (ii) a $4.3 million decrease in professional services expenses, primarily driven by lower legal costs incurred related to the matters described in Note 18; and (iii) reductions across various other operating expense categories, driven by travel restrictions and employees working from home.
•A $13.3 million decrease in compensation and benefits expenses driven by a $14.0 million decrease in equity-based compensation expense primarily due to: (i) a $9.6 million decrease in amounts related to Group E Units, primarily due to the remaining Group E Units being amortized on an accelerated basis (i.e., each tranche is being amortized over its respective service period), resulting in decreasing expenses each year on these awards that were granted in connection with the Recapitalization in 2019; and (ii) a $2.9 million decrease in RSUs amortization primarily as a result of fewer average number of awards outstanding in the current year period and lower average grant date fair values. These decreases were partially offset by a $1.5 million increase in bonus expense, driven by higher discretionary bonus accruals, offset by lower guaranteed bonus accruals.
•A $1.8 million decrease in interest expense primarily due to: (i) an $889 thousand decrease in interest expense related to the 2018 Term Loan due to repayments made in connection with the Recapitalization and subsequent paydowns in accordance with the Cash Sweep; and (ii) an $895 thousand decrease in interest expense related to the Debt Securities, primarily due to a $3.4 million decrease in non-cash interest expense accretion of the discount taken at the time of the Recapitalization, partially offset by a $2.5 million increase as a result of interest payments beginning in 2020. The decrease in interest expense was also driven by lower interest rates.

Total expenses for the year-to-date period increased $37.6 million, primarily due to the following:
•An $89.3 million increase in general, administrative and other expenses primarily driven by a $99.8 million increase in legal provision accruals for the matters described in Note 18, driven by $118.9 million of legal provision accruals in the first nine months of 2020, compared to $19.1 million in 2019, as well as a $3.9 million increase in recurring placement and related service fees, driven by Sculptor Real Estate Fund IV, which held its final closing in the second quarter of 2020. These increases were partially offset by an $11.0 million decrease in professional services expenses, primarily due to higher legal and accounting fees incurred in connection with the Recapitalization in the prior-year period, as well as reductions across various other operating expense categories, driven by travel restrictions and employees working from home.
•An offsetting $47.0 million decrease in compensation and benefits expenses driven by: (i) a $45.9 million decrease in equity-based compensation expense primarily due to (x) a $25.7 million decrease in amounts related to Group E Units granted in connection with the Recapitalization that were fully vested and therefore were fully expensed in the first quarter of 2019, as well as the remaining Group E Units being amortized on an accelerated basis (i.e., each tranche is being amortized over its respective service period), resulting in decreasing expenses each year on these awards, and (y) an $18.8 million decrease in RSUs amortization primarily as a result of fewer average number of awards outstanding in the current year period and lower average grant date fair values; and (ii) a $1.8 million decrease in salaries and benefits, as our worldwide headcount decreased to 359 as of September 30, 2020, from 389 as of September 30, 2019.
•An offsetting $4.1 million decrease in interest expense primarily due to a $4.2 million decrease in interest expense related to the 2018 Term Loan due to repayments made in connection with the Recapitalization and subsequent paydowns in accordance with the Cash Sweep. Interest expense on the Debt Securities remained flat year-over-year due to a $7.2 million decrease in non-cash interest expense accretion of the discount taken at the time of the Recapitalization, partially offset by a $7.3 million increase as a result of interest payments beginning in 2020. The decrease in interest expense was also driven by lower interest rates.
Other Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Changes in tax receivable agreement liability	$—	$—	$278	$5,362
Net losses on early retirement of debt	—	(218)	(693)	(6,271)
Net gains (losses) on investments	8,157	(2,169)	3,266	3,668
Net (losses) gains of consolidated funds	—	(460)	—	3,768
Total Other Income (Loss)	$8,157	$(2,847)	$2,851	$6,527
Total other income (loss) increased by $11.0 million for the quarter-to-date period, due to higher net gains on our equity method investments as well as an increase in the fair value of risk retention investments in CLOs.
Total other income (loss) decreased by $3.7 million for the year-to-date period, primarily due to changes in tax receivable agreement liability as a result of conversion to a C-corporation in the prior year period, and a decrease in gains on investments in consolidated funds as the majority of the assets related to the funds were deconsolidated in the third quarter of 2019. Offsetting these decreases, losses recognized on early retirement of debt decreased, as we paid down $150.0 million of amounts outstanding on the 2018 Term Loan in the first nine months of 2019 and terminated the 2018 Revolving Credit Facility in connection with the Recapitalization in the first quarter of 2019.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Income taxes	$9,397	$(1,446)	$(17,971)	$12,074
Income tax expense for the quarter-to-date period increased by $10.8 million, primarily due to higher profits before taxes for the period, partially offset by a decrease in income tax expense from Recapitalization-related expenses incurred in the prior year that were non-deductible for tax purposes.
Income tax expense for the year-to-date period decreased by $30.0 million. Income tax expense was higher in 2019 for the year-to-date period primarily due to the deferred tax impacts of the Corporate Classification Change and the Recapitalization, combined with a decrease in profitability in the current year period.
Net Income (Loss) Attributable to Noncontrolling Interests
The following table presents the components of the net income (loss) attributable to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Group A Units	$4,494	$(11,625)	$(62,973)	$(27,142)
Other	(101)	190	(579)	489
Total	$4,393	$(11,435)	$(63,552)	$(26,653)

Redeemable noncontrolling interests	$—	$574	$—	$8,745
Net income (loss) allocated to noncontrolling interests increased by $15.8 million for the quarter-to-date period. The increase in income for the quarter-to-date period was primarily driven by higher profitability of the Sculptor Operating Group, resulting from the drivers discussed above.
Net loss allocated to noncontrolling interests increased by $36.9 million for the year-to-date period. The loss for the year-to-date period was primarily driven by lower profitability of the Sculptor Operating Group, resulting from the drivers discussed above. See Note 4 for additional details.
Net Income (Loss) Attributable to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders	$8,017	$(25,140)	$(45,489)	$3,318
Net income (loss) attributable to Class A Shareholders increased by $33.2 million for the quarter-to-date period, primarily due to lower general, administrative and other expense, lower compensation and benefits expense, higher revenues, and higher unrealized gains on our investments, partially offset by higher income tax expense.

Net income (loss) attributable to Class A Shareholders decreased by $48.8 million for the year-to-date period. The year-over-year decrease was primarily due to higher general, administrative and other expense, primarily due to higher legal provisions, and lower incentive income, partially offset by lower compensation and benefits expense, lower income tax expense, higher management fees, a decrease in losses recognized on early retirement of debt, and lower interest expense. Also impacting our results to Class A Shareholders was an adjustment to the redemption value of Preferred Units recognized in connection with the Recapitalization in the first quarter of 2019 that increased net income attributable to Class A Shareholders in the first nine months of 2019 by $44.4 million. In the first nine months of 2020, an adjustment of $5.6 million to the redemption value of the Preferred Units related to the accrual of distributions on the units decreased amounts attributable to Class A Shareholders in the first nine months of 2020.
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
Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019
Economic Income Revenues (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Economic Income Basis
Management fees	$63,477	$59,163	$179,771	$176,813
Incentive income	41,548	30,682	89,121	118,637
Other revenues	2,316	3,646	7,693	12,458
Total Economic Income Revenues	$107,341	$93,491	$276,585	$307,908
Economic Income revenues for the quarter-to-date period increased $13.9 million, primarily due to the following:
•A $4.3 million increase in management fees, primarily due to the following:
•Opportunistic credit funds. A $1.3 million increase in opportunistic credit funds due to higher average assets under management in certain of our open-ended credit funds.
•Institutional Credit Strategies. A $1.7 million decrease, primarily due to the deferral in 2020 of subordinated management fees from certain of the CLOs we manage. See “—Overview—COVID-19 Pandemic” for a discussion on these fee deferrals.
•Real estate funds. A $5.7 million increase in real estate funds, primarily due to the launch of Sculptor Real Estate Fund IV during the fourth quarter of 2019, which had its final closing in the second quarter of 2020.
See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $10.9 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. An $8.3 million increase in incentive income from our multi-strategy funds, which was driven by a $10.4 million increase from assets under management subject to a one-year measurement period, partially offset by a $1.6 million decrease related to fund investor redemptions.
•Opportunistic credit funds. A $13.7 million increase in incentive income from longer-term assets under management in our opportunistic credit funds.
•Real estate funds. An $11.1 million decrease in incentive income from our real estate funds, primarily due to lower realizations, as these will vary from period to period based on exit opportunities.
•A $1.3 million decrease in other revenues driven by a decrease in interest income earned on cash and cash equivalents, primarily due to lower rates.

Economic Income revenues for the year-to-date period decreased $31.3 million, primarily due to the following:
•A $3.0 million increase in management fees, driven primarily by the following:
•Multi-strategy funds. A $7.4 million decrease due to lower average assets under management.
•Institutional Credit Strategies. A $6.2 million decrease, primarily due to the deferral in 2020 of subordinated management fees from certain of the CLOs we manage. See “—Overview—COVID-19 Pandemic” for a discussion on these fee deferrals.
•Real estate funds. A $16.3 million increase, primarily due to the launch of Sculptor Real Estate Fund IV during the fourth quarter of 2019, which had its final closing in the second quarter of 2020. This increase was partially offset by lower average assets under management in Sculptor Real Estate Fund III and related co-investment vehicles, as a result of the expiration of the investment period in the prior year.
See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $29.5 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $1.1 million decrease in incentive income from our multi-strategy funds, which was driven by: (i) a $17.2 million decrease related to fund investor redemptions; (ii) a $3.9 million decrease from longer-term assets under management; and (iii) a $3.0 million decrease in tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management. These decreases were partially offset by a $22.9 million increase from assets under management subject to a one-year measurement period.
•Opportunistic credit funds. An $11.9 million decrease in incentive income from our opportunistic credit funds, which was driven by: (i) a $13.6 million decrease in tax distributions; and (ii) a $4.3 million decrease from assets under management subject to a one-year measurement period. These decreases were partially offset by a $6.8 million increase from longer-term assets under management.
•Real estate funds. A $16.5 million decrease in incentive income from our real estate funds, primarily due to lower realizations, as these will vary from period to period based on exit opportunities.
•A $4.8 million decrease in other revenues driven by a $3.0 million decrease in interest income earned on cash and cash equivalents, primarily due to lower rates.
Economic Income Expenses (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$41,338	$46,181	$122,378	$130,043
Interest expense	3,657	2,074	11,462	8,390
General, administrative and other expenses	19,917	42,308	182,259	96,360
Total Economic Income Expenses	$64,912	$90,563	$316,099	$234,793
Economic Income expenses for the quarter-to-date period decreased $25.7 million, primarily due to the following:

•A $22.4 million decrease in general, administrative and other expenses primarily due to (i) a $17.1 million decrease in legal provision accruals related to the matters described in Note 18, due to a $2.0 million legal provision accrual in the third quarter of 2020, compared to $19.1 million in the third quarter of 2019; (ii) a $4.3 million decrease in professional services expenses, primarily driven by lower legal costs incurred related to the matters described in Note 18; and (iii) reductions across various other operating expense categories, driven by travel restrictions and employees working from home.
•A $4.8 million decrease in compensation and benefits expenses driven by a $4.0 million decrease in bonus expense, primarily due to lower incentive income profit-sharing expenses and guaranteed bonus accrual. These decreases were partially offset by higher discretionary bonus accrual
•A $1.6 million increase in interest expense primarily due to a $2.5 million increase related to the Debt Securities, which began paying interest in 2020, partially offset by an $889 thousand decrease in interest expense related to the 2018 Term Loan due to repayments made in connection with the Recapitalization and subsequent paydowns in accordance with the Cash Sweep.
Economic Income expenses for the year-to-date period increased $81.3 million, primarily due to the following:
•An $85.9 million increase in general, administrative and other expenses primarily driven by a $99.8 million increase in legal provision accruals for the matters described in Note 18, driven by $118.9 million of legal provision accruals in the first nine months of 2020, compared to $19.1 million in 2019. This increase was partially offset by an $11.0 million decrease in professional services expenses, primarily due to higher legal and accounting fees incurred in connection with the Recapitalization in the prior-year period, as well as reductions across various other operating expense categories, driven by travel restrictions and employees working from home.
•A $3.1 million increase in interest expense primarily due to a $7.3 million increase related to the Debt Securities, which began paying interest in 2020, partially offset by a $4.2 million decrease in interest expense related to the 2018 Term Loan due to repayments made in connection with the Recapitalization and subsequent paydowns in accordance with the Cash Sweep.
•An offsetting $7.7 million decrease in compensation and benefits expenses, driven by (i) a $5.8 million decrease in bonus expense, primarily due to lower incentive income profit-sharing expenses, lower guaranteed bonus accruals, and deferred cash compensation forfeiture reversals, partially offset by higher discretionary bonus accruals; and (ii) a $1.8 million decrease in salaries and benefits, as our worldwide headcount decreased to 359 as of September 30, 2020, from 389 as of September 30, 2019.
Economic Income (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Economic Income	$42,428	$2,931	$(39,514)	$73,120
Economic Income was $42.4 million in the third quarter of 2020, compared to $2.9 million in the third quarter of 2019. This increase was primarily due to lower general, administrative and other expense, higher incentive income, lower compensation and benefits expense, and higher management fees.
Economic Income was a loss of $39.5 million in the first nine months of 2020, compared to income of $73.1 million in the first nine months of 2019. This reduction in earnings was primarily due to higher general, administrative and other expense, primarily due to higher legal provisions, lower incentive income, lower interest income, and higher interest expense, partially offset by lower compensation and benefits expense, and higher management fees.
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
Over the next 12 months, we expect that our primary liquidity needs will be to:
•Pay our operating expenses.
•Pay interest and principal, as applicable, on our repurchase agreements, debt obligations and 2019 Preferred Units.
•Provide capital to facilitate the growth of our business, including making risk retention investments in CLOs managed by us that are subject to EU risk retention rules.
•Pay income taxes as well as compensation-related tax withholding obligations.
•Make cash distributions in accordance with our distribution policy as discussed below under “—Dividends and Distributions.”
On November 4, 2020, we paid approximately $138.0 million to resolve U.S. v. Oz Africa Management GP, LLC, Cr. No. 16-515 (NGG) (EDNY), as described in Note 18 to our consolidated financial statements included in this quarterly report.
Upon closing of the 2020 Credit Agreement, which we expect to occur in the near future, we will repay the Debt Securities and 2018 Term Loan and redeem the 2019 Preferred Units in full, using proceeds from the 2020 Term Loan and cash on hand.
We generally rely on management fees to cover our “fixed” operating expenses, which we define as salaries, benefits, a minimum discretionary bonus and general, administrative and other expenses incurred in the ordinary course of business. Net capital outflows from our multi-strategy funds over the last several years have resulted in lower management fees during that time. While outflows have stabilized over the last couple of quarters and we continuously make every effort to scale our operations so that management fees are sufficient to cover our fixed operating expenses, our management fees may not always cover these expenses. Additionally, the global economic downturn due to the ongoing COVID-19 pandemic has increased the risk that our management fees may decline if net outflows increase or as a result of performance-related depreciation due to the pandemic or other reasons. No assurances can be given that our management fees will be sufficient to cover our fixed operating expenses in future periods.
To the extent our management fees do not cover our fixed operating expenses, we intend to rely on cash on hand and incentive income to cover any shortfall, as well as to fund any other liabilities. We cannot predict the amount of incentive income, if any, that we may earn in any given year. Total annual revenues, which are heavily influenced by the amount of incentive income we earn, historically have been sufficient to fund both our fixed operating expenses and all of our other working capital needs, including annual discretionary cash bonuses. These cash bonuses, which historically have comprised our largest cash operating expense, are variable such that in any year where total annual revenues are greater or less than the prior year, cash bonuses may be adjusted accordingly. Our ability to scale our largest cash operating expense to our total annual revenues helps us manage our cash flow and liquidity position from year to year.
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
On July 27, 2017, the UK Financial Conduct Authority announced that it would phase out LIBOR as a benchmark by the end of 2021. To address a potential transition away from LIBOR, the Debt Securities, 2018 Term Loan and 2020 Credit Agreement each provides for an agreed upon methodology to calculate the new floating rate reference plus new applicable spreads. In the first quarter of 2020, we formed an internal LIBOR transition working group to help effectuate an orderly transition from LIBOR. Our senior management has oversight of these transition efforts, and periodic updates are provided to the Audit Committee of our Board of Directors. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions” in our Annual Report for additional information.
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
To maintain maximum flexibility to meet demands and opportunities both in the short and long term, and subject to existing contractual arrangements, we may want to use cash on hand, issue additional equity or borrow additional funds to:
•Support the future growth in our business.
•Create new or enhance existing products and investment platforms.
•Repay amounts due under our debt obligations, and repurchase agreements, as well as the 2019 Preferred Units.

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
As discussed in Notes 8 and 10, in the near future, we will repay the 2018 Term Loan and Debt Securities and redeem the 2019 Preferred Units in full in connection with the closing of the 2020 Credit Agreement. See Note 8 for details regarding the 2020 Credit Agreement, including certain financial maintenance covenants included in the arrangement.
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
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”). As of September 30, 2020, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Sculptor Operating Group assets, we expected to pay our executive managing directors and the Ziffs approximately $187.5 million. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. See Note 18 to our consolidated financial statements for additional details.
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

As agreed to as part of the Recapitalization, during the Distribution Holiday, pursuant to the Cash Sweep, we expect to pay dividends on our Class A Shares annually in an aggregate amount equal to not less than 20% or greater than 30% of our annual Economic Income less an estimate of payments under the tax receivable agreement, Preferred Units distributions (whether paid or deferred) and income taxes related to the earnings for the periods; provided, that, if the minimum amount of dividends eligible to be made hereunder would be $1.00 or less per Class A Share, then up to $1.00 per Class A Share (subject to appropriate adjustment in the event of any equity dividend, equity split, combination or other similar recapitalization with respect to the Class A Shares). As a result of our Economic Income for the first three quarters of 2020, less an estimate for payments under the tax receivable agreement, accrued Preferred Units distributions and income taxes, we did not declare a dividend in respect of the first three quarters of 2020. Dividends are generally declared and paid in the quarter following the quarter to which they relate. For example, the dividend paid on March 3, 2020, was in respect of earnings for the fourth quarter of 2019.
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
Additionally, RSUs outstanding accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs, which accrue additional dividend equivalents. The dividend equivalents will only be paid if the related RSUs vest and will be settled at the same time as the underlying RSUs. Our Board has the right to determine whether the RSUs and any related dividend equivalents will be settled in Class A Shares or in cash. We currently withhold shares to satisfy the tax withholding obligations related to vested RSUs and dividend equivalents held by our employees, which results in the use of cash from operations or borrowings to satisfy these tax-withholding payments.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the nine months ended September 30, 2020 and 2019 was $112.1 million and $187.0 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments in CLO’s, less cash used for operating expenses, including interest paid on our debt obligations. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate.
Net cash flows from operating activities for the nine months ended September 30, 2020 decreased from the prior year period driven by investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders. As we deconsolidated certain of our funds in the third quarter 2019, we do not expect significant cash flows in the future from consolidated funds. This decrease was partially offset by higher year-end incentive income earned in 2019, a large portion of which was collected in the beginning of 2020, as compared to year-end incentive income earned in 2018, a large portion of which was collected in the beginning of 2019. The increases in operating cash flows were partially offset by higher discretionary bonuses in 2019, which were paid in the first quarter of 2020, as compared to discretionary bonuses in 2018, which were paid in the first quarter of 2019. Additionally, in the current year period as compared to the prior year period, we collected less incentive income from our real estate funds.
Investing Activities. Net cash from investing activities for the nine months ended September 30, 2020 and 2019 was $(20.1) million, and $(108.7) million, respectively. Investing cash outflows in 2020 primarily related to purchases of U.S. government obligations and investments made in our funds, partially offset by maturities and sales of U.S. government obligations. Investing cash outflows in 2019 primarily related to purchases of U.S. government obligations and investments in our funds, partially offset by return of investments of U.S. government obligations and investments in funds.
Financing Activities. Net cash from financing activities for the nine months ended September 30, 2020 and 2019 was $(43.6) million, and $(270.4) million, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and proceeds from repurchase agreements used to finance risk retention investments in our European CLOs. Contributions from noncontrolling interests, which primarily relate to fund investor contributions into the consolidated funds (prior to the deconsolidation of certain of our funds in the third quarter of 2019), and distributions to noncontrolling interests, which primarily relate to fund investor redemptions from the consolidated funds (prior to the deconsolidation of certain of our funds in the third quarter of 2019) and distributions to our executive managing directors on their Group A Units (prior to the Distribution Holiday), are also included in net cash from financing activities.
As we deconsolidated certain of our funds in the third quarter 2019, we do not expect significant cash flows in the future from consolidated funds.
In the nine months ended September 30, 2020, we repaid $36.5 million of the 2018 Term Loan. In the nine months ended September 30, 2019, we repaid $150.0 million of the 2018 Term Loan and $37.8 million of CLO Investment Loans and we entered into repurchase agreements to finance risk retention investments in our European CLOs.

We paid dividends of $11.6 million to our Class A Shareholders in the nine months ended September 30, 2020, compared to dividends of $19.0 million to our Class A Shareholders in the nine months ended September 30, 2019. In 2020, the only dividend paid was in respect of the fourth quarter of 2019, which was paid on March 3, 2020. No dividends were declared in respect of the first three quarters of 2020. No distributions were made to our executive managing directors in the nine months ended September 30, 2020 or the nine months ended September 30, 2019, as a result of the Distribution Holiday.
Contractual Obligations
The table below summarizes our contractual cash obligations as of September 30, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table does not reflect the payoff of our 2018 Term Loan and Debt Securities or the $320.0 million borrowing under our 2020 Term Loan, each of which, we expect will occur in the near future, in connection with the closing of the 2020 Credit Agreement. See Note 8 for additional information.

	October 1, 2020-December 31, 2020	2021-2022	2023-2024	Thereafter	Total

	(dollars in thousands)
Long-term debt(1)	$—	$47,060	$107,620	$119,035	$273,715
Estimated interest on long-term debt(2)	2,902	22,334	14,666	6,998	46,900
Securities sold under agreements to repurchase(3)	—	—	—	101,892	101,892
Operating leases(4)	5,635	40,859	34,478	82,234	163,206
Tax receivable agreement(5)	11,805	39,494	89,091	47,071	187,461
Unrecognized tax benefits(6)	—	—	—	—	—
Incentive income subject to clawback(7)	—	—	—	—	—
Total Contractual Obligations	$20,342	$149,747	$245,855	$357,230	$773,174
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
(2)Represents expected future interest payments on long-term debt based on the LIBOR and EURIBOR rates that were in effect as of September 30, 2020.
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
(7)As of September 30, 2020, we had incentive income collected from certain of our funds that is subject to clawback in the event of future losses in the respective fund. We are not currently able to make a reasonable estimate of the timing of payments, if any, as the payments are contingent on future realizations of investments in the respective fund, the timing of which is uncertain.
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
As of September 30, 2020, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 31% within Level I; approximately 52% within Level II; and approximately 17% within Level III. As of December 31, 2019, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 30% within Level I; approximately 51% within Level II; and approximately 19% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
The Internal Audit Group employs a risk-based program of audit coverage that is designed to provide an assessment of the design and effectiveness of controls over our operations, regulatory compliance, valuation of financial instruments and reporting. Additionally, the Internal Audit Group meets periodically with management and the Audit Committee of our Board to evaluate and provide guidance on the existing risk framework and control environment assessments.
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
Sculptor Corp generated taxable income of $58.2 million for the nine months ended September 30, 2020, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.0 billion over the remaining 3-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available for expiring losses, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize the deferred income tax assets.
To generate $1.0 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $35.8 billion as of October 1, 2020, we would need to generate a minimum compound annual growth rate in assets under management of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimates, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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

As of September 30, 2020, we had $243.1 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $120.8 million of net operating losses available to be carried forward without expiration. Additionally, $165.0 million of net operating losses are available to offset future taxable income for state income tax purposes and $161.2 million for local income tax purposes that will expire between 2035 and 2040.
Based on the analysis set forth above, as of September 30, 2020, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $11.1 million has been established for these items.
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
No changes to GAAP that went into effect during the nine months ended September 30, 2020, are expected to substantively impact our future trends.
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

Economic Income Reconciliations
The tables below present the reconciliations of total Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A:

	Three Months Ended September 30,
	2020	2019

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$8,017	$(25,140)
Change in redemption value of Preferred Units	2,285	—
Net Income (Loss) Allocated to Sculptor Capital Management, Inc.—GAAP	10,302	(25,140)
Net income (loss) allocated to Group A Units	4,494	(11,625)
Equity-based compensation, net of RSUs settled in cash	17,972	31,952
Adjustment to recognize deferred cash compensation in the period of grant	4,996	2,264
Recapitalization-related non-cash interest expense accretion	831	4,249
Income taxes	9,397	(1,446)
Net losses on early retirement of debt	—	218
Net (gains) losses on investments	(8,158)	2,169
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	724	(2,055)
Depreciation, amortization and net gains and losses on fixed assets	1,442	2,166
Other adjustments	428	179
Economic Income—Non-GAAP	$42,428	$2,931

	Nine Months Ended September 30,
	2020	2019

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders—GAAP	$(45,489)	$3,318
Change in redemption value of Preferred Units	5,598	(44,364)
Net Loss Allocated to Sculptor Capital Management, Inc.—GAAP	(39,891)	(41,046)
Net loss allocated to Group A Units	(62,973)	(27,142)
Equity-based compensation, net of RSUs settled in cash	60,011	106,270
Adjustment to recognize deferred cash compensation in the period of grant	13,109	6,849
Recapitalization-related non-cash interest expense accretion	3,482	10,664
Income taxes	(17,971)	12,074
Net losses on early retirement of debt	693	6,271
Net gains on investments	(3,266)	(3,668)
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	2,241	1,604
Changes in tax receivable agreement liability	(278)	(5,362)
Depreciation, amortization and net gains and losses on fixed assets	5,379	6,941
Other adjustments	(50)	(335)
Economic Income—Non-GAAP	$(39,514)	$73,120
Economic Income Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)

Management fees—GAAP	$68,053	$62,956	$195,389	$187,979
Adjustment to management fees(1)	(4,576)	(3,793)	(15,618)	(11,166)
Management Fees—Economic Income Basis—Non-GAAP	63,477	59,163	179,771	176,813

Incentive income—Economic Income Basis—GAAP	41,525	30,423	89,085	118,378
Adjustment to incentive income(2)	23	259	36	259
Incentive Income—Economic Income Basis—Non-GAAP	41,548	30,682	89,121	118,637

Other Revenues—Economic Income Basis—GAAP and Non-GAAP	2,316	3,646	7,693	12,458
Total Revenues—Economic Income Basis—Non-GAAP	$107,341	$93,491	$276,585	$307,908
_______________
(1)Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.
(2)Adjustment to exclude the impact of eliminations related to the consolidated funds.

Economic Income Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)

Compensation and benefits—GAAP	$65,030	$78,343	$197,739	$244,767
Adjustment to compensation and benefits(1)	(23,692)	(32,162)	(75,361)	(114,724)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$41,338	$46,181	$122,378	$130,043

Interest expense—GAAP	$4,488	$6,323	$14,944	$19,054
Adjustment to interest expense(2)	(831)	(4,249)	(3,482)	(10,664)
Interest Expense—Economic Income Basis—Non-GAAP	$3,657	$2,074	$11,462	$8,390

General, administrative and other expenses—GAAP	$26,465	$48,272	$203,786	$114,487
Adjustment to general, administrative and other expenses(3)	(6,548)	(5,964)	(21,527)	(18,127)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$19,917	$42,308	$182,259	$96,360
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
Changes in Fair Value
Fair value of the financial assets and liabilities of the funds may fluctuate in response to changes in the value of investments, foreign currency exchange rates, commodity prices and interest rates. The fair value changes in the assets and liabilities of the funds may affect the amount of our assets under management and may impact the amount of management fees and incentive income we may earn from the funds.
The amount of our assets under management in our multi-strategy and opportunistic credit funds is generally based on net asset value (plus unfunded commitments in certain cases). A 10% change in the fair value of the net assets held by our funds as of September 30, 2020 and December 31, 2019, would have resulted in a change of approximately $1.5 billion and $1.4 billion, respectively, in assets under management. Assets under management for our real estate funds and securitization vehicles are not based on net asset value.

Impact on Management Fees
Management fees for our multi-strategy and opportunistic credit funds are generally based on the net asset value of those funds. Accordingly, management fees will generally change in proportion to changes in the fair value of investments held by these funds. Management fees for our real estate funds and securitization vehicles are not based on net asset value; therefore, management fees are not directly impacted by changes in the fair value of investments held by those funds.
A 10% change in the fair value of the net assets held by our funds as of October 1, 2020 (the date management fees are calculated for the fourth quarter of 2020) would have impacted management fees calculated on that day by approximately $4.3 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2020, would have impacted management fees charged on that day by approximately $3.6 million.
Impact on Incentive Income
Incentive income for our funds is generally based on a percentage of profits generated by our funds over a commitment period, which is impacted by global market conditions and other factors. Major factors that influence the degree of impact include how the investments held by our funds are impacted by changes in the market and the extent to which any hurdle rates or high-water marks impact our ability to earn incentive income. Consequently, incentive income cannot be readily predicted or estimated.
A 10% change in the fair value of the net assets held by our funds as of the end of any year could significantly affect our incentive income. We do not earn incentive income on unrealized gains attributable to Special Investments and certain other investments, and therefore a change in the fair value of those investments would have no effect on incentive income until such investments are sold or otherwise realized.
Exchange Rate Risk
We hold certain cash, as well as risk retention investments in our European CLOs and related financing (CLO Investments Loans and repurchase agreements) denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of September 30, 2020 and December 31, 2019, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which we have exposure to exchange rates would not have a material direct impact on our revenues, net income attributable to Class A Shareholders or Economic Income.
Interest Rate Risk
Borrowings under the Debt Securities and 2018 Term Loan, and our investments in CLOs accrue interest at variable rates. We estimate that at as of September 30, 2020 and December 31, 2019, a 100-basis point increase or decrease in variable rates would not have a material direct impact on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the third quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The global economic downturn related to the COVID-19 pandemic has adversely impacted the amount of our assets under management and may cause us to recognize lower management fees and incentive income in 2020 and may continue to adversely impact our revenues in the near term. The degree to which COVID-19 may continue to impact our business, results of operations, financial condition and liquidity will depend on future developments, which are highly uncertain, difficult to predict and outside of our control, including the continued global spread of COVID-19, the severity and the duration of the pandemic, further actions that may be taken by governmental authorities, businesses or individuals and how quickly and to what extent normal economic and operating conditions can resume. Risks that could be brought by the continuation of the COVID-19 pandemic include, but are not limited to, dislocations in market prices for investments in our funds, substantial market uncertainty which could lead to a decline in assets under management and other negative effects that could flow from an overall economic downturn. As a result, the further impact on our business, results of operations, financial condition and liquidity cannot be reasonably estimated at this time, but the impact could be significant.
In addition, in the first quarter of 2020, we experienced significant unrealized losses on our risk retention investments held in certain of the CLOs that we manage as a result of the market and economic impacts of the ongoing COVID-19 pandemic, and as of September 30, 2020, those unrealized losses had been recovered due to improved market conditions. Although this has not had a material impact on the interest income generated from our CLO investments to date, it has reduced the fair value of our investments and may have a material impact on the amount of interest income we may earn from these investments in the future. Furthermore, because of ratings downgrades and defaults on certain of the collateral held by our CLOs, some of those CLOs failed to satisfy one or more overcollateralization tests, and as a result, we have stopped recognizing management fees for these CLOs until the collateral tests are remedied and such fees are paid. We recovered a portion of those management fees in the third quarter. In the event the persistent market conditions do not sufficiently recover over the life cycle of these impacted CLOs, management fees from our securitization vehicles will continue to deteriorate. To the extent the overcollateralization tests in our CLOs have not been resolved, the amount of management fees for which collection and revenue recognition has been deferred would continue to increase, which may negatively impact the amounts we recognize as revenue in future periods.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Amendment to Deferred Prosecution Agreement
On November 3, 2020, the Department of Justice (the “DOJ”) and U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) agreed with the Company to terminate the Deferred Prosecution Agreement (the “DPA”) between the Company, the DOJ and the USAO upon (i) the U.S. District Court for the Eastern District of New York (the “Court”) entering its final judgment stating the sentence in the matter of U.S. v. Oz Africa Management GP, LLC, Cr. No. 16-515 (NGG) (EDNY), (ii) Oz Africa Management GP, LLC paying full restitution as ordered by the Court and (iii) the monetary penalty the Company paid under the DPA in 2016 being released from a DOJ suspense account to the United States Treasury, which will be within 10 days after the final judgment. The foregoing description of the Second Amendment to the DPA (the “Amendment”) between the Company, the DOJ and the USAO does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is attached hereto as Exhibit 10.3 and which is incorporated herein by reference.
Resignation of Chief Financial Officer
On November 3, 2020, Thomas Sipp informed the Company of his decision to resign as the Company’s Chief Financial Officer, effective January 15, 2021. The Company expects to announce a successor Chief Financial Officer in the near future.
In connection with Mr. Sipp’s resignation, Mr. Sipp entered into partner agreements, dated November 9, 2020, between Mr. Sipp and each of the Sculptor Operating Partnerships, pursuant to which Mr. Sipp agreed to be available to assist with reasonable requests from the Company’s successor Chief Financial Officer until June 30, 2021 in order to effect the transition.
The partner agreements provide that:
•Mr. Sipp will continue to receive his annual base compensation until January 15, 2021.
•With respect to Mr. Sipp’s 2020 annual bonus, 50% of the portion of such bonus represented by DCIs and RSUs that is scheduled to vest on January 1, 2022 shall continue to vest on January 1, 2022, and the remainder of Mr. Sipp’s 2020 annual bonus represented by DCIs and RSUs shall be forfeited.

•Mr. Sipp will retain (i) 111,783 unvested RSUs awarded on May 3, 2018 (including distribution equivalent units), which shall vest on May 3, 2021; (ii) 22,263 unvested RSUs awarded on February 20, 2019 (including distribution equivalent units), which shall vest in equal installments on January 1, 2021 and January 1, 2022; (iii) 17,738 unvested RSUs awarded on January 31, 2020 (including distribution equivalent units), which shall vest in equal installments on January 1, 2021 and January 1, 2022; (iv) an unvested DCI balance of $317,525 (as of September 30, 2020) with respect to DCIs awarded on February 15, 2019, 50% of which shall vest on January 1, 2021 (based on the DCI balance at such time) and the remainder shall vest on January 1, 2022 (based on the DCI balance at such time); (v) an unvested DCI balance of $411,777 (as of September 30, 2020) with respect to DCIs awarded on February 3, 2020, 50% of which shall vest on January 1, 2021 (based on the DCI balance at such time) and the remainder shall vest on January 1, 2022 (based on the DCI balance at such time); and (vi) 83,334 Group E-1 Units granted on February 7, 2019, which shall vest on December 31, 2020.
•Mr. Sipp will forfeit (i) 8,868 unvested RSUs awarded on January 31, 2020 (including distribution equivalent units), which would have vested on January 1, 2023; (ii) an unvested DCI balance of $205,888 DCIs (as of September 30, 2020) awarded on February 3, 2020, which would have vested on January 1, 2023 (based on the DCI balance at such time); and (iii) 166,666 Group E-1 Units awarded on February 7, 2019, which would have vested in equal installments on December 31, 2021 and December 31, 2022.

Item 6. Exhibits

Exhibit No.	Description

10.1
Credit and Guaranty Agreement, dated as of September 25, 2020, among Sculptor Capital LP, as borrower, Sculptor Capital Advisors LP, Sculptor Capital Advisors II LP and the other guarantors party thereto from time to time, the lenders party thereto from time to time and Delaware Life Insurance Company, as administrative agent, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 25, 2020.

10.2
Settlement Agreement and Full and Final Release of All Claims, dated September 17, 2020, by and among OZ Africa Management GP, LLC and certain former shareholders of Africa Resources Ltd., incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 23, 2020.

10.3*
Second Amendment to the Deferred Prosecution Agreement, dated as of November 3, 2020, by and among Sculptor Capital Management, Inc., the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of New York.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the three months ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2020

SCULPTOR CAPITAL MANAGEMENT, INC.

By:	/s/ Thomas M. Sipp
Thomas M. Sipp
Chief Financial Officer and Executive Managing Director