Form 10-K
period 2020-12-31
Sculptor Capital Management, Inc.
filed 2021-02-23
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was approximately $268.3 million. As of February 17, 2021, there were 23,814,996 Class A Shares and 32,824,537 Class B Shares outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement for the 2021 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant's definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Institutional Credit Strategies
Our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs, aircraft securitization vehicles, collateralized bond obligations, and other customized solutions

IPO	Our initial public offering of 3.6 million Class A Shares that occurred in November 2007

NYSE	New York Stock Exchange

Partner Equity Units	Refers collectively to the Group A Units, Group E Units and Group P Units

Preferred Units	One Class A cumulative preferred unit in each of the Sculptor Operating Partnerships collectively represents one “Preferred Unit.” Certain of our executive managing directors collectively owned 100% of the Preferred Units. Preferred Units issued in 2016 and 2017 are, collectively, referred to as “2016 Preferred Units.” Preferred Units issued in 2019 are referred to as “2019 Preferred Units.” We redeemed in full the Preferred Units in the fourth quarter of 2020.

PSUs	Class A performance-based RSUs

Recapitalization	Refers to the recapitalization of our business that occurred in February 2019. As part of the Recapitalization, a portion of the interests held by our active and former executive managing directors were reallocated to existing members of senior management. In addition, we restructured the previously outstanding senior debt and Preferred Units

Registrant	Sculptor Capital Management, Inc., a Delaware corporation

RSUs	Class A restricted share units

Sculptor Corp	Sculptor Capital Holding Corporation, a Delaware corporation

Sculptor Operating Group	Refers collectively to the Sculptor Operating Partnerships and their consolidated subsidiaries

Sculptor Operating Group Units	Refers collectively to Sculptor Operating Group A, B, D, E, and P Units

Sculptor Operating Partnerships	Refers collectively to Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Special Investments	Investments that we, as investment manager, believe lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance

Available Information
We file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. We make available free of charge on our website (www.sculptor.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also use our website to distribute company information, including assets under management by investment strategy, and such information may be deemed material. Accordingly, investors should monitor our website, in addition to our press releases, SEC filings and public conference calls and webcast. The contents of our website are not, however, a part of this report.
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
We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions, including the impact of public health crises, such as the ongoing COVID-19 pandemic; United States (“U.S.”) and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy; the outcome of third-party litigation involving us; the consequences of the Foreign Corrupt Practices Act settlements with the SEC and the U.S. Department of Justice (the “DOJ”) and any claims arising therefrom; whether the Company realizes all or any of the anticipated benefits from the Recapitalization and other related transactions; whether the Recapitalization and other related transactions result in any increased or unforeseen costs, indemnification obligations or have an impact on our ability to retain or compete for professional talent or investor capital; conditions impacting the alternative asset management industry; our ability to retain existing investor capital; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our active executive managing directors, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; the anticipated benefits of changing the Registrant’s tax classification from a partnership to a corporation and subsequently converting from a limited liability company to a corporation; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.

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

Risk Factors Summary
The following is a summary of the risks and uncertainties that could adversely affect our business and financial condition and should be read in conjunction with the complete discussion of risk factors set forth in “Item 1A. Risk Factors.”
Risks Related to Our Business
•Difficult global market, economic or geopolitical conditions may materially adversely affect our business and cause significant volatility in equity and debt prices, interest rates, exchange rates, commodity prices and credit spreads.
•The United Kingdom’s withdrawal from the European Union may adversely affect our business.
•The uncertainty surrounding the ongoing COVID-19 pandemic, including the length and severity of its impact on global economic activity may adversely affect our business.
•Poor investment performance of, or lack of capital flows into, the funds we manage could have a materially adverse impact on our revenues.
•Investors in our funds have the right to redeem their investments in our funds on a regular basis and could redeem a significant amount of assets under management during any given quarterly period.
•Our business may be materially adversely impacted by the highly variable nature of our revenues, results of operations and cash flows.
•Competitive pressures in the asset management business could materially adversely affect our business.
•Our indebtedness may restrict our current and future operations.
•Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions.
•Our business and financial condition may be materially adversely impacted by the loss of any of our key executive managing directors, particularly certain members of our Partner Management Committee.
•Our ability to retain and attract executive managing directors, managing directors and other investment professionals is critical to the success and growth of our business.
•We have experienced and may again experience periods of rapid growth and significant declines in assets under management, which place significant demands on our legal, compliance, accounting, risk management, administrative and operational resources.
•We are highly dependent on information systems and other technology, including those used or maintained by third parties with which we do business. Any failure or breach in any such systems or infrastructure (including from a cyberattack) could materially impair our business, financial condition or results of operations.
•Private litigation could result in significant legal and other liabilities and reputational harm.
•Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties.
•The FCPA settlements could have a material adverse effect on our ability to raise capital for our funds.
•Increased regulatory focus in the U.S. could result in additional burdens on our business.
•Risk retention regulations could adversely affect our business.
•A downturn in the global credit markets could adversely affect our CLO investments.
•Increasing ESG-related requirements and expectations could adversely affect our business.
•Regulatory changes in jurisdictions outside the U.S. could adversely affect our business.
•Third-party investors in our funds could exercise their right to remove us as investment manager or general partner of our funds.
•Our failure to deal appropriately with conflicts of interest could damage our reputation.
•Misconduct by our executive managing directors, employees or agents could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
Risks Related to Our Funds
•Difficult market conditions can adversely affect our funds.
•The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or any future funds we may raise.
•We are subject to counterparty default risks.
•Poor performance of our funds would cause a decline in our revenues, results of operations and cash flows and could materially adversely affect our ability to retain capital or attract additional capital.
•Our funds may determine to use leverage in investments, which could materially adversely affect our ability to achieve positive rates of return on those investments.
•The due diligence process that we undertake in connection with investments by our funds may not reveal all facts that may be relevant in connection with making an investment.
•Our funds may invest in relatively high-risk, illiquid assets, including structured products, and may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal investments.
•Valuation methodologies for certain assets in our funds are subject to significant subjectivity and the values established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.
•Our funds make investments in companies that we do not control, exposing us to the risk of decisions made by others with whom we may not agree.
•Our funds make investments in companies that are based outside of the U.S.
•Tariffs, sanctions and other restrictions imposed by the U.S. government and potential for further regulatory reform, may create regulatory uncertainty and adversely affect our investment strategies and profitability of our funds.
•Risk management activities may materially adversely affect the return on our funds’ investments.
•If our risk management processes and systems are ineffective, we may be exposed to material unanticipated losses.
Risks Related to Our Organization and Structure
•Our current and former executive managing directors’ total combined voting power could influence major corporate decisions that could conflict with the interests of our Class A Shareholders.
•Our Certificate of Incorporation and By-Laws contain provisions limiting the liability of our officers and directors to us.
•Because our executive managing directors hold their economic interest in our business directly in the Sculptor Operating Group, conflicts of interest may arise between them and holders of our Class A Shares.
•Our ability to pay regular quarterly distributions to Class A Shareholders may be limited by our structure.
•The declaration and payment of any future distributions will be at the sole discretion of our Board of Directors.
•We will be required to pay amounts under our tax receivable agreement.
•If we are deemed an investment company under the 1940 Act it would have a material adverse impact on our business.
Risks Related to Our Shares
•The market price and trading volume of our Class A Shares has been and may continue to be highly volatile.
•The price of our Class A Shares may decline due to the large number of shares eligible for future sale and for exchange into Class A Shares.
•Our current and former executive managing directors’ beneficial ownership of Class B Shares, the tax receivable agreement and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.
Risks Related to Taxation
•Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available.
•U.S. federal income tax reform could have uncertain effects.
•Our structure is subject to other potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
•Tax gain or loss on disposition of our Class A Shares could be more or less than expected.
•New rules regarding U.S. federal income tax liability arising from IRS audits of partnerships could adversely affect shareholders.
•Our ability to use net operating loss carryforwards to offset future taxable income may be subject to limitations.

PART I
Item 1. Business
Business Description
Sculptor Capital is a leading global institutional alternative asset manager, with approximately $36.4 billion in assets under management as of February 1, 2021. We provide asset management services through our funds, which pursue a broad range of global investment opportunities, and by developing new, carefully considered investment products. We also offer customized solutions within and across our product platforms to help our fund investors meet their investment objectives. Our funds invest across numerous asset classes and geographies, with a breadth we believe is offered by few alternative asset management firms.
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
Multi-Strategy - Our multi-strategy funds invest globally in high-conviction investment ideas across asset classes, regions, and investment strategies with a primary focus on idiosyncratic opportunities where return drivers are less sensitive to the direction of broader financial markets. Through detailed fundamental analysis and due diligence, we aim to identify investment opportunities where intermediate or long-term value is obscured by attributes such as complexity, corporate events, technical dislocations, or market misunderstandings. Our multi-strategy funds allocate capital across strategies and geographies opportunistically based on market conditions, with no predetermined capital allocations by strategy or asset class. Our investment strategies include Fundamental Equities, Merger Arbitrage, Corporate Credit, Structured Credit and Convertible & Derivative Arbitrage.
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

Overview of Our Funds
Multi-Strategy
As of December 31, 2020, assets under management in our multi-strategy funds totaled approximately $10.5 billion, or 29% of our total assets under management. These funds seek to consistently generate strong risk-adjusted returns across market cycles while protecting investor capital. We aim to achieve these objectives by investing in high-conviction investment ideas across asset classes, regions and strategies, with a primary focus on opportunities where return drivers are less sensitive to market direction. Sculptor’s investment process combines expert bottom-up fundamental analysis, a dynamic approach to portfolio construction, and a sophisticated and fully integrated risk management effort. The primary investment strategies we employ in our multi-strategy funds include the following:
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
The Sculptor Master Fund, our global multi-strategy fund, opportunistically allocates capital to investments in North America, Europe and Asia, with flexibility to cast a wide net and source attractive investments. The key limitations we consider when selecting and sizing investments are related to our fundamental and quantitative view on the risk/reward, liquidity and availability of the specific investment under evaluation. Sculptor Master Fund generally employs every strategy and geography in which our funds invest and constituted approximately 26% of our assets under management as of December 31, 2020. The investment performance for our other funds may vary from those of the Sculptor Master Fund, and that variance may be material.

The table below sets forth, as of December 31, 2020, the net annualized return, volatility and Sharpe Ratio of the Sculptor Multi-Strategy Composite (as defined below), the MSCI World Index and the HFRI Fund Weighted Composite Index. This table is provided for illustrative purposes only. The performance reflected in the table below is not necessarily indicative of the future results of the Sculptor Master Fund. There can be no assurance that any fund will achieve comparable results. An investment in our Class A Shares is not an investment in any of our funds. See “Item 1A. Risk Factors—Risks Related to Our Business—An investment in our Class A Shares is not an alternative to an investment in any of our funds, and the returns of our funds should not be considered as indicative of any returns expected on our Class A Shares, although poor investment performance of, or lack of capital flows into, the funds we manage could have a materially adverse impact on our revenues and, therefore, the returns on our Class A Shares.”
Past performance is no indication or guarantee of future results.

Net Annualized Return through December 31, 2020	1 Year	3 Years	5 Years	Since Sculptor Master Fund Inception (January 1, 1998)	Since Sculptor Multi-Strategy Composite Inception (April 1, 1994)
Sculptor Multi-Strategy Composite(1)	19.5%	10.8%	9.5%	9.2%	11.7%
MSCI World Index(2)	14.1%	10.8%	12.2%	6.8%	8.1%
HFRI Fund Weighted Composite Index(2)	11.7%	5.6%	6.1%	6.4%	7.8%

Volatility - Standard Deviation (Annualized)(3)
Sculptor Multi-Strategy Composite(1)	13.5%	9.6%	7.9%	5.9%	6.1%
MSCI World Index(2)	25.0%	17.5%	14.3%	14.5%	14.1%
HFRI Fund Weighted Composite Index(2)	13.9%	9.0%	7.2%	7.0%	6.9%

Sharpe Ratio(4)
Sculptor Multi-Strategy Composite(1)	1.41	0.96	1.04	1.19	1.49
MSCI World Index(2)	0.54	0.52	0.76	0.32	0.38
HFRI Fund Weighted Composite Index(2)	0.81	0.44	0.67	0.60	0.74
_______________
(1)The returns shown represent the composite performance of all feeder funds that comprise the Sculptor Master Fund since the inception of the Sculptor Master Fund on January 1, 1998, and are calculated using the total return of all feeder funds net of all fees and expenses and include the reinvestment of all dividends and other income. Since our inception on April 1, 1994 through December 31, 1997, we managed other accounts in a substantially similar manner to the Sculptor Master Fund, and in accordance with our same multi-strategy mandate that was not subject to portfolio investment restrictions or other factors that limited our investment discretion (the “Multi-Strategy Accounts”). The presentation of historical performance information in this table includes the performance of the Multi-Strategy Accounts for those periods prior to January 1, 1998. Performance is calculated using the total return of all such Multi-Strategy Accounts net of all investment fees and expenses of such accounts and include the reinvestment of all dividends and other income. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the Multi-Strategy Accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies we followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion and has varied materially since inception and is expected to vary materially in the future. We refer collectively to the combined returns of the Sculptor Master Fund and Multi-Strategy Accounts as the “Sculptor Multi-Strategy Composite.” We believe that the inclusion of the historical performance of the Multi-Strategy Accounts provides a more complete representation of our historical multi-strategy performance. The returns exclude realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. dollar. The returns for the Sculptor Multi-Strategy Composite exclude Special Investments. Special Investments in the Sculptor Master Fund are held by investors representing a small percentage of assets under management in the fund. Inclusive of these Special Investments, the net returns of the Sculptor Multi-Strategy Composite were 18.6%, 10.1%, and 8.9% for the trailing one, three, and five year periods, respectively; and 9.0% since the Sculptor Master Fund inception, and 11.6% since the Sculptor Multi-Strategy Composite inception.
(2)These comparisons show the returns of the MSCI World Index (GDDLWI) and the HFRI Fund Weighted Composite Index (HFRIFWI) (collectively, the “Broader Market Indices”) against the Sculptor Multi-Strategy Composite. These comparisons are intended solely for illustrative purposes to show a historical comparison of the Sculptor Multi-Strategy Composite to the broader equity markets, as represented by the Broader Market Indices, and should not be considered as an indication of how the Sculptor Master Fund or the feeder funds will perform relative to the Broader Market Indices in the future. The Broader Market Indices are not performance benchmarks of the Sculptor Master Fund or the feeder funds. Neither the Sculptor Master Fund nor the feeder funds are managed to correlate in any way with the returns or composition of the Broader Market Indices, which are unmanaged. It is not possible to invest in an unmanaged index. You should not assume that there is any material overlap between the securities underlying the Sculptor Multi-Strategy Composite and those that comprise the Broader Market Indices. The MSCI World Index is a free float-adjusted market capitalization weighted index owned and maintained by MSCI Inc. that is designed to measure the equity market performance of developed markets. The HFRI Fund Weighted Composite Index is a global equal-weighted index of over 2,000 single-manager funds that report to the HFR Database. Constituent funds report monthly, net of all fees, performance in U.S. dollar and have a minimum of $50.0 million under management or a twelve (12) month track record of active performance. The HFRI Fund Weighted Composite Index does not include Funds of Hedge Funds. Returns of the Broader Market Indices have not been reduced by fees and expenses associated with investing in securities and include the reinvestment of dividends.
(3)Standard Deviation is a statistical measure of volatility that measures the fluctuation of the monthly rates of return against the average return.
(4)Sharpe Ratio represents a measure of the risk-adjusted return of the composite returns, or benchmark returns, as applicable. The Sharpe Ratio is calculated by subtracting the risk-free rate from the composite returns, or benchmark returns, as applicable, and dividing that amount by the standard deviation of the applicable returns. The risk-free rate of return used in computing the Sharpe Ratio is the one-month U.S. dollar London Interbank Offered Rate compounded monthly throughout the periods presented.
Credit
As of December 31, 2020, we managed approximately $22.0 billion of assets under management in our dedicated credit funds, or 60% of our total assets under management. Our dedicated credit funds comprise our opportunistic credit funds and Institutional Credit Strategies products.
Opportunistic Credit Funds
As of December 31, 2020, we managed approximately $6.3 billion of assets under management in our opportunistic credit funds. These products seek to generate risk-adjusted returns by capturing value in mispriced investments across disrupted, dislocated and distressed corporate, structured and private credit markets globally. As of December 31, 2020, assets under management in the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, totaled $2.5 billion. The remainder of the assets under management in our opportunistic credit products was made up of various open-end and closed-end funds, as well as customized solutions structured to meet our fund investors’ needs.
Institutional Credit Strategies
As of December 31, 2020, we managed approximately $15.7 billion of assets under management in our Institutional Credit Strategies products. Institutional Credit Strategies is our platform that invests in performing credit via leveraged loans, high yield bonds, private financing and investment-grade credit and serves clients through CLOs, CBOs, commingled products and customized solutions.
Real Estate
As of December 31, 2020, we managed approximately $4.3 billion of assets under management in our real estate funds, or 12% of our total assets under management. Our real estate funds employ a situation-specific, opportunistic investment strategy, combined with a disciplined risk assessment process. These funds seek to diversify investments across geography, asset types and transaction structures to actively balance the portfolios within each of the funds.
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
Investments by our executive managing directors and employees collectively comprised approximately 4% of our total assets under management as of January 1, 2021. The single largest unaffiliated investor in our funds accounted for approximately 16% of our total assets under management as of January 1, 2021, and the top five unaffiliated fund investors accounted for approximately 42%. Approximately 33% of our assets under management were from investors from outside North America as of January 1, 2021. These percentages, as well as those presented in the chart below, exclude assets under management in our securitization vehicles, which are held by various types of investors.

The following chart presents the composition of our fund investors by type across our funds as of January 1, 2021:

FUND INVESTORS BY TYPE

Corporate, Institutional and Other 25%
Private Banks 12%
Fund-of-Funds 5%
Foundations and Endowments 5%
Related Parties 4%
Family Offices and Individuals 3%
Pensions 46%

Competitive Environment
The asset management industry is intensely competitive, and we expect that it will remain so. We compete globally and regionally with other investment managers, including hedge funds, public and private investment firms, distressed debt funds, mezzanine funds and other CLO issuers, real estate development companies, business development companies, investment banks and other financial institutions worldwide. We compete for both investors in our funds and attractive investment opportunities based on a number of factors, including investment performance, brand recognition, business reputation, pricing, innovation, the quality of services we provide to the investors in our funds, the range of products we offer, and our ability to attract and retain qualified professionals in all aspects of our business while managing our operating costs. We face competitors that are larger than we are and have greater financial, technical and marketing resources. Certain of our competitors may continue to raise capital to pursue investment strategies that may be similar to ours, which may create additional competition for investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, or may have lower return thresholds, allowing them to consider a wider variety of investments and establish broader networks of business relationships. They may also be subject to different regulatory requirements, which may give them greater flexibility to pursue investment opportunities or attract new capital to their funds. For additional information regarding the competitive risks that we face, see “Item 1A. Risk Factors—Risks Related to Our Business—Competitive pressures in the asset management business could materially adversely affect our business, financial condition or results of operations”
Competitive Strengths
Sculptor Capital is built on certain distinct fundamental elements that we believe are differentiating competitive strengths. We view these elements as a crucial part of our efforts to generate attractive and consistent long-term investment performance and to retain and attract new assets under management.
•Alignment of interests. Sculptor’s structure is designed to align the interests of our executive managing directors and employees with those of investors in our funds and our Class A Shareholders. Our 22 active executive managing directors and 56 managing directors (as of December 31, 2020) have a compensation structure that focuses on both individual and firm-wide performance. This structure includes granting a portion of bonus compensation in a combination of equity and deferred cash interests that vest over time.

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
•Global presence. We are a global organization with an investment philosophy that opportunistically pursues “best ideas” investment opportunities wherever they arise. Our ability to invest worldwide allows us to evaluate the fullest range of investments by employing both on-the-ground expertise and the support of our global team and infrastructure. Our investment professionals in the U.S., Europe and Asia are seamlessly integrated with the global team and have a long history of investing on an international scale.
•Experience. Sculptor’s one-firm philosophy and collaborative investment style is enabled by the long tenure and shared experience of our investment and executive teams. We have a history of hiring highly talented employees and developing them into senior roles as managing directors and executive managing directors across the firm.
•Focus on infrastructure. Since inception, Sculptor has been highly committed to building and maintaining a robust infrastructure with an emphasis on strong financial, operational and compliance controls. As of December 31, 2020, of the firm’s 78 active executive managing directors and managing directors, 24 are dedicated to our global infrastructure, illustrating our commitment to this important part of our business. As a public company, we are required to identify and document key processes and controls, which are subject to independent review.
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
Class A Shares.    Class A Shares represent Class A common stock in Sculptor Capital Management, Inc. The holders of Class A Shares are entitled to one vote per share held of record on all matters submitted to a vote of our shareholders and, as of December 31, 2020, represent 41.1% of our total combined voting power. The holders of Class A Shares are entitled to any distribution declared by our Board of Directors, subject to any statutory or contractual restrictions on the payment of distributions and to any restrictions on the payment of distributions imposed by the terms of any outstanding preferred shares we may issue in the future. Additional Class A Shares are issuable upon exercise of warrants, as well as exchange of Partner Equity Units, subject to certain vesting and other conditions as discussed below, and upon vesting of equity awards granted under our Amended and Restated 2007 Equity Incentive Plan or 2013 Incentive Plan. The Company also has warrants outstanding to issue an additional 4,338,015 of Class A Shares, see Note 8 for additional details on warrants.
Class B Shares.    Class B Shares have no economic rights and are not publicly traded, but rather entitle the holders of record to one vote per share on all matters submitted to a vote of our shareholders and, as of December 31, 2020, the Class B Shares represent 58.9% of our total combined voting power. The Class B Shares are held solely by current and former executive managing directors and provide them with a voting interest in Sculptor Capital Management, Inc. commensurate with their economic interest in the Sculptor Operating Group in the form of Group A Units, Group A-1 Units (until a corresponding number of Group E Units have vested), Group E Units (once such Group E Units have vested) and Group P Units (assuming such Group P Units are participating). Each executive managing director holding Group A Units, Group A-1 Units (until a corresponding number of Group E Units have vested), vested Group E Units or Group P Units holds an equal number of Class B Shares. Upon an issuance of Group A Units or Group P Units to an executive managing director or the vesting of such executive managing director’s Group E Units, an equal number of Class B Shares is also issued to such executive managing director. Upon the exchange by an executive managing director of a Partner Equity Unit for a Class A Share as further discussed below, the corresponding Class B Share is canceled. Class B Shares that relate to our Group A-1 Units will be voted pro rata in accordance with the vote of the Class A Shares until a corresponding Group E Unit has vested.
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
The Sculptor Operating Group currently consists of Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP, and each of their consolidated subsidiaries (collectively, the “Sculptor Operating Partnerships” and collectively with their consolidated subsidiaries, the “Sculptor Operating Group”). Sculptor Capital Management, Inc. holds its interests in the Sculptor Operating Group indirectly through Sculptor Capital Holding Corporation (“Sculptor Corp”), a wholly owned subsidiary of Sculptor Capital Management, Inc. Sculptor Corp is the sole general partner of each of the Sculptor Operating Partnerships and, therefore, generally controls the business and affairs of such entities. The Sculptor Operating Group currently has the following units outstanding: Group A Units, Group A-1 Units, Group B Units, Group E Units and Group P Units.
The Group A Units and Group B Units have no preference or priority over other securities of the Sculptor Operating Group (other than the Group E Units and Group P Units to the extent described below) and, upon liquidation, dissolution or winding up, will be entitled to any assets remaining after payment of all debts and liabilities of the Sculptor Operating Group.
Group A Units. Our current and former executive managing directors own 100% of the Group A Units, which as of December 31, 2020, represent a 30.9% equity interest in the Sculptor Operating Group. Currently, Group A Units are exchangeable for our Class A Shares at the discretion of the Exchange Committee (which consists of the Chief Executive Officer and the Chief Financial Officer of Sculptor Capital Management, Inc.) (or the cash equivalent thereof), on a one-for-one basis, subject to vesting requirements by our executive managing directors, book-up requirements, transfer restrictions and certain exchange rate adjustments for splits, unit distributions and reclassifications. In connection with the Recapitalization, the Sculptor Operating Partnerships initiated a distribution holiday (the “Distribution Holiday”). Holders of Group A Units do not receive distributions on such units during the Distribution Holiday. Each of our executive managing directors may exchange his or her vested and booked-up Group A Units over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions (including, among other things, in connection with the Company’s insider trading policy in respect of affiliate holders and in certain circumstances where the exchange would be likely to impact the Company’s ability to use net operating losses). On the date of the Recapitalization, each Group A Unit then outstanding was recapitalized into 0.65 Group A Units and 0.35 Group A-1 Units. See Note 3 to our consolidated financial statements included in this report for additional information.
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
Group B Units. Sculptor Corp holds a general partner interest and Group B Units in each Sculptor Operating Partnership that it controls. Group B Units are issued in respect to Class A Shares and Sculptor Corp owns 100% of the Group B Units, which, as of December 31, 2020, represent a 44.1% equity interest in the Sculptor Operating Group. Except during the Distribution Holiday, the Group B Units are economically identical to the Group A Units and represent common equity interests in our business, but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.
Group E Units. Group E Units are limited partner profits interests issued to certain executive managing directors that are only entitled to future profits and gains. Each Group E Unit converts into a Group A Unit and becomes exchangeable for one Class A Share (or the cash equivalent thereof) to the extent there has been a sufficient amount of appreciation for a Group E Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group E Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent of their relative positive capital accounts (if any). One Class B Share will be issued to each holder of Group E Units upon the vesting of each such holder’s Group E Unit, at which time a corresponding number of Class B Shares held by holders of Group A-1 Units will be canceled. The general partner of the Sculptor Operating Partnerships may conditionally issue additional Group E Units to active executive managing directors, in an aggregate number not to exceed the amount described in the Sculptor Operating Partnerships’ limited partnership agreements. The Group E Units convert into Group A Units to the extent they become economically equivalent to Group A Units. As part of the Recapitalization, holders of Group E Units will not receive distributions during the Distribution Holiday. See Note 3 to our consolidated financial statements included in this report for additional information.
Group P Units. On March 1, 2017, we issued Group P Units to certain executive managing directors. Group P Units entitle holders to receive distributions of future profits of the Sculptor Operating Group, and each Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent thereof), in each case upon satisfaction of certain service and performance conditions at such time and, with respect to exchanges, to the extent there has been sufficient appreciation for a Group P Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group P Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent that certain performance conditions are met and to the extent of their relative positive capital accounts (if any). The terms of the Group P Units may be varied for certain executive managing directors. See Note 13 to our consolidated financial statements included in this report for additional information regarding the terms of the Group P Units.
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
In 2018, we began granting PSUs. A PSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board of Directors, upon completion of the requisite service period, as well as satisfying certain performance conditions based on achievement of targeted total shareholder return on Class A Shares. PSUs do not begin to accrue dividend equivalents until the requisite service period has been completed and performance conditions have been achieved. See Note 13 to our consolidated financial statements included in this report for additional information regarding RSUs and PSUs.

The diagram below depicts our organizational structure as of December 31, 2020:

Active and Former Executive Managing Directors
Public Shareholders
100% Class B Shares
* no economic rights in Sculptor Capital Management, Inc.
* 58.9% of total combined voting power in Sculptor Capital Management, Inc.
100% Class A Shares
* 100% of economic rights in Sculptor Capital Management, Inc.
* 44.1% indirect equity interest in Sculptor Operating Partnerships
* 41.1% of total combined voting power in Sculptor Capital Management, Inc.
Sculptor Capital Management, Inc. (NYSE: SCU)
100% Group A and E Units
* 55.9% of the equity interests in Sculptor Operating Partnerships
* limited partner interest
* exchangeable for Sculptor Capital Management, Inc. Class A Shares (subject to vesting, minimum retained ownership requirements and transfer restrictions)
100%
Sculptor Corp
Sole General Partner of Sculptor Operating Partnerships
100% Group B Units
* 44.1% of the equity interests in Sculptor Operating Partnerships
* limited partner interest
Sculptor Operating Partnerships
Sculptor Capital LP
Sculptor Capital Advisors LP
Sculptor Capital Advisors II LP

This diagram does not give effect to 4,338,015 Class A Shares that would be issued if all of our outstanding warrants were exercised. In addition, this diagram does not give effect to 3,527,778 RSUs that were outstanding as of December 31, 2020, which were granted to our executive managing directors, managing directors, other employees and the independent members of our Board of Directors. Also not presented in the diagram above are 3,385,000 Group P Units and 1,000,000 PSUs issued and held by our executive managing directors. The Group P Units and PSUs are not participating in the economics of Sculptor Operating Group, as the applicable Performance Conditions (as defined in Note 13 to our consolidated financial statements) have not yet been met as of December 31, 2020. Further, not presented in the diagram above are Class C Non-Equity Interests, which are non-equity interests in the Sculptor Operating Group entities held by our executive managing directors. No holder of Class C Non-Equity Interests will have any right to receive distributions on such interests. Our executive managing directors hold all of the Class C Non-Equity Interests, which may be used for discretionary income allocations, including the cash element of any discretionary annual performance awards paid to our executive managing directors. References to bonuses throughout this annual report include any Class C Non-Equity Interests distributions.
Human Capital
As of December 31, 2020, our worldwide headcount was 351, including 22 active executive managing directors and 56 managing directors, consisting of 105 investment professionals, 215 global infrastructure professionals and 31 investor relations professionals. We have built an experienced cross-functional team with a well-established presence in the United States, Europe and Asia.
Diversity, Equity and Inclusion
Sculptor is strongly committed to cultivating and growing a culture of diversity and inclusion. We believe that a breadth of backgrounds, experiences and knowledge is a competitive advantage and enhances the well-being and effectiveness of our employees. Sculptor’s diversity, equity and inclusion initiatives aim to recruit, retain, and promote diverse talent, as well as to engage and train employees with these goals in mind. We encourage employees to participate in and support one another through our affinity networks. Our current networks include affinity groups for Women, LGBTQ, Black & African American, Asian, and Hispanic & Latino employees. These groups assist in fostering diverse recruiting and retention efforts.
Recruiting and developing diverse talent is an ongoing focus for Sculptor. Sculptor targets a diverse candidate population through its recruiting efforts and partnerships with relevant organizations. Sculptor’s developmental efforts include day-to-day mentoring, training and firm-wide events. We also seek to promote diverse talent, including into senior leadership roles, wherever appropriate, which supports retention of diverse employees.
Sculptor’s annual employee performance review process is essential to establishing an equitable environment and to retaining our employees. The process ensures that employees receive detailed feedback on their performance on a formal basis at least once a year. Because compliance and ethics are a fundamental component of our firm’s culture, compliance with these key principles is part of our performance review process. Our review process also includes an evaluation of employees’ participation in promoting an inclusive firm culture. In connection with our goal to retain diverse talent and ensure an equitable environment, we regularly conduct pay equity reviews across all levels and groups within the firm.
Compensation and Benefits
We believe that equitable compensation and incentive programs are critical to hiring and retaining highly qualified people. We seek to provide a pay and benefits package that is competitive within the local marketplace for our industry to reward and retain our employees and attract new talent.
Our annual discretionary performance-based cash bonus program is a significant component of our compensation program and rewards employees based in part on firm performance which directly aligns our employees with our financial performance and strategic goals. To further align the interests of our employees and to cultivate a strong sense of ownership and commitment to our firm, certain employees are also eligible to receive awards of restricted stock units or participate in our other long-term incentive programs.

Additionally, we provide our employees with a comprehensive benefits package which includes, among other benefits, support and coverage for physical and mental wellness. These offerings are consistent with our commitment to the health, safety and well-being of our employees.
Regulatory Matters
Our business is subject to extensive regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Since 1999, we have been registered with the SEC as an investment adviser under the Advisers Act. We are also a company subject to the registration and reporting provisions of the Exchange Act, and therefore subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. In addition, among other rules and regulations, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974, which we refer to as “ERISA.” As a registered commodity pool operator and a registered commodity trading advisor, we are subject to regulation and oversight by the Commodity Futures Trading Commission, which we refer to as the “CFTC.” We are also subject to regulation and oversight by the National Futures Association in the U.S., as well as other regulatory bodies.
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
See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues,” “—Increased regulatory focus in the U.S. could result in additional burdens on our business,” and “—Regulatory changes in jurisdictions outside the U.S. could adversely affect our business”.
Global Compliance Program
We have implemented a global compliance program to address the legal and regulatory requirements that apply to our company-wide operations. We have structured our global compliance program to address the requirements of each of our regulators, as described above, as well as the requirements necessary to support our global securities, futures, swaps, commodities and loan trading operations.
Our compliance program includes comprehensive policies and procedures that have been designed and implemented to monitor compliance with these requirements. All employees are required to complete certain annual trainings to ensure that they have the information and skills necessary to perform their duties in accordance with all applicable laws and regulations and Sculptor’s requirements for the workplace. Mandatory annual compliance trainings are designed to reinforce our policies and procedures related to matters such as the handling of material non-public information, conflicts of interest and employee securities trading. Annual training specifically targeted at ensuring the understanding of and compliance with the FCPA and, as applicable, other foreign anti-corruption laws and regulations is mandatory for employees and executives responsible for structuring, supervising, ensuring compliance of and executing accounting functions for private deals, as well as for employees who interact with or provide reporting to investors. Annual trainings also cover areas relating to information security, as well as harassment prevention. In addition to a robust internal compliance framework, we have strong relationships with a global network of local attorneys specializing in compliance matters to help us quickly identify regulatory changes and address compliance issues as they arise.
Information about our Executive Officers
Set forth below is certain information regarding our executive officers as of the date of this filing.
Robert Shafir, 62, is the Chief Executive Officer of Sculptor Capital and a member of the Company’s Partner Management Committee. He is also an Executive Managing Director and a member of the Company’s Board of Directors. Prior to joining Sculptor Capital in 2018, Mr. Shafir served in various capacities at Credit Suisse Group AG from 2007 to 2016. Most recently, he served as Chairman and CEO of Credit Suisse Americas and Co-Head of Private Banking & Wealth Management, which included oversight of Asset Management. He was a member of the Executive Board of Credit Suisse Group and Credit Suisse. Prior to joining Credit Suisse, in August 2007, Mr. Shafir worked at Lehman Brothers for 17 years, serving as Head of Global Equities, as well as a member of their Executive Board. He also held other senior roles, including Head of European Equities and Global Head of Equities Trading, and played a key role in building Lehman’s equities business into a global, institutionally-focused franchise. Prior to that, he worked at Morgan Stanley in the preferred stock business within the fixed income division. Mr. Shafir received a B.A. in Economics from Lafayette College and an M.B.A. from Columbia Business School.
Dava Ritchea, 36, is the Chief Financial Officer of Sculptor Capital. She is also an Executive Managing Director and a member of the Company’s Partner Management Committee. Prior to joining Sculptor Capital in 2021, Ms. Ritchea served as Chief Financial Officer at Assured Investment Management (formerly known as BlueMountain Capital Management) from January 2017, and vice president of business management and strategy from October 2013 to January 2017. Prior to joining Assured Investment Management in 2013, Ms. Ritchea worked at Barclays Capital, Credit Suisse and Lehman Brothers in several investment banking and strategy roles. Ms. Ritchea received a B.S. in Business Administration with a minor in Mathematics from Carnegie Mellon University.
James S. Levin, 37, is the Chief Investment Officer for Sculptor Capital. He is also a member of the Company’s Partner Management Committee, a member of the Company’s Board of Directors, an Executive Managing Director and a member of the Portfolio Committee. Prior to joining Sculptor Capital in 2006, Mr. Levin was an Associate at Dune Capital Management LP. Prior to that, Mr. Levin was an analyst at Sagamore Hill Capital Management, L.P. Mr. Levin holds a B.A. in Computer Science from Harvard University.
Wayne Cohen, 46, is the President and Chief Operating Officer for Sculptor Capital. He is also an Executive Managing Director and a member of the Company’s Partner Management Committee. In this role, Mr. Cohen has a broad scope of responsibilities managing day-to-day operations of Sculptor Capital, including overseeing non-investment functions and leading strategic initiatives. Mr. Cohen joined the Company in 2005 working as an Attorney and General Counsel. Prior to joining Sculptor Capital, he was an Attorney at Schulte Roth & Zabel LLP. Mr. Cohen holds a B.A. in International Relations from Tulane University and a J.D. from New York University School of Law.
David M. Levine, 53, is the Chief Legal Officer for Sculptor Capital. He is also an Executive Managing Director and a member of the Company’s Partner Management Committee. In this role, Mr. Levine oversees the Company’s legal team and the management of its legal affairs. Mr. Levine has over 20 years practicing securities law. Prior to joining Sculptor Capital in January 2017, Mr. Levine spent 15 years at Deutsche Bank AG, where he served as Global Head of Litigation and Regulatory Enforcement. From 1993 through 2001, Mr. Levine worked at the SEC in both New York and in the Washington D.C. headquarters. During this time he served in a variety of roles including as the agency’s Chief of Staff, as well as Senior Adviser to the Director of Enforcement. Mr. Levine holds a B.S. from SUNY Albany, and a J.D. Degree from Hofstra University School of Law where he was valedictorian and an editor of the law review.

Item 1A. Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to or otherwise impact the alternative asset management business. Any of the risk factors we describe below have affected or could materially adversely affect our business, results of operations, financial condition and liquidity. The market price of our Class A Shares could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occur. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.” In addition, the continuation or a resurgence of the COVID-19 pandemic could heighten many other risks described below and elsewhere in this annual report.
Risks Related to Our Business
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
The United Kingdom’s withdrawal from the European Union and the implications thereof on United Kingdom, European and global macroeconomics conditions could adversely affect our business.
The United Kingdom (the “UK”) left the European Union (the “EU”) on January 31, 2020 (commonly referred to as “Brexit”). During an 11 month transition period, the UK and the EU agreed to a Trade and Cooperation Agreement which sets out the agreement for certain parts of the future relationship between the EU and the UK from January 1, 2021. The Trade and Cooperation Agreement does not provide the UK with the same level of rights or access to all goods and services in the EU as the UK previously maintained as a member of the EU and during the transition period. In particular the Trade and Cooperation Agreement does not include an agreement on financial services which is yet to be agreed. Accordingly, uncertainty remains in certain areas as to the future relationship between the UK and the EU.
From January 1, 2021, EU laws ceased to apply in the UK. However, many EU laws have been transposed into English law and these transposed laws will continue to apply until such time that they are repealed, replaced or amended. Depending on the terms of any future agreement between the EU and the UK on financial services, substantial amendments to English law may occur, and it is impossible to predict the consequences on our funds, their investments, and our business. Such changes could be materially detrimental to investors.

Although one cannot predict the full effect of Brexit, it could have a significant adverse impact on the UK, European and global macroeconomic conditions and could lead to prolonged political, legal, regulatory, tax and economic uncertainty. This uncertainty is likely to continue to impact the global economic climate and may impact opportunities, pricing, availability and cost of bank financing, regulation, values or exit opportunities of companies or assets based, doing business, or having service or other significant relationships in, the UK or the EU, which may negatively impact our business, including companies or assets held or considered for prospective investment by our funds.
The future application of EU-based legislation to the private fund industry in the UK and the EU will ultimately depend on how the UK renegotiates the regulation of the provision of financial services within and to persons in the EU. There can be no assurance that any renegotiated terms or regulations will not have an adverse impact on our funds, their investments or our business, including the ability of our funds to achieve their investment objectives. Brexit may result in significant market dislocation, heightened counterparty risk, an adverse effect on the management of market risk and, in particular, asset and liability management due in part to redenomination of financial assets and liabilities, an adverse effect on our ability, and the ability of our affiliates to manage, operate and invest in our funds and increased legal, regulatory or compliance burden for us, our affiliates and/or our funds, each of which may have a negative impact on the operations, financial condition, returns or prospects of our funds, which may have a negative impact on our business.
Areas where the uncertainty created by the UK’s withdrawal from the EU is relevant include, but are not limited to, trade within Europe, foreign direct investment in Europe, the scope and functioning of European regulatory frameworks (including with respect to the regulation of alternative investment fund managers and the distribution and marketing of alternative investment funds), industrial policy pursued within European countries, immigration policy pursued within EU countries, the regulation of the provision of financial services within and to persons in Europe and trade policy within European countries and internationally. The volatility and uncertainty caused by the withdrawal may adversely affect the value of our funds’ investments and the ability to achieve the investment objective of our funds, as well as the investment objectives of our business.
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
Subject to any specific redemption provisions applicable to a fund, investors in our multi-strategy and opportunistic credit funds may generally redeem their investments in our funds on an annual or quarterly basis following the expiration of a specified period of time (typically between one and three years), although certain investors generally may redeem capital during such specified period upon giving proper notice. In a declining market, during periods when the alternative asset management industry generally experiences outflows, or in response to specific events that occur at the Company, we could experience increased redemptions and a consequent reduction in our assets under management. Furthermore, investors in our funds may also invest in funds managed by other alternative asset managers that have restricted or suspended redemptions or may in the future do so. Such investors may redeem capital from our funds, even if our performance is superior to such other alternative asset managers’ performance if they are restricted or prevented from redeeming capital from those other managers. We may experience elevated redemption levels if economic and market conditions remain uncertain or worsen. The decrease in revenues that would result from significant redemptions in our funds could have a material adverse effect on our business, financial condition or results of operations.
Our business, financial condition or results of operations may be materially adversely impacted by the highly variable nature of our revenues, results of operations and cash flows. In a typical year, a substantial portion of our incentive income and a large portion of our annual discretionary cash bonus expense is determined and recorded in the fourth quarter each year, which means that our interim results are not expected to be indicative of our results for a full year, which can cause increased volatility in the price of our Class A Shares.
Our revenues are influenced by the combination of the amount of assets under management and the investment performance of our funds. Asset flows, whether inflows or outflows, can be highly variable from month-to-month and quarter-to-quarter. Furthermore, our funds’ investment performance, which affects the amount of assets under management and the amount of incentive income we may earn in a given year, can be volatile due to, among other things, general market and economic conditions. Accordingly, our revenues, results of operations and cash flows are all highly variable. This variability is exacerbated during the fourth quarter of each year, primarily due to the fact that a substantial portion of our revenues historically has been and we expect will continue to be derived from incentive income from our funds. Such incentive income is contingent on the investment performance of the funds as of the relevant commitment period, which generally is as of the end of each calendar year; however, as of December 31, 2020, with respect to 67% of assets under management, the initial commitment period can be three years or longer depending on how the assets are invested. The expiration of these commitment periods may occur on dates other than December 31, which, in certain circumstances, may cause increased volatility in our results. Moreover, in a typical year, we determine a large portion of our annual discretionary cash bonus during the fourth quarter based on fund performance for the year. Because this bonus is variable and discretionary, it can exacerbate the volatility of our results. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in management fees resulting from changes in the management fee rates we charge our fund investors or due to changes in the values of our funds’ investments, as well as capital inflows or outflows. Changes in our operating expenses, unexpected business developments and initiatives and, as discussed above, general economic and market conditions may also cause fluctuations in our results from quarter to quarter. Such variability and unpredictability may lead to volatility or declines in the price of our Class A Shares and cause our results for a particular period not to be indicative of our performance in a future period or particularly meaningful as a basis of comparison against results for a prior period.
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
As a result of quarterly fluctuations in, and the related unpredictability of, our revenues and profits, the price of our Class A Shares can experience significant volatility.

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
The uncertainty surrounding the ongoing COVID-19 pandemic, including the length and severity of its impact on global economic activity, caused a substantial disruption to many benchmark market indices and significantly increased volatility in equity and debt prices, interest and exchange rates, commodity prices and the ratings and cash flows of collateral in the CLOs that we manage. These factors may adversely impact our business in the future, which could adversely impact our business, financial condition, results of operations and liquidity. Additionally, we face various potential operational challenges due to the ongoing COVID-19 pandemic.
The global economic downturn related to the COVID-19 pandemic adversely impacted our business in the first quarter of 2020, which impacted our management fees in the second quarter and would have impacted our incentive income for the year had our funds not recovered in the last three quarters of 2020. The degree to which COVID-19 may continue to impact our business, results of operations, financial condition and liquidity will depend on future developments, which are highly uncertain, difficult to predict and outside of our control, including the continued global spread of COVID-19, the severity and the duration of the pandemic, the deployment and success of the COVID-19 vaccine, further actions that may be taken by governmental authorities, businesses or individuals and how quickly and to what extent normal economic and operating conditions can resume. Risks that could be brought by the continuation of the COVID-19 pandemic include, but are not limited to, dislocations in market prices for investments in our funds, substantial market uncertainty which could lead to a decline in assets under management and other negative effects that could flow from an overall economic downturn. As a result, the further impact on our business, results of operations, financial condition and liquidity cannot be reasonably estimated at this time, but the impact could be significant.
To ensure the safety of our employees and in response to mandated precautions, where applicable, nearly all of our employees are working remotely to mitigate the risks associated with COVID-19. While we have been successful in operating our business remotely, unexpected operational challenges may arise in the future. If we or any of our key service providers were to experience material disruptions in the ability for our or their employees to work remotely, our ability to operate our business could be materially adversely impacted. If our employees, including our executive managing directors and key investment professionals, were to become seriously ill, our ability to operate our business could be materially disrupted. Any such disruptions to our business operations could have a material adverse impact on our business, results of operation, financial condition or liquidity.
In addition, the continuation or a resurgence of the COVID-19 pandemic could heighten many other risks described in this annual report.
Our indebtedness may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions.
On September 25, 2020, Sculptor Capital LP, as borrower, (the “Borrower”), and certain other subsidiaries of the Company, as guarantors, entered into a credit and guaranty agreement (the “2020 Credit Agreement”), consisting of (i) a senior secured term loan facility in an initial aggregate principal amount of $320.0 million (the “2020 Term Loan”) and (ii) a senior secured revolving credit facility in an initial aggregate principal amount of $25.0 million (the “2020 Revolving Credit Facility”). The funding of the 2020 Term Loan occurred on November 13, 2020 (the “Closing Date”). The 2020 Term Loan and the 2020 Revolving Credit Facility mature on the seventh and sixth anniversary of the Closing Date, respectively.
The 2020 Credit Agreement contains a number of restrictive covenants that collectively impose significant operating and financial restrictions on the Sculptor Operating Group, including restrictions that may limit their ability to engage in acts that may be in our long-term best interests, including but not limited to:
•Incur certain additional indebtedness or issue certain equity interests.
•Create liens.
•Pay dividends or make other restricted payments.
•Make payments on, or redeem, repurchase or retire, subordinated debt.
•Merge, consolidate, or sell or otherwise dispose of all or any part of their assets.
•Engage in certain transactions with shareholders or affiliates.
•Engage in substantially different lines of business.
•Amend their organizational documents in a manner materially adverse to the lenders.
If we are unable to repay or refinance the debt at or prior to maturity, we may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection, which could adversely affect our business, financial condition and liquidity.
In addition, the 2020 Credit Agreement requires us to comply with a minimum fee-paying assets under management covenant. A failure to comply with the covenants and other obligations specified in the 2020 Credit Agreement could result in an event of default under 2020 Credit Agreement, which would give the lenders under the 2020 Credit Agreement the right to declare all amounts outstanding under the 2020 Credit Agreement, including accrued and unpaid interest and fees, to be immediately due and payable. If the indebtedness outstanding under 2020 Credit Agreement were to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient assets to repay this indebtedness, which may have an immediate material adverse effect on our business, results of operations and financial condition.
For a description of the 2020 Credit Agreement, please see Note 8 to our consolidated financial statements included in this annual report
Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions.
LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted.
In July 2017, the UK Financial Conduct Authority (the “FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. The Bank of England followed suit on April 23, 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Whether or not SOFR attains market traction as the primary LIBOR replacement remains unclear.
On November 30, 2020, ICE Benchmark Administration Limited (“IBA”) announced that it would consult on its intention to cease the publication of (i) all GBP, EUR, CHF and JPY LIBOR settings, and the 1 Week and 2 Month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and (ii) the Overnight and 1, 3, 6 and 12 Month USD LIBOR settings immediately following the LIBOR publication on June 30, 2023, subject to any rights of the FCA to compel IBA to continue publication. Concurrent with the announcement made by the IBA, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than U.S. dollar LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after U.S. dollar LIBOR’s discontinuation and (iii) explained that extending the publication of certain U.S. dollar LIBOR tenors until June 30, 2023 would allow most legacy US dollar LIBOR contracts to mature before LIBOR experiences disruptions.
Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based financial instruments, including interest rates on certain of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based financial instruments, including the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates. If LIBOR ceases to exist or is deemed by regulators to be unrepresentative, we may need to renegotiate these instruments extending beyond 2021 to replace LIBOR with the new standard that is established in its place or another pricing method.
The Company has commenced an enterprise-wide initiative to identify, assess, and monitor risks associated with the expected discontinuance of LIBOR. An internal LIBOR transition working group meets regularly, engages with industry working groups, and leverages regulatory best practice guidelines to help effectuate the transition. To address a potential cessation of LIBOR, the 2020 Credit Agreement provides for an agreed upon methodology to establish a new floating rate reference plus new applicable spreads. For our latest generation of CLOs, we have been incorporating provisions to address a potential transition from LIBOR, however certain older CLOs may not currently have been amended to contain clear LIBOR transition procedures. For these older CLOs, if LIBOR ceases to exist, we may need to amend certain governing documents extending beyond 2021 to replace LIBOR with the new standard that is established.

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
The success of our business depends on the efforts, judgment and personal reputations of our key executive managing directors, particularly certain members of our Partner Management Committee. Our key executive managing directors’ reputations, expertise in investing and risk management, relationships with investors in our funds and third parties on which our funds depend for investment opportunities and financing are each critical elements in operating and expanding our business. The loss of any of these individuals – including James Levin, who as of April 1, 2021 will assume the role of Chief Executive Officer in addition to Chief Investment Officer – could harm our business and jeopardize our relationships with our fund investors and members of the business community. We believe our performance is highly correlated to the performance of these individuals. Accordingly, the retention of our key executive managing directors is crucial to our success, but none of them is obligated to remain actively involved with us. In addition, if any of our key executive managing directors were to join or form a competitor, some of our fund investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our key executive managing directors could have a material adverse effect on our business, financial condition or results of operations, including on the performance of our funds, our ability to retain and attract fund investors and highly qualified employees and our ability to raise new funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key executive managing directors.
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
It may be difficult for us to retain and motivate our active executive managing directors after their interests in our business are fully vested and they are permitted to exchange their interests for Class A Shares that they can sell. Many of the Group A and Group D Units granted to executive managing directors since then are now also fully vested. The Group E Units granted to our active executive managing directors in connection with the Recapitalization generally vest in the future subject to vesting conditions. Sculptor Operating Group common units otherwise granted to our executive managing directors, including awards granted under our Incentive Program established in 2017 (the “2017 Incentive Program”), continue to vest over time. The holder of any Group A Units generally has the right to exchange each of his or her Group A Units for one of our Class A Shares (or, at our option, the cash equivalent thereof), subject to vesting and book-up requirements and transfer restrictions under the Sculptor Operating Partnerships’ limited partnership agreements and the Class A Unit Exchange Agreement (as defined below). Beginning on the final day of the Distribution Holiday, each of our executive managing directors may exchange his or her vested and booked-up Group A Units over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions. For more detail regarding exchange rights of our active executive managing directors, see “—The price of our Class A Shares may decline due to the large number of shares eligible for future sale and for exchange into Class A Shares.” See Note 13 to our consolidated financial statements included in this report for additional information on the 2017 Incentive Program and Note 3 to our consolidated financial statements included in this report for additional information on the Recapitalization.
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
In addition, our systems may be subject to cyberattacks. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer malware, cyberattacks and other means and could originate from a wide variety of sources, including employees, foreign governments and other unknown third parties outside the firm. The increased use of mobile technology can heighten these and other operational risks. Although we take various measures to ensure the integrity of our systems, there can be no assurance that these measures will always provide sufficient protection. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, in the EU, the General Data Protection Regulation ((EU) 2016/679) (the “GDPR”), which came into effect on May 25, 2018, as supplemented by various national laws, and further implemented through binding guidance from the European Data Protection Board, and the UK Data Protection Act of 2018 (the “UK Data Protection Act”). The California Consumer Privacy Act, which came into operation on January 1, 2020, provides enhanced consumer protections for California residents, including a private right of action for some data breaches, and imposes civil penalties for violations. The California Privacy Rights Enforcement Act was passed by ballot initiative in November 2020 and will further expand the privacy rights of California residents when most of its substantive provisions go into operation on January 1, 2023. Some jurisdictions, including all 50 U.S. states, have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our fund investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures. Any of these failures, particularly those that directly affect us, could materially impair our business, financial condition or results of operations.
Traditionally we have depended on our headquarters in New York and our London and Hong Kong offices, where most of our personnel are located. Although, we have taken important precautions to limit the impact of failures or disruptions in the information systems and technology infrastructures that we use, as well as the impact of physical disruptions to our New York headquarters, London and Hong Kong offices, these precautions, including our disaster recovery programs, may not be sufficient to adequately mitigate the harm that may result from such a disaster or disruption. However, to ensure the safety of our employees and in response to mandated precautions, where applicable, nearly all of our employees are working remotely at this time to mitigate the risks associated with COVID-19. While we believe we have been successful in operating our business remotely, unexpected operational challenges may arise in the future. If we or any of our key service providers were to experience material disruptions in the ability for our or their employees to work remotely, our ability to operate our business could be materially adversely impacted. In addition, insurance and other safeguards might only partially reimburse us for any losses, if at all.
Private litigation could result in significant legal and other liabilities and reputational harm, which could materially adversely affect our business, financial condition or results of operations.
We face significant risks in our business that may subject us to private litigation and legal liability. In general, we will be exposed to litigation risk in connection with any allegations of misconduct, negligence, dishonesty or bad faith arising from our management of any fund. We may also be subject to litigation arising from investor dissatisfaction with the performance of our funds, including certain losses due to the failure of a particular investment strategy or improper trading activity, if we violate restrictions in our funds’ organizational documents or from allegations that we improperly exercised control or influence over companies in which our funds have large investments. In addition, we are exposed to risks of litigation relating to claims that we have not properly addressed conflicts of interest. Any litigation arising in such circumstances is likely to be protracted, expensive and surrounded by circumstances that could be materially damaging to our reputation and our business. Moreover, in such cases, we would be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage. In addition, although we are indemnified by our funds, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of any litigation or investigation as a result of inadequate insurance proceeds, if any, or fail to obtain indemnification from our funds, our business, financial condition or results of operations could be materially adversely affected. In the event any fund-related litigation scenarios described above materialize, it is possible we are made a party to any such litigation. As with the funds, while we maintain insurance, there can be no assurance that our insurance will prove to be adequate. If we are required to incur all or a portion of the costs arising out of litigation, our business, financial condition or results of operations could be materially adversely affected. Furthermore, any such litigation could be protracted, expensive and highly damaging to our reputation, which could result in a significant decline in our assets under management and revenues, even if the underlying claims are without merit. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to reputational risk and increased risk from countersuits.
Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues.
Our business is subject to extensive and complex regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate and trade around the world. As an investment adviser registered under the Advisers Act and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. As a registered commodity pool operator and a registered commodity trading advisor, we are subject to regulation and oversight by the U.S. Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. In addition, we are subject to regulation by the Department of Labor under ERISA. In the UK, our UK sub-adviser is subject to regulation by the FCA. Our Asian operations, and our investment activities around the globe, are subject to a variety of other regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong, and the Securities and Exchange Board of India.
The regulatory bodies with jurisdiction over us have the authority to grant, and in specific circumstances to cancel, permissions to carry on our business and the authority to conduct investigations and administrative proceedings. Such investigations and administrative proceedings can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser from registration or memberships. For example, a failure to comply with the obligations imposed by the Exchange Act or Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or a failure to maintain our funds’ exemption from compliance with the Investment Company Act of 1940 (the “1940 Act”) could result in investigations, sanctions and reputational damage, which could adversely affect our business, financial condition or results of operations. Our funds are involved regularly in trading activities that implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation, anti-corruption, including the FCPA, and a broad number of technical trading requirements that implicate fundamental market regulation policies. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or to fail to gain new investors. Furthermore, the legal, technology and other costs associated with regulatory investigations could increase to such a level that they could have a material impact on our business, financial condition or results of operations.
These global financial services regulators affect us not only with their regulations, but also with their examination, inspection and enforcement functions as well. We are routinely subject to examination and inspection and, although we make reasonable efforts to maintain effective compliance programs, there can be no assurances that any such inquiry would not result in a finding or sanction that would adversely affect our business, financial condition or results of operations. Likewise, enforcement investigations and administrative inquiries can be sweeping in nature. Cooperating with these investigations, as is our practice, can be expensive and time-consuming and could distract us from our business operations. In particular, U.S. regulators routinely investigate potentially serious matters such as possible insider trading, market manipulation, misleading disclosure, conflicts of interest, fraud, foreign corruption, including under the FCPA; lesser potential violations, such as books and records inaccuracies, weaknesses in internal controls; and compliance with general reporting and advertising regulations. For the past several years, we have cooperated with a number of ongoing regulatory investigations and examinations, both domestically and internationally, and we expect to be the subject of investigations and examinations in the future. There can be no assurances that ongoing or future investigations will not adversely affect our business, financial condition or results of operations. Enforcement actions and administrative proceedings can result in fines, or other sanctions, including censure, the issuance of a cease-and-desist order, suspension or expulsion of persons or firms from the industry. Such sanctions can harm our reputation and cause us to lose existing investors or fail to gain new investors, which could adversely affect our business, financial condition or results of operations and related fines and settlements could have a material adverse effect on our business, financial condition or results of operations as described below in “—The FCPA settlements could have a material adverse effect on our ability to raise capital for our funds.”
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

We may also be adversely affected if additional legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and their participants. See “—Increased regulatory focus in the U.S. could result in additional burdens on our business” and “—Regulatory changes in jurisdictions outside the U.S. could adversely affect our business” for additional information. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with additional new laws or regulations could be difficult and expensive and affect the manner in which we conduct business, and we may be unable to correctly interpret and timely comply with any amended or expanded regulatory requirements, which could have adverse impacts on our business, financial condition or results of operations.
The FCPA settlements could have a material adverse effect on our ability to raise capital for our funds.
In September 2016, we reached settlements with the DOJ and the SEC, resolving their investigations into our former private investment business in Africa and a 2007 investment by the Libyan Investment Authority in certain of our funds. As part of the settlements, we entered into a Deferred Prosecution Agreement (“DPA”) with the DOJ, and our subsidiary, OZ Africa, agreed to plead guilty to one count of conspiracy to violate the anti-bribery provisions of the FCPA. In November 2020, Oz Africa paid approximately $138.0 million to former shareholders of Africo Resources Ltd. to settle the matter of U.S. v. Oz Africa Management GP, LLC, Cr. No. 16-515 (NGG) (EDNY) and the DPA was terminated shortly thereafter.
Prior to the 2016 settlements, many of our funds raised capital relying on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act (“Rule 506”) in connection with a securities offering structured as a private placement. As a consequence of the 2016 settlements, many of our funds were disqualified from relying on Rule 506 to offer securities. However, on June 13, 2019, the SEC granted a waiver from the disqualification provisions of Rules 506 to certain of our existing funds that were relying on Rule 506 on September 29, 2016. Prospective offerings in funds that were not granted a waiver of disqualification currently remain prohibited from relying on Rule 506 to offer securities. Notwithstanding the ability of certain of our existing funds to rely on Rule 506 to offer securities, this could negatively affect our ability to raise capital for these funds, and our ability to offer and sell fund interests to certain investors in certain U.S. states may be impaired. The inability of our funds that were not granted a waiver of disqualification to raise capital in Rule 506 offerings may also result in additional expenses. The potential negative impact of the FCPA settlements on our ability to raise or retain capital for our funds could adversely affect our business, financial condition or results of operations.
Increased regulatory focus in the U.S. could result in additional burdens on our business.
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
Risk retention regulations could adversely affect our business.
Jurisdictions including the U.S., the EU and UK have adopted risk retention regulations applicable to securitizations and similar transactions, including CLOs and other transactions that we manage or may manage in the future. As a result of these regulations, we may be required to retain, and historically have retained, a portion of the securities or other interests issued in some of these CLOs and other transactions, whether in order to satisfy compliance obligations directly applicable to us or in response to investor demands based on regulatory requirements imposed on such investors. Accordingly, this has required us to utilize capital that could otherwise be deployed in another manner, and we expect that we will need to continue to do so in the future for certain CLOs and other transactions that we may manage in the future. In addition, retaining interests in these transactions increases our exposure to the performance of these transactions and changes in the value of those interests. We have also incurred, and expect to continue to incur, costs and expenses in connection with our efforts to comply with these regulations or related investor demands. We have historically financed the majority of the interests we retain as a result of these regulations, and expect to continue to do so. Such financing arrangements may impose limitations or restrictions on our business that could adversely affect our business and the price of our Class A Shares.
These risk retention regulations have changed and may continue to change over time, and may be introduced in other jurisdictions, and their interpretation and applicability at any given point in time may be uncertain. For example, as of January 1, 2019, new EU and UK risk retention regulations replaced previously existing EU and UK risk retention regulations for applicable transactions that issue securities on or after January 1, 2019. In addition, in the U.S., a court has held that certain regulators exceeded their statutory authority by requiring managers of “open-market” CLOs to hold risk retention interests in those CLOs under U.S. risk retention regulations. Regulatory uncertainty of this nature may cause us to continue to incur costs and expenses in our efforts to comply with risk retention regulations or in response to the efforts of others to comply with risk retention regulations, and there can be no assurance that those costs and expenses, or the amount of capital we invest in connection with these risk retention regulations, will not increase in the future. Nor can there be any assurance that applicable governmental or regulatory authorities agree with our compliance approaches to these risk retention regulations, which may expose us to liability, including to third parties to whom we have made representations, warranties or covenants regarding such compliance. In the event that we adopt compliance approaches that are subsequently determined to not be required (such as with U.S. “open-market” CLOs), or are less capital-efficient than other approaches subsequently determined to be possible under applicable law, there can be no assurance that we will be able to recover or redeploy capital that we’ve previously committed (and we may be contractually prohibited from disposing of the related risk retention interests), and we will generally not be able to recover any costs or expenses that we have already incurred.
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
CLOs are subject to credit, liquidity, interest rate and other risks. From time to time, liquidity in the credit markets is reduced, sometimes significantly, resulting in an increase in credit spreads and a decline in ratings, performance and market values for leveraged loans. We have exposure to these markets through our investments in our CLOs. In some cases, we may be required to maintain such exposure as a result of applicable risk retention regulations. CLOs invest on a leveraged basis in loans or securities that are themselves highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to unlevered investments. As a result of CLOs’ leveraged position, CLOs and their investors are at greater risk of suffering losses. Any failure by our CLOs to meet certain overcollateralization and interest coverage tests will result in reduced cash flows that may have been otherwise available for distribution to us. This could reduce the value of our investment. There can be no assurance that market conditions giving rise to these types of consequences will not occur, subsist or become more acute in the future.
In addition, in the first quarter of 2020, we experienced significant unrealized losses on our risk retention investments held in certain of the CLOs that we manage as a result of the market and economic impacts of the ongoing COVID-19 pandemic. As of December 31, 2020, those unrealized losses had been recovered due to improved market conditions. Although this has not had a material impact on the interest income generated from our CLO investments to date, it may have a material impact on the amount of interest income we may earn from these investments in the future. Furthermore, because of ratings downgrades and defaults on certain of the collateral held by our CLOs, some of those CLOs failed to satisfy one or more overcollateralization tests, and as a result, we have stopped recognizing certain management fees for these CLOs until the collateral tests are remedied and such fees are paid. While we have recovered a portion of those management fees since the first quarter of 2020, in the event market conditions do not sufficiently recover or worsen over the life cycle of these impacted CLOs, management fees from our CLOs could deteriorate.
Increasing ESG-related requirements and expectations could adversely affect our business and results of operations.
Regulation relating to the consideration of environmental, social and governance (“ESG”) factors by investment managers and related disclosure requirements is rapidly evolving in many countries in which we do business. Compliance with these requirements will increase our compliance costs and could require changes to our investment policies and processes, which could adversely affect our business and results of operations.
For example, on March 10, 2021, portions of the European Union’s Sustainable Finance Disclosure Regulation (“SFDR”) will take effect. SFDR will apply broadly to many financial market participants and advisers, including fund managers and investment advisers. It is also likely SFDR will apply (in some or all respects) to non-European Union managers marketing their products in the European Union, such as Sculptor. From time to time, SFDR may apply (in some or all respects) to affiliates of the Company that manage alternative investment funds. To the extent applicable, the SFDR will require both manager level and pre-contractual product-specific disclosures, including among other things on how managers integrate sustainability risks into their investment decision-making process and remuneration decisions and the results of the assessment of the likely impacts of sustainability risks. Additional requirements apply for products which promote environmental or social characteristics or have a sustainable objective, ongoing reporting obligations and in some situations requirements to disclose a statement on due diligence polices with respect to principal adverse impacts of investment decisions on sustainability factors. The SFDR is still evolving and its extent, scope and detailed requirements are still unclear. However, it is likely it will have an impact on our business and our funds. Additional EU-wide legislation also has been proposed that would, among other things, require subject managers to take sustainability risks into account and ensure the manager has necessary resources and expertise to effectively integrate sustainability risks.
In the U.S. the Biden administration has included rules recently adopted by the Department of Labor in its list of agency actions required to be reviewed by agency heads for a potential conflict with the administration’s environmental policies. These DOL rules require investments by ERISA funds to be made based solely on appropriately weighted pecuniary factors, which are certain material financial factors. Some of our investors are ERISA funds, and their investment processes may differ from our other funds as a result of these rules. If these rules are repealed or modified, it may change how some of our investors allocate capital. New regulations also may be adopted that require specified ESG-related disclosures by investment managers or public companies, which could increase our compliance costs.
In addition, asset owner expectations and requirements concerning managers’ integration of ESG factors into investment decisions and ongoing engagement are increasing, including due to requirements in some jurisdictions that asset owners integrate consideration of ESG factors into their investment decisions. Asset owner expectations, at both the manager and fund level, concerning voluntary ESG disclosures and membership and participation in and adherence to voluntary standards, codes, principles and initiatives also are increasing. Compliance with these expectations and requirements may increase our costs and in some cases limit our investment options. Asset owner expectations concerning how managers manage ESG factors at the firm level also are increasing. Failure to meet any of the foregoing ESG-related expectations or requirements of investors and prospective investors, either at the fund or firm level, may adversely impact our ability to raise new funds and result in redemptions by existing investors.
Regulatory changes in jurisdictions outside the U.S. could adversely affect our business.
Similar to the U.S., jurisdictions outside the U.S. in which we operate, in particular the EU and the UK, have become subject to further regulation. Regulators and other governmental authorities in the EU and the UK have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business.
The EU’s Alternative Investment Fund Managers Directive (2011/61/EU) (including all national, implementing or supplementary measures, laws and regulations the “AIFMD”) and the UK Alternative Investment Fund Managers Regulations 2013 as amended from time to time, including by the Alternative Investment Fund Managers (Amendment) (EU Exit) Regulations 2019, (the “AIFM Law”) may have an adverse effect on the continued operation of our funds where interests are offered to or placed with investors in the European Economic Area (the “EEA”) and the UK. The AIFMD and the AIFM Law are complex and key aspects of it remain subject to further consultation and interpretation.
The AIFMD and the AIFM Law impose significant regulatory requirements on alternative investment fund managers (“AIFMs”), operating within the EEA and the UK, as well as prescribing certain conditions with regard to regulatory standards, cooperation and transparency that need to be satisfied for non-EU and non-UK AIFMs to market alternative investment funds (“AIFs”) into EEA Member States and the UK. Should any member of our group be treated as an AIFM operating within the EEA or the UK, AIFMD and the AIFM Law would impose significant additional costs on the operation of our business in the EEA and the UK and limit our operating flexibility. In any event, in order to market one of our AIFs to investors in the EEA or the UK, the non-EEA and non-UK investment adviser of that AIF will be required to comply with the marketing conditions in the AIFMD or the AIFM Law and any additional national restrictions (such as a requirement to appoint a depositary), assuming that national private placement is available. The AIFMD and the AIFM Law conditions are that the AIFM complies with specific notification or registration requirements and certain additional transparency requirements requiring disclosures to investors in the AIF and to EEA or UK regulators, such as annual reporting and regulatory filing requirements; the AIFM also complies with requirements relating to the acquisition of substantial stakes in EEA or UK companies; and the jurisdictions in which the non-EEA or non-UK AIFM and the relevant AIF are organized satisfy certain conditions with regard to regulatory standards, cooperation and transparency. Compliance with these requirements may result in additional costs to our funds reducing the returns for investors. The need to comply with the registration requirements may also delay the capital raising process for our funds, in turn reducing the speed with which an investment manager could deploy the capital raised.
Furthermore, the extent to which an investment adviser of an AIF or any person acting on their behalf can market a fund in an EEA Member State or the UK may be more restricted than was the case before the AIFMD or the AIFM Law came into force. This could limit a fund’s ability to attract investors based in those EEA Member States or the UK, resulting in a reduction in the overall amount of capital raised by a fund which limits, in turn, the range of investment strategies and investments that a fund is able to pursue and make.
There is still some uncertainty as to the manner in and extent to which the AIFMD or the AIFM Law is being implemented in various EEA Member States and the UK. This uncertainty increases the risk of a breach by an investment adviser in an EEA Member State or the UK of the requirements imposed by the AIFMD or the AIFM Law. Such a breach may result in a regulatory authority or court in that or another EEA Member State or the UK requiring an investment adviser to return any capital or other funds to investors or otherwise seeking to take other enforcement or remedial action against an investment adviser or our funds. This may result in a reduction in the overall amount of capital available to our funds, which limits, in turn, the range of investment strategies and investments that our funds are able to pursue and make or otherwise result in a loss to our funds. Furthermore, there is a risk that the AIFMD or the AIFM Law will be interpreted differently by each EEA Member State or the UK. This may have an adverse effect on the marketing and/or operation of our funds and may result in additional costs, reducing the returns for investors.
A non-EEA or non-UK investment adviser, such as Sculptor Capital LP, is not required to comply with all of the requirements set out in the AIFMD or the AIFM Law. Accordingly, and subject to the below, investors in our funds may not receive the full protections or benefits available under AIFMD or the AIFM Law, which would otherwise be available to investors in an AIF managed by an EEA AIFM or UK AIFM.
Notwithstanding the above, in certain or all EEA Member States and the UK, we may choose not to market our funds at our own initiative or otherwise take any action that would result in the AIFMD or the AIFM Law applying to our investment advisers or our funds. In this respect, an investment adviser will only accept investors where an investment adviser concludes that such investors approached the investment adviser, our funds or someone acting on their behalf at their own initiative or that AIFMD or the AIFM Law would not otherwise apply to the investment adviser, our funds or any persons acting on their behalf. There is a risk that an EEA Member State or UK regulatory or governmental authority may reach a different conclusion than the investment adviser and find that the relevant measures taken in order to give effect to or supplement the AIFMD or the AIFM Law in one or more EEA Member States or the UK do apply to the investment adviser or our funds. Such a finding may result in a regulatory or governmental authority or court in one or more EEA Member States or the UK requiring an investment adviser or our funds to return any capital or other funds to investors or otherwise seeking to take other enforcement or remedial action against an investment adviser or our funds. This may result in a reduction in the overall amount of capital available to our funds, which limits, in turn, the range of investment strategies and investments that our funds are able to pursue and make or otherwise result in a loss to our funds. If an investor approaches an investment adviser or someone acting on their behalf at the investor’s own initiative, a non-EEA or non-UK investment adviser will not be required to comply with any of the requirements of the AIFMD or the AIFM Law with which a non-EEA or a non-UK manager registered under the AIFMD or the AIFM Law is otherwise required to comply, and investors will not receive the protections or benefits available under the AIFMD or the AIFM Law, including initial disclosure requirements and periodic reporting on illiquid assets and leverage.
If the AIFMD’s marketing passport is made available to non-EEA AIFMs, it is possible that national private placement regimes will be phased out, in which case such non-EEA AIFMs would, thereafter, need to comply with substantially all of the obligations under the AIFMD in order to be able to continue to market their AIFs within the EEA. Again, such rules could, if they start to apply in full to our business, potentially impose significant additional costs on the operation of our business in the EEA and could limit our operating flexibility and our ability to raise funds within the EEA. There is also no requirement for EEA Member States or the UK to make the private placement regimes available to non-EEA or non-UK AIFMs and consequently, individual EEA Member States and the UK could, theoretically, seek to apply the rules set out in the AIFMD or the AIFM Law in full to non-EEA and non-UK AIFMs at any time, even before the marketing passport is made available to such non-EEA or non-UK AIFMs.
Separately to the AIFMD, the EU has also introduced significant changes to its regulation of EU securities and derivatives markets through new legislation known as “MiFID II” which came into force on January 3, 2018. MiFID II replaces the original MiFID I regime which had been in force since November 2007. MiFID II, which is comprised of the Markets in Financial Instruments Directive (2014/65/EU), the Markets in Financial Instruments Regulation ((EU)600/2014) and a number of regulatory and implementing technical standards that take the form of EU Delegated Acts, is the foundational legislation for investment firms operating in the EU. MiFID II forms part of UK law by virtue of national implementing legislation, sections 2 and 3 of the European Union (Withdrawal) Act 2018, the Markets in Financial Instruments (Amendment) (EU Exit) Regulations 2018 and a number of regulators’ EU Exit Instruments (“UK MiFID II”) and will apply to investment firms operating in the UK, including our UK affiliates Sculptor Capital Management Europe Limited (“SCME”) and Sculptor Europe Loan Management Limited (“SELM”), both of which are authorized and regulated in the UK as MiFID investment firms.
MiFID II and UK MiFID II have imposed significant new organizational, conduct, governance, operational and reporting requirements on SCME and SELM, including new requirements around the receipt of inducements and the use of soft dollars / dealing commissions, enhanced transaction reporting and pre- and post-trade transparency requirements, formal telephone taping requirements, and best execution rules. Further, new MiFID II and UK MiFID II rules may restrict the ability of other Sculptor entities domiciled outside of the EEA or the UK (known as “third-country firms”) to provide investment services to clients domiciled in the EEA or the UK, respectively. Other changes resulting from MiFID II and UK MiFID II may have an impact (indirectly) on any Sculptor entity or client that trades on EEA or UK markets or trading venues, or does business with EEA of UK-regulated banks or brokers. These impacts may include venue trading requirements for certain categories of shares and derivatives, restrictions on so-called “dark pool” trading, product banning powers, algorithmic trading restrictions, and enhanced requirements around the provision of direct market access / direct electronic access services.

In July 2020, the Court of Justice of the European Union (the “CJEU”) issued a ruling regarding the validity of the primary mechanism that investors, suppliers and other third parties use to safeguard transfers of personal data to us, namely, the European Commission-approved standard contractual clauses. Following the CJEU’s ruling, those parties may be unable in certain cases to transfer personal data outside the EEA and UK without a defined lawful mechanism under the GDPR or UK Data Protection Act, or may require Sculptor Capital LP to demonstrate that it has appropriate technical and organizational measures in place to ensure the legality of such transfers. It currently is unclear how data protection regulators, courts and counterparties of Sculptor Capital LP will view or enforce such potential non-compliance or any failure on our part to demonstrate such measures.
In addition to the AIFMD and MiFID II, the EU has implemented, or is in the process of implementing, a number of measures in response to the financial crisis or as part of an ongoing program of legislative change, which may or may not form part of the UK law. These include, but are not limited to:
•The European Markets Infrastructure Regulation ((EU) No 648/2012) (known as EMIR), which, together with EU Delegated Acts (including the Regulation and EU Delegated Acts as they form part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018, the Over the Counter Derivatives, Central Counterparties and Trade Repositories (Amendment, etc., and Transitional Provision) (EU Exit) Regulations 2019 and a number of regulators’ EU Exit Instruments), imposes clearing, risk mitigation, margining and trade reporting requirements on derivatives counterparties.
•The Solvency II directive (including the directive as it forms part of UK law by virtue of national implementing legislation, section 2 of the European Union (Withdrawal) Act 2018 and the Solvency 2 and Insurance (Amendment etc.) (EU Exit) Regulations 2019), which applies capital charges on insurers in respect of their fund investments.
•The Market Abuse Regulation ((EU) No. 596/2014) (known as MAR) (including the regulation as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and the Market Abuse (Amendment) (EU Exit) Regulations 2019) and a directive (including the directive as it forms part of UK law by virtue of national implementing legislation and section 2 of the European Union (Withdrawal) Act 2018) designed to harmonize criminal sanctions for market abuse (called CSMAD). MAR came into force in July 2016 and extended the EU’s market abuse regime to behavior in respect of financial instruments traded on a wider variety of trading venues and EU emission allowances, refined the definition of inside information, introduced a new offense of “attempted market manipulation” and strengthened regulatory authorities’ investigative and sanctioning powers.
•The Securitisation Regulation ((EU) 2017/2402) (known as the Securitisation Regulation) (including the regulation as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and the Securitisation (Amendment) (EU Exit) Regulations 2019) establishes due diligence, risk retention and transparency requirements for parties involved in securitisations. Among other requirements, the Securitisation Regulation imposes a duty on “institutional investors”, which includes AIFMs investing in securitisations on behalf of their funds, to ensure that any investment in a “securitization” position is only undertaken following due diligence sufficient to verify, amongst other matters, that (i) the credit assets being securitised were originated on the basis of sound and well-defined criteria and (ii) the originator, sponsor or original lender retains on an ongoing basis a material net economic interest of at least 5% in the securitisation. The definition of “securitisation” is broad within the meaning of the Securitisation Regulation and includes structures which may not be “commercially” considered a securitisation but have the relevant characteristics.
•The Sustainable Finance Disclosure Regulation ((EU 2019/2088) (known as SFDR) establishes requirements on a broad range of investment firms, including certain of our affiliates, and firms providing investment advice to publish certain disclosures related to sustainability matters on their website and in pre-contractual disclosure documents provided to investors. Additional requirements may apply to firms that promote funds or financial products with sustainable objectives or that promote environmental or social characteristics.
•The GDPR (including the regulation as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and the Data Protection Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations 2019 and 2020) and the UK Data Protection Act expanded the scope of the EU and UK data protection laws to foreign companies processing personal data of EEA or UK individuals (e.g., investor and employee data), imposed a more stringent data protection compliance regime, and included new data subject rights (e.g., the right to erasure, commonly known as “the right to be forgotten”). The GDPR and the UK Data Protection Act may have a significant impact on those who act as data controllers and processors and those who intend to transfer personal data outside the EEA or the UK, including the introduction of severe administrative fines of up to the greater of 4% of total worldwide annual turnover or €20.0 million (as well as the right to compensation for financial or non-financial damages claimed by any individuals under Article 82 GDPR). Additionally, non-compliance may lead to reputational damages and a loss of confidence in our security and privacy or data protection measures as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 GDPR.
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
The U.S. Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies, such as Sculptor. The OECD has made changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which looks at various different ways in which domestic tax rules around the world, and the bilateral double tax treaties that govern the interplay between them, could be amended to address perceived profit shifting among affiliated entities. Several of the proposed measures under the BEPS project, including measures covering treaty abuse (including an anti-abuse "principal purpose" test that would deny treaty benefits to the extent that obtaining such benefit was one of the principal purposes of any arrangement or transaction that resulted directly or indirectly in such benefit), the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to some of our structures and could have an adverse tax impact on our funds, investors and/or our portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of the BEPS proposals project. In addition to national implementation of the BEPS project, the European Council has adopted Anti-Tax Avoidance Directives that address many of the same issues. The measures included in the Anti-Tax Avoidance Directives should be implemented into the national law of each EU Member State, with the effective date of the new laws being either January 1, 2019, January 1, 2020 or January 1, 2022 depending on the EU Member State and provision in question. If implemented, these and other proposals could result in increased taxes on our funds and/or management entities. Such implementation may also give rise to additional reporting and disclosure obligations for our funds and/or management entities.
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
In recent years, the DOJ and the SEC have devoted significant resources to enforcement of the FCPA. In addition, the UK has recently significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures previously have not been, and in the future may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-bribery laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition or results of operations, see “—The FCPA settlements could have a material adverse effect on our ability to raise capital for our funds.”
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
If our funds perform poorly, our revenues, results of operations and cash flows decline because the value of our assets under management decreases, which in turn results in a reduction in management fees. To the extent that our funds perform poorly and such performance is continuing at the end of a relevant commitment period, we would experience a reduction in incentive income and total revenues, and if such reduction was substantial, could result in the elimination of incentive income for a given year and future years until that decrease has been surpassed by positive performance. Poor performance of our funds would make it more difficult for us to raise new capital and may cause investors in our funds to redeem their investments. Investors and potential investors in our funds continually assess our funds’ performance, as well as our ability to raise capital for existing and future funds. Our ability to avoid excessive redemption levels will depend in part on our funds’ continued satisfactory performance. Moreover, poor performance, particularly in our most significant funds, would harm our reputation and competitive standing, which would further impair our ability to retain or attract fund capital. These factors may cause us to reduce or change the fee structure of our funds in order to retain or continue to attract assets under management, which could further reduce the amounts of management fees and incentive income that we may earn relative to assets under management.
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
Our funds make investments in companies that are based outside of the U.S., exposing us to additional risks not typically associated with investing in companies that are based in the U.S.
Many of our funds may invest a significant portion of their assets in the equity, debt, loans or other securities of issuers located outside the U.S. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to the following:
•Currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another.
•Less developed or efficient financial markets than in the U.S., which may not enable or permit appropriate hedging techniques or other developed trading activities, leading to potential price volatility and relative illiquidity.
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
•Higher rates of inflation.
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
Tariffs, sanctions and other restrictions imposed by the U.S. government, and potential for further regulatory reform, may create regulatory uncertainty and adversely affect our investment strategies and the profitability of our funds.
The U.S. has imposed new or increased tariffs on certain goods and materials, such as steel products imported into the U.S. from certain jurisdictions, including China. Similarly, the U.S. government has expanded economic sanctions to target an increasingly broad range of non-U.S. parties. These tariffs, sanctions and other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing tariffs on certain U.S. goods, or restrictions that will deny U.S. companies access to critical raw materials. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to further increase uncertainty and costs, decrease margins, reduce the competitiveness of products and services offered by companies where our funds have current or future investments and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the U.S and could reduce the value of our current or future investments in such companies. In addition, tariff increases may have a similar impact to suppliers and certain other customers of companies where our funds have current or future investments, which could increase the negative impact on our operating results or future cash flows. Similarly, the proliferation of U.S. economic sanctions and similar trade-related restrictions, and countersanctions imposed by foreign governments, may increase the regulatory burden on our funds, and the compliance considerations for the companies where our funds have current or future investments.
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
•Our funds may make real estate investments, including, without limitation, the acquisition of real estate assets, the purchase of loans secured directly or indirectly by real estate and the purchase of public and private market securities backed by real estate assets or mortgage loans secured by real estate, which will be subject to the risks incident to the lending, ownership and operation of commercial and residential real estate, including (i) risks associated with both the domestic and international general economic climate; (ii) local real estate conditions; (iii) risks due to dependence on cash flow; (iv) risks relating to the decline in value of the real estate properties in question; (v) risks and operating problems arising out of the absence of certain construction materials; (vi) changes in supply of, or demand for, competing properties in an area (as a result, for instance, of over-building); (vii) the financial condition of tenants, buyers and sellers of properties; (viii) risks relating to the absence of debt financing or changes in its availability; (ix) energy and supply shortages; (x) laws assigning liability to the owners of real estate properties for environmental hazards existing on such properties; (xi) laws relating to real estate lending, management and/or ownership that are complex or unclear or otherwise difficult to comply with; (xii) changes in the tax, real estate, environmental and zoning laws and regulations; (xiii) various uninsured or uninsurable risks; (xiv) natural disasters and disease, including COVID-19; and (xv) the ability of the fund or third-party borrowers to develop and manage the real properties. With respect to investments in equity or debt securities, the fund will in large part be dependent on the ability of third parties to successfully manage the underlying real estate assets. In addition, the fund may invest in mortgage loans that are structured so that all or a substantial portion of the principal will not be paid until maturity, which increases the risk of default at that time. The fund’s investment strategy, which may involve the acquisition of distressed or underperforming assets in a leveraged capital structure, will involve a high degree of legal and financial risk, and there can be no assurance that the fund’s rate of return objectives will be realized or that there will be any return of capital. There is no assurance that there will be a ready market for resale of investments because investments in real estate generally are not liquid.
Risks Related to Our Organization and Structure
Our current and former executive managing directors’ total combined voting power could influence major corporate decisions that could conflict with the interests of our Class A Shareholders and materially adversely affect the market price of the Class A Shares.
As of December 31, 2020, our current and former executive managing directors control approximately 51.6% of the total combined voting power of our Class A Shares and Class B Shares, excluding the voting power of the Class B Shares that relate to our Group A-1 Units, which represent 11.5% of our total combined voting power, and are voted pro rata in accordance with the vote of our Class A Shares until such time as the relevant Group E Units become vested or are forfeited. Our executive managing directors will receive additional Class B Shares resulting in additional control in connection with the vesting of Group E Units.
As of December 31, 2020, Mr. Och controls approximately 14.0% of the total combined voting power of our Class A Shares and Class B Shares after excluding the Class B Shares owned by Mr. Och that relate to Group A-1 Units that will be voted pro rata in accordance with the vote of the Class A Shares. As of May 29, 2019, (the “Transition Date”), Mr. Och no longer has an irrevocable proxy to vote all of our executive managing director’s Class B Shares. In addition, pursuant to the governance agreement, dated as of February 7, 2019, (the “Governance Agreement”), Mr. Och has the right to designate a director to serve in his place as a director on the Board of Directors for as long as Mr. Och continues to own a number of common equity units (on an as-converted basis) of the Company not less than 33% of the number of common equity units (on an as-converted basis) of the Company owned by Mr. Och immediately after the Recapitalization.
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
As of December 31, 2020, our executive managing directors held 55.9% of the outstanding interests in the Sculptor Operating Group in the form of Group A Units and Group E Units. In addition, as of December 31, 2020, our executive managing directors held 3,385,000 Group P Units. Because they hold their economic interests in our business directly through the Sculptor Operating Group, our executive managing directors may have conflicting interests with holders of Class A Shares or with us. For example, our executive managing directors will have different tax positions from holders of our Class A Shares which could influence decisions of the Partner Management Committee and also our Board of Directors regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. Decisions with respect to these and other operational matters could affect the timing and amounts of payments due to our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”) under the tax receivable agreement. In addition, the structuring of future transactions and investments may take into consideration our executive managing directors’ tax considerations even where no similar benefit would accrue to us or the holders of Class A Shares.
We intend to pay regular quarterly distributions to Class A Shareholders but our ability to do so may be limited by our holding company structure, as we are dependent on distributions from the Sculptor Operating Group to make distributions and to pay taxes and other expenses, and may be limited by contractual restrictions and obligations.
As a holding company, our ability to make distributions or to pay taxes and other expenses is subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly distributions to our Class A Shareholders. Accordingly, we expect to cause the Sculptor Operating Group to make distributions to Sculptor Corp in an amount sufficient to enable us to pay distributions to our Class A Shareholders and make required tax payments and payments under the tax receivable agreement; however, no assurance can be given that such distributions will or can be made. The members of the Sculptor Operating Group are subject to certain restrictions under the 2020 Credit Agreement that limit their ability to make distributions. Consequently, no assurance can be given that the Sculptor Operating Group will or can make such distributions to Sculptor Corp. Our Board of Directors can change our distribution policy or reduce or eliminate our distributions at any time, in its discretion. The Sculptor Operating Group may make minimum tax distributions to its direct unit holders, to which our Class A Shareholders may not be entitled, as distributions on Group B Units to Sculptor Corp that may be used to settle tax liabilities, if any, and make payments under the tax receivable agreement or settle other obligations. In addition, the Sculptor Operating Group may make distributions to our executive managing directors in respect of their Class C Non-Equity Interests with respect to cash awards granted to them from time to time. As a result, Class A Shareholders may not receive any distributions at a time when our executive managing directors are receiving distributions on their Class C Non-Equity Interests or their other ownership interests. If the Sculptor Operating Group has insufficient funds to make such distributions, we may have to borrow additional funds or sell assets, which could have a material adverse effect on our business, financial condition or results of operations.
Furthermore, by paying cash distributions rather than investing that cash in our business, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.
There may be circumstances under which we are restricted from making distributions under applicable law or regulation (for example, our Board of Directors may only declare and pay dividends either out of our surplus (as defined in DGCL) or in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year) or under our 2020 Credit Agreement.

The declaration and payment of any future distributions will be at the sole discretion of our Board of Directors, which may change our distribution policy or reduce or eliminate our distributions at any time, in its discretion, and may be subject to contractual obligations and restrictions under Delaware law.
Because we have historically earned and recognized most of our incentive income in the fourth quarter of each year, we anticipate that quarterly distributions in respect of the first three calendar quarters will be disproportionate to distributions in respect of the last calendar quarter, which will typically be paid in the first calendar quarter of the following year. Our Board of Directors will take into account such factors as it may deem relevant, including general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; contractual restrictions and obligations, including payment obligations pursuant to the tax receivable agreement and restrictions pursuant to our 2020 Credit Agreement; legal, tax and regulatory restrictions; and other restrictions and implications on the payment of distributions by us to our Class A Shareholders or by our subsidiaries to us and such other factors as our Board of Directors may deem relevant. Any compensatory payments made to our employees, as well as payments that Sculptor Corp makes under the tax receivable agreement and distributions to holders of ownership interests in respect of their tax liabilities arising from their direct ownership of ownership interests, will reduce amounts that would otherwise be available for distribution on our Class A Shares. In addition, discretionary income allocations on Class C Non-Equity Interests as determined by the Chairman of the Partner Management Committee (or, in the event there is no Chairman, the full Partner Management Committee acting by majority vote) in conjunction with our Compensation Committee with respect to our executive officers, relating to cash awards granted to our executive managing directors will also reduce amounts available for distribution to our Class A Shareholders. We have granted RSUs that may settle in Class A Shares to certain of our executive managing directors, managing directors and other employees, and to certain independent members of our Board of Directors. All of these RSUs accrue distributions (except with respect to certain RSUs, during the Distribution Holiday) to be paid if and when the underlying RSUs vest. Distributions may be paid in cash or in additional RSUs that accrue additional distributions and will be settled at the same time the underlying RSUs vest.
The declaration and payment of any distribution may be subject to legal, contractual or other restrictions. For example, as a Delaware corporation, our Board of Directors may only declare and pay dividends either out of our surplus (as defined in DGCL) or in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, we may not be permitted to make certain distributions if we are in default under our 2020 Credit Agreement. Our cash needs and payment obligations may fluctuate significantly from quarter to quarter, and we may have material unexpected expenses in any period. This may cause amounts available for distribution to significantly fluctuate from quarter to quarter or may reduce or eliminate such amounts.
We will be required to pay amounts under the tax receivable agreement we are party to for most of the actual tax benefits we realize as a result of the tax basis step-up we receive in connection with an exchange common units in the Sculptor Operating Group for Class A Shares. In certain circumstances, payments under the tax receivable agreement may be accelerated and/or could exceed the actual tax benefits we realize.
We generally receive a tax benefit when common units in the Sculptor Operating Group are acquired or exchanged because our tax basis in our distributive share of the Sculptor Operating Group assets generally increases as a result of these acquisitions or exchanges. We are a party to a tax receivable agreement with active and former executive managing directors and the Ziffs, that originally required us to pay 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of such an increase in tax basis. The tax receivable agreement was amended to provide that no payments were due under the tax receivable agreement in respect of the 2017 tax year and only partial payments (based on comparing taxable income and economic income) were due in respect of the 2018 tax year, and the percentage of cash savings required to be paid with respect to the 2019 tax year and thereafter, as well as with respect to cash savings from subsequent exchanges, will be reduced to 75%.
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
Were the Internal Revenue Service (“IRS”) to successfully challenge all or a part of increased deductions and a tax basis increase, our executive managing directors and the Ziffs who have received payments under the tax receivable agreement will not reimburse the corporate taxpayers for any such payments that have been previously made. As a result, in certain circumstances, payments could be made to our executive managing directors and the Ziffs under the tax receivable agreement in excess of the corporate taxpayers’ cash tax savings. The corporate taxpayers’ ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, including the timing and amount of our future income.
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
Risks Related to Our Shares
The market price and trading volume of our Class A Shares have been and may continue to be highly volatile, which could result in rapid and substantial losses for our shareholders.
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
•The impact of the ongoing COVID-19 pandemic.
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
•Inability to develop or successfully execute on business strategies or plans.
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
The market price of our Class A Shares could decline as a result of sales of a large number of our Class A Shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2020, 22,903,571 Class A Shares were outstanding and 3,693,712 interests were outstanding pursuant to our Amended and Restated 2007 Equity Incentive Plan. The Amended and Restated 2007 Equity Incentive Plan expired on November 11, 2017, and no new awards may be granted thereunder on or after that date. As of December 31, 2020, 20,844,397 interests were outstanding pursuant to our 2013 Incentive Plan, and approximately 9,241,058 Class A Shares and other plan interests remain available for future grant under that plan. The Class A Shares reserved under our 2013 Incentive Plan are increased on the first day of each fiscal year during the plan’s term by 15% of any increase in the number of outstanding Class A Shares (assuming the exchange of all outstanding Sculptor Operating Group common units (other than Group B Units) for Class A Shares) from the number outstanding on the first day of the immediately preceding fiscal year.
As of December 31, 2020, our executive managing directors owned an aggregate of 28,995,326 Group A and E Units. The holder of any Group A Units generally has the right to exchange each of his or her Group A Units for one of our Class A Shares (or, at our option, the cash equivalent thereof), subject to vesting and transfer restrictions under the Sculptor Operating Partnerships’ limited partnership agreements and the Class A Unit Exchange Agreement. The Group E Units convert into Group A Units to the extent they have become economically equivalent to Group A Units. Prior to the expiration of the Distribution Holiday, the Exchange Committee (comprised of our Chief Executive Officer and the Chief Financial Officer), in consultation with the Board of Directors, shall have the authority to permit exchanges of vested and booked-up Group A Units, which exchanges shall be made available to all holders of such vested and booked-up Group A Units on a pro rata basis. Beginning on the final day of the Distribution Holiday, each of our executive managing directors may exchange his or her vested Group A Units over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions (including, among other things, in connection with our insider trading policy in respect of affiliate holders and in certain circumstances where the exchange would be likely to impact our ability to use net operating losses).
As of December 31, 2020, our executive managing directors owned an aggregate of 3,385,000 Group P Units. The holder of any Group P Unit generally has the right to exchange each of his or her Group P Units for one of our Class A Shares (or, at our option, the cash equivalent thereof), subject to service and performance criteria, and only to the extent there has been a sufficient amount of appreciation for the Group P Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). See Note 13 to our consolidated financial statements included in this report for additional information regarding the terms of the Group P Units.
We are party to a registration rights agreement, as amended, with our executive managing directors pursuant to which we granted them certain “piggyback” registration rights with respect to the resale of all Class A Shares delivered in exchange for Group A Units or otherwise held from time to time by our executive managing directors, including after an exchange of Group P Units. We will agree to file with the SEC a shelf registration statement or a prospectus supplement or other supplemental materials to an existing shelf registration statement, no later than the first “established exchange date” under the Class A Unit Exchange Agreement, providing for registration and resale of the Class A Shares that may be delivered in exchange for Operating Group Units (as provided for in the registration rights agreement) or otherwise held from time to time by the executive managing directors.
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
Our current and former executive managing directors own all of our Class B Shares, which as of December 31, 2020, represent approximately 47.4% of the total combined voting power of our Company, excluding the voting power of the Class B Shares that relate to our Group A-1 Units, which represent 11.5% of our total combined voting power, and are voted pro rata in accordance with the vote of our Class A Shares until such time as the relevant Group E Units become vested, or are forfeited.
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

As a result of the Recapitalization and the Corporate Classification Change, we expect to pay more corporate income taxes and may be required to make accelerated payments under the tax receivable agreement compared to under our prior structure. In addition, we may fail to realize some or all of the benefits of the Corporate Classification Change, or those benefits could take longer to materialize than expected, which could have a material and adverse effect on the trading price of the Class A Shares.
We converted from a partnership to a corporation for U.S. federal income tax purposes, effective April 1, 2019 (the “Corporate Classification Change”). Following the Corporate Classification Change, all of our net income has become subject to U.S. federal (and state and local) corporate income taxes, which reduces the amount of cash available for distributions or for reinvestment in our business. The maximum U.S. federal corporate income tax rate is currently 21%, but this rate may increase in the future, which would cause us to pay more corporate income taxes than currently anticipated.
We generally receive a tax benefit when common units in the Sculptor Operating Group are acquired or exchanged because our tax basis in our distributive share of the Sculptor Operating Group assets generally increases as a result of these acquisitions or exchanges. We are a party to a tax receivable agreement with active and former executive managing directors and the Ziffs, that originally required us to pay 85% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of such an increase in tax basis. The tax receivable agreement was amended to provide that the percentage of cash savings required to be paid with respect to the 2019 tax year and thereafter, as well as with respect to cash savings from subsequent exchanges, will be reduced to 75%. We expect corporate-entity-level taxes and payments under the tax receivable agreement will accelerate as a result of the Recapitalization and the Corporate Classification Change.
During the Distribution Holiday, net income and distributions of the Sculptor Operating Group that previously would have been allocated and distributed pro rata among the Sculptor Operating Group Units will be allocated and distributed solely to the Group B Units. This will result in increased corporate income taxes and acceleration of the utilization of our deferred tax assets, and may result in accelerated payments under the tax receivable agreement.
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
The TCJA made significant changes to the taxation of U.S. business entities, including reducing the corporate income tax rate from 35% to 21%, eliminating the corporate alternative minimum tax, restricting deductions allowed for net operating losses beginning in 2018 to 80% of current year taxable income, permitting those net operating losses to be carried forward indefinitely, limiting the deductibility of business interest to 30% of “adjusted taxable income” (which is similar to EBITDA before 2022 and EBIT beginning in 2022), and making certain modifications to section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), among other changes. Under the regulations issued by the U.S. Treasury (the “ Treasury Regulations”), partnership guaranteed payments for the use of capital may under certain circumstances be characterized as interest for purposes of the aforementioned limitation on the deductibility of business interest. In addition, recently finalized Treasury Regulations under section 162(m) of the Code would limit deductions for compensation paid by a partnership for services performed for it by covered employees of a corporation that is a partner in the partnership. The aforementioned limitation on the deductibility of business interest and the final Treasury Regulations under section 162(m) could reduce deductions available to us.

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
If you sell your Class A Shares, you will generally recognize a gain or loss equal to the difference between the amount realized and the adjusted tax basis in those Class A Shares. Prior distributions to you for periods prior to the Corporate Classification Change in excess of the total net taxable income allocated to you for such periods, which decreased the tax basis in your Class A Shares, will in effect become taxable income to you if the Class A Shares are sold in a taxable disposition at a price greater than your tax basis in those Class A Shares, even if the price is less than the original cost.
New rules regarding U.S. federal income tax liability arising from IRS audits of partnerships could adversely affect shareholders.
For taxable years of entities treated as partnerships for U.S. federal income tax purposes beginning on or after January 1, 2018, U.S. federal income tax liability arising from an IRS audit will be borne by the entity, unless certain alternative methods are available and the entity elects to utilize them. Under the new rules, it is possible that holders or the entity itself may bear responsibility for taxes attributable to adjustments to the taxable income of the entity with respect to tax years that closed before the holder owned an interest in the entity. Accordingly, this new legislation may adversely affect certain of our shareholders for periods prior to the Corporate Classification Change in certain cases and could affect the Sculptor Operating Partnerships, which will continue to be classified as partnerships for U.S. federal income tax purposes. These new rules differ from the prior rules, which generally provided that tax adjustments only affected the persons who were partners in the partnership in the tax year in which the item was reported on the partnership’s tax return. The changes created by these new rules are uncertain and in many respects depend on the promulgation of future regulations or other guidance by the IRS or the U.S. Treasury.
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

Item 3. Legal Proceedings
We are from time to time involved in litigation, investigations, inquiries, disputes, and other potential claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over us and our business activities. This has resulted in, or may in the future result in, regulatory agency investigations, litigation and subpoenas, and related sanctions and costs. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues,” “—Increased regulatory focus in the U.S. could result in additional burdens on our business,” and “—Regulatory changes in jurisdictions outside the U.S. could adversely affect our business.” See Note 18 to our consolidated financial statements included in this report for additional information.
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
As of February 17, 2021, there were 9 holders of record of our Class A Shares. A substantially greater number of holders of our Class A Shares are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Recent Sales of Unregistered Securities
None.

SCU Stock Performance
The line graph and table below compares the cumulative total return on our Class A Shares with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Financials Index for the period of December 31, 2015 through December 31, 2020. The graph and table assume that $100 was invested simultaneously on December 31, 2015 in our Class A Shares, the S&P 500 Index and the S&P 500 Financials Index, respectively, that these investments were held until December 31, 2020, and that all dividends were reinvested. The past performance of our Class A Shares is not an indication of future performance.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$0
Dec 2015
Dec 2016
Dec 2017
Dec 2018
Dec 2019
Dec 2020
SCU
SPX
S5FINL

	Period Ended December 31,
	2015	2016	2017	2018	2019	2020
Sculptor Capital Management, Inc.	$100.00	$53.13	$41.12	$16.14	$40.74	$28.61
S&P 500 Index	$100.00	$111.95	$136.38	$130.39	$171.44	$202.96
S&P 500 Financials Index	$100.00	$122.75	$149.92	$130.37	$172.21	$169.19

Item 6. Selected Financial Data
Not Applicable.

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
Overview
2020 was a challenging yet pivotal year for us. The Sculptor Master Fund generated its strongest returns in over a decade. Through the 2020 Credit Agreement described below, we continued strengthening our balance sheet, leaving us with the most stable and flexible capital structure since 2007. We settled U.S. v. Oz Africa Management GP, LLC, Cr. No. 16-515 (NGG) (EDNY) in 2020, which put all legal issues stemming from legacy dealings in Africa behind us. We also had one of the best fundraising efforts in five years in our multi-strategy and opportunistic credit funds, raising over a billion dollars of new capital into our multi-strategy and opportunistic credit funds, and held the final closing of our largest ever opportunistic real estate fund, Sculptor Real Estate Fund IV, with almost $2.6 billion in commitments.
COVID-19 Pandemic
In 2020, the COVID-19 pandemic spread across the world, resulting in a wide-spread economic downturn. We successfully executed our business continuity plan and continued operations with no material interruptions by implementing a work from home model necessary to protect the health and well-being of our employees and in response to mandated precautions, where applicable. We also reached out to our critical vendors to ensure that they are well positioned to operate during the pandemic. We rely significantly on the effectiveness of our information technology infrastructure to continue our operations and to continue to maintain appropriate controls over operations, treasury function, accounting and financial reporting.
The COVID-19 pandemic impacted our results negatively in the first quarter of 2020, and those impacts mostly reversed in the subsequent quarters. However, due to the uncertainty over the timing and extent of any possible global economic recovery, we cannot readily estimate or determine the effects that the ongoing COVID-19 pandemic will ultimately have on our future business and financial results. Please see the COVID-19 commentary included throughout this MD&A, including “—Liquidity and Capital Resources,” “Part I—Item 1A. Risk Factors” and Note 1 to our consolidated financial statements included in this annual report for additional information.
2020 Credit Agreement
On September 25, 2020, we entered into a new financing facility, the 2020 Credit Agreement, consisting of (i) a senior secured term loan facility in an initial aggregate principal amount of $320.0 million (the “2020 Term Loan”) and (ii) a senior secured revolving credit facility in an initial aggregate principal amount of $25.0 million (the “2020 Revolving Credit Facility”). Upon the closing of the 2020 Credit Agreement in the fourth quarter of 2020, we used the proceeds from the 2020 Term Loan to repay in full our existing 2018 Term Loan and Debt Securities, as well as to redeem the 2019 Preferred Units in full, which allowed us to capture $62.3 million of negotiated discounts available under the Debt Securities and the 2019 Preferred Units. In connection with the 2020 Credit Agreement, we issued warrants to purchase approximately 4.3 million Class A Shares and provided the counterparty a seat on our Board of Directors. Through January 2021, we voluntarily prepaid an aggregate of $175.0 million of the 2020 Term Loan, leaving a balance of $145.0 million, which is due at maturity. As a result of the prepayments, we are no longer subject to the cash sweep or financial maintenance covenants other than the $20.0 billion minimum fee-paying assets under management covenant. The 2020 Revolving Credit Facility remains undrawn and available for working capital and general corporate purposes. Please see “—Liquidity and Capital Resources” for additional information.
Litigation Settlement
On November 4, 2020, the U.S. District Court for the Eastern District of New York (the “Court”) ordered restitution consistent with the terms of the settlement agreement between Oz Africa Management GP, LLC (“Oz Africa”) and certain former shareholders of Africo Resources Ltd. Oz Africa paid approximately $138.0 million to former shareholders of Africo

Resources Ltd. and our Deferred Prosecution Agreement was terminated shortly thereafter. With the completion of the foregoing events, we have put all legal issues stemming from legacy dealings in Africa behind us.
Overview of Our Financial Results
We reported a GAAP net income of $170.7 million in 2020, compared to net income of $51.4 million in 2019. The increase in net income attributable to Class A Shareholders for 2020 was primarily due to higher incentive income and management fees, partially offset by higher operating expenses. Also impacting our results to Class A Shareholders was an adjustment to the redemption value of Preferred Units recognized in connection with the Recapitalization in the first quarter of 2019 that increased net income attributable to Class A Shareholders in 2019 by $44.4 million. In 2020, an adjustment of $7.0 million to the redemption value of the Preferred Units, related to the accrual of distributions on the units, decreased amounts attributable to Class A Shareholders. Please see “—Results of Operations” for detailed discussion of the drivers of our results.
Economic Income was $306.1 million in 2020, compared to $135.9 million in 2019. This increase was primarily due to higher incentive income and management fees, lower professional services expenses, and lower salaries and benefits, partially offset by higher legal settlements and provisions, higher bonus expense driven by performance, higher interest expense, and lower interest income.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $36.8 billion as of December 31, 2020. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $24.7 billion, comprising 67% of our total assets under management as of December 31, 2020. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $26.3 billion, comprising 71% of assets under management as of December 31, 2020.
Assets under management in our multi-strategy funds totaled $10.5 billion as of December 31, 2020, increasing $1.2 billion, or 13%, year-over-year. This change was driven by performance-related appreciation of $1.7 billion, partially offset by net capital outflows of $463.8 million, primarily in the Sculptor Master Fund, our largest multi-strategy fund.
Sculptor Master Fund generated a gross return of 26.4% and a net return of 19.5% year-to-date through December 31, 2020. Broad strength in risk assets rewarded our dynamic capital allocation and risk management framework. All of Sculptor Master Fund’s risk-taking strategies generated positive performance in 2020. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the Sculptor Master Fund.
Assets under management in our dedicated credit products totaled $22.0 billion as of December 31, 2020, remaining relatively flat year-over-year. Assets under management in our opportunistic credit funds totaled $6.3 billion as of December 31, 2020, increasing $262.5 million, or 4%, year-over-year. This was driven by $246.9 million of performance-related appreciation and $197.4 million of net inflows, partially offset by $181.8 million of distributions in our closed-end opportunistic credit funds.
Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 1.1% and a net return of -1.5% year-to-date through December 31, 2020. The gross return was primarily driven by broad-based positive performance in both spread-based investments where we added exposure during the crisis, in addition to a resurgence amongst our largest process-driven holdings. We deployed approximately $800.0 million of capital into credit in the Sculptor Credit Opportunities Master Fund at the height of the crisis, which helped drive a 23.1% net return for the fund from April 1, 2020 through year-end. Assets under management for the fund were $2.5 billion as of December 31, 2020.
Assets under management in Institutional Credit Strategies totaled $15.7 billion as of December 31, 2020, remaining relatively flat year-over-year. This was driven primarily by the launch of a European CLO and an aircraft securitization vehicle in 2020, partially offset by a reduction in assets under management related to a decrease in the number of aircraft serving as collateral in certain of our aircraft securitization vehicles, as well as changes in underlying collateral values.

Assets under management in our real estate funds totaled $4.3 billion as of December 31, 2020, increasing $914.8 million, or 27%, year-over-year primarily due to additional closings of Sculptor Real Estate Fund IV, which had its final closing in the second quarter of 2020, and related co-investment vehicles, partially offset by $619.6 million of distributions and other reductions, primarily related to the expiration of the investment periods of Sculptor Real Estate Credit Fund I. Since inception through December 31, 2020, the gross internal rate of return (“IRR”) was 27.9% and 18.3% net for Sculptor Real Estate Fund III (for which the investment period ended in September 2019). Despite the volatility across the real estate and capital markets in 2020, we continued to be very active in both new investments as well as providing liquidity to our investors. Across our real estate platform, we deployed approximately $700.0 million of capital into new investments and distributed nearly half a billion dollars back to our investors.
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
In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific company events, we could experience increased redemptions and a consequent reduction in our assets under management. Over the past few years, our assets under management have declined and this trend may continue to some extent for some period of time in light of the 2016 settlements and the global economic downturn as a result of the ongoing COVID-19 pandemic. Throughout the latter part of 2017 and 2018, net outflows from our multi-strategy funds began to normalize and were partially offset by growth in our Institutional Credit Strategies business, as well as positive fund performance. Our largest fund, the Sculptor Master Fund, generated performance-related appreciation through December 31, 2020, despite experiencing significant performance-related depreciation in the first quarter of 2020 driven by the market and economic impacts of the ongoing COVID-19 pandemic, which had a negative impact on our incentive income during that quarter. Although we generated strong returns that offset the first quarter losses, the ongoing COVID-19 pandemic has affected almost every segment of the global economy and may have a negative impact on our assets under management, management fees and incentive income in future periods.
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of December 31, 2020, approximately 3% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 46% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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
Appreciation (depreciation) in the tables below reflects the aggregate net capital appreciation (depreciation) for the entire period and is presented on a total return basis, net of all fees and expenses (except incentive income on Special Investments), and includes the reinvestment of all dividends and other income. Management fees and incentive income vary by product. Appreciation (depreciation) within Institutional Credit Strategies includes the effects of changes in the par value of the underlying collateral of the CLOs and CBO, foreign currency translation changes in the measurement of assets under management of our European CLOs and changes in the portfolio appraisal values for aircraft securitization vehicles.
Summary of Changes in Assets Under Management
The tables below present the changes to our assets under management for the respective periods based on the type of funds or investment vehicles we manage.

	Year Ended December 31, 2020
	December 31, 2019	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2020

	(dollars in thousands)
Multi-strategy funds	$9,332,118	$(463,780)	$(23,225)	$1,658,911	$10,504,024
Credit
Opportunistic credit funds	6,025,306	197,387	(181,773)	246,857	6,287,777
Institutional Credit Strategies	15,710,319	769,821	(861,629)	79,316	15,697,827
Real estate funds	3,393,876	1,529,554	(619,580)	4,798	4,308,648
Other	8,311	20	(8,331)	—	—
Total	$34,469,930	$2,033,002	$(1,694,538)	$1,989,882	$36,798,276

	Year Ended December 31, 2019
	December 31, 2018	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2019

	(dollars in thousands)
Multi-strategy funds	$10,420,858	$(2,391,604)	$(65,358)	$1,368,222	$9,332,118
Credit
Opportunistic credit funds	5,751,411	183,390	(47,312)	137,817	6,025,306
Institutional Credit Strategies	13,491,734	2,523,928	(134,112)	(171,231)	15,710,319
Real estate funds	2,577,040	2,005,902	(1,195,235)	6,169	3,393,876
Other	286,635	(62,728)	(215,975)	379	8,311
Total	$32,527,678	$2,258,888	$(1,657,992)	$1,341,356	$34,469,930
In the year ended December 31, 2020, our funds experienced performance-related appreciation of $2.0 billion and net inflows of $2.0 billion. The net inflows were comprised of (i) $3.4 billion of gross inflows, driven by over $1.0 billion of new assets into our multi-strategy and opportunistic credit hedge funds, the final closes of Sculptor Real Estate Fund IV and the launch of a European CLO and an aircraft securitization vehicle, and (ii) $1.4 billion of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds. Distributions and other reductions of $1.7 billion were driven primarily by Institutional Credit Strategies, as a result of a decrease in the number of aircraft serving as collateral in certain of our aircraft securitization vehicles for which we act as collateral manager, and by our real estate funds, which was primarily due to the expiration of the investment period for Sculptor Real Estate Credit Fund I. In 2020, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from corporate and other institutions, pensions, and private banks, while pensions and private banks were the largest source of gross outflows.
As of February 1, 2021, estimated assets under management decreased to $36.4 billion, driven by $139.5 million of net outflows, $174.9 million of performance-related depreciation, and approximately $54.6 million of distributions and other reductions to investors in certain funds, including paydowns in certain of our CLOs.
In the year ended December 31, 2019, our funds experienced performance-related appreciation of $1.3 billion and net inflows of $2.3 billion. The net inflows were comprised of (i) $5.3 billion of gross inflows, primarily due to launches of new CLOs and aircraft securitization vehicles, and our first CBO, and closes of Sculptor Real Estate Fund IV and a related co-investment vehicle; and (ii) $3.1 billion of gross outflows due to redemptions, primarily in our multi-strategy funds. We also had $1.7 billion of distributions and other reductions, primarily related to the expiration of the investment period of Sculptor Real Estate Fund III and related co-investment vehicles. In 2019, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from pensions, corporations, institutional and other investors, and fund-of-funds, while related parties were the largest source of gross outflows. Gross outflows include approximately $1.1 billion of redemptions to former executive managing directors, the majority of which was redeemed in connection with the Recapitalization.
Weighted-Average Assets Under Management and Average Management Fee Rates
The table below presents our weighted-average assets under management and average management fee rates. Weighted-average assets under management exclude the impact of fourth quarter investment performance for the periods presented, as these amounts generally do not impact management fees calculated for those periods. The average management fee rates presented below take into account the effect of non-fee paying assets under management. Please see the respective sections below for average management fee rates by fund type. Our average management fee may vary from period to period based on the mix of products that comprise our assets under management.

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Weighted-average assets under management	$34,849,876	$32,528,795
Average management fee rates	0.72%	0.73%
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
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 1.00% to 2.25% annually of assets under management. For the fourth quarter of 2020, our multi-strategy funds had an average management fee rate of 1.29%.
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

			Returns for the Year Ended December 31,				Annualized Returns Since Inception Through December 31, 2020
	Assets Under Management as of December 31,		2020		2019
	2020	2019	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Sculptor Master Fund(1)	$9,657,101	$8,587,306	26.4%	19.5%	21.5%	16.6%	16.8%	(2)	11.7%	(2)
Sculptor Enhanced Master Fund	831,065	667,539	23.6%	17.4%	29.1%	22.6%	15.5%		10.7%
Other funds	15,858	77,273	n/m	n/m	n/m	n/m	n/m		n/m
	$10,504,024	$9,332,118
_______________
n/m not meaningful
(1)The returns for the Sculptor Master Fund exclude Special Investments. Special Investments in the Sculptor Master Fund are held by investors representing a small percentage of assets under management in the fund. Inclusive of these Special Investments, the returns of the Sculptor Master Fund for year ended December 31, 2020 were 25.3% gross and 18.6% net, for year ended December 31, 2019 were 19.6% gross and 14.8% net, and annualized since inception through December 31, 2020 were 16.5% gross and 11.6% net.
(2)The annualized returns since inception are those of the Sculptor Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Sculptor Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of December 31, 2020, the annualized returns since the Sculptor Master Fund’s inception on January 1, 1998 were 13.6% gross and 9.2% net excluding Special Investments and 13.2% gross and 9.0% net inclusive of Special Investments.
The $1.2 billion, or 13%, year-over-year increase in assets under management in our multi-strategy funds was primarily due to performance-related appreciation of $1.7 billion, partially offset by capital net outflows of $463.8 million, primarily from the Sculptor Master Fund, our largest multi-strategy fund. In 2020, the largest sources of gross inflows into our multi-strategy funds were from private banks, while the largest sources of gross outflows were attributable to private banks and pensions.
In 2020, the Sculptor Master Fund generated a gross return of 26.4% and a net return of 19.5%. Broad strength in risk assets rewarded our dynamic capital allocation and risk management framework. All of Sculptor Master Fund’s risk-taking strategies generated positive performance in 2020.

In 2019, the Sculptor Master Fund generated a gross return of 21.5% and a net return of 16.6%. Sculptor Master Fund delivered positive returns across all major strategies. Fundamental equities led multi-strategy performance in 2019, as we generated gains across all geographies. Merger arbitrage and convertible and derivative arbitrage were also strong contributors with gains across all geographies, primarily in the U.S. Corporate credit and structured credit also generated gains in both Europe and the U.S. These gains were partially offset by losses in private investments in the U.S. and Asia.
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
Credit

	Assets Under Management as of December 31,
	2020	2019

	(dollars in thousands)
Opportunistic credit funds	$6,287,777	$6,025,306
Institutional Credit Strategies	15,697,827	15,710,319
	$21,985,604	$21,735,625
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.75% to 2.00% annually of the net asset value of these funds. For the fourth quarter of 2020, our opportunistic credit funds had an average management fee rate of 0.88%.

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

			Returns for the Year Ended December 31,				Annualized Returns Since Inception Through December 31, 2020
	Assets Under Management as of December 31,		2020		2019
	2020	2019	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Sculptor Credit Opportunities Master Fund(1)	$2,474,705	$1,604,275	1.1%	-1.5%	2.7%	1.2%	13.4%	9.4%
Customized Credit Focused Platform	3,466,024	3,251,159	See below for return information on our Customized Credit Focused Platform.
Closed-end opportunistic credit funds	347,048	537,213	See below for return information on our closed-end opportunistic credit funds.
Other funds	—	632,659	n/m	n/m	n/m	n/m	n/m	n/m
	$6,287,777	$6,025,306
_______________
n/m not meaningful
(1)The returns for the Sculptor Credit Opportunities Master Fund exclude Special Investments. Special Investments in the Sculptor Credit Opportunities Master Fund are held by investors representing a small percentage of assets under management in the fund. Inclusive of these Special Investments, the returns of the Sculptor Credit Opportunities Master Fund for year ended December 31, 2020 were 0.7% gross and -1.8% net, for year ended December 31, 2019 were 2.9% gross and 1.4% net, and annualized since inception through December 31, 2020 were 12.9% gross and 9.1% net.
Assets under management in our opportunistic credit funds increased by $262.5 million, or 4%, year-over-year. This was driven by $246.9 million of performance-related appreciation, and $197.4 million of net inflows, partially offset and $181.8 million of distributions in our closed-end opportunistic credit funds.
In 2020, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 1.1% and a net return of -1.5%. The gross return was primarily driven by broad-based positive performance in both spread-based investments where we added exposure during the crisis, in addition to a resurgence amongst our largest process-driven holdings. We deployed approximately $800.0 million of capital into credit in the Sculptor Credit Opportunities Master Fund at the height of the crisis, which helped drive a 23.1% net return for the fund from April 1, 2020 through year-end.
In 2019, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 2.7% and a net return of 1.2%. Performance was broad-based with gains across both the structured and corporate credit strategies.

	Weighted Average Return for the Year Ended December 31,(2)				Inception to Date as of December 31, 2020
	2020		2019		IRR		Net Invested Capital Multiple(5)
Customized Credit Focused Platform	Gross	Net	Gross	Net	Gross(3)	Net(4)
Opportunistic Credit Performance(1)	11.7%	8.7%	7.2%	5.5%	15.4%	11.8%	2.0x
_______________
(1)Performance presented is for the opportunistic credit strategies in the Customized Credit Focused Platform. As of December 31, 2020, approximately 95% of the invested capital in the Customized Credit Focused Platform is invested in the Platform’s opportunistic credit strategies.
(2)Weighted Average Returns reflect the total profit & loss divided by the weighted average capital base for the period.
(3)Gross IRR represents estimated, unaudited, annualized pre-tax returns based on the timing of cash inflows and outflows for each investment. It is calculated in the same manner as Net IRR, however, it does not reflect adjustments to cash flows related to incentive income, management fees and the applicable fund expenses. Gross IRR represents the estimated, unaudited, annualized pre-tax return based on the actual and/or projected timing of cash inflows from, and outflows to, investors for each investment (irrespective of any funding from a credit facility or other third-party financing source used by the Customized Credit Focused Platform). In certain cases, funding from a credit facility or other third party financing source was initially used by the Customized Credit Focused Platform to acquire an investment or pay certain expenses, which may have the effect of increasing the Gross IRR above that which would have been presented, had drawdowns from limited partners been initially used to acquire the investment or pay such expenses. Gross IRR is adjusted for actual investment expenses, but is not adjusted for management fees, incentive income or other fees or expenses to be paid by the Customized Credit Focused Platform, which would reduce the return. Gross IRR includes the effect of investment hedges as determined by the Company. There can be no assurance that an appropriate hedge will be identified for each investment or that an appropriate hedge will be available for all investments.
(4)Net IRR is the Gross IRR adjusted to reflect actual management fees, incentive income and expenses incurred by the Customized Credit Focused Platform.
(5)Net Invested Capital Multiple: Given the Customized Credit Focused Platform has an active liquid investment program, a key element of which includes ramping up and ramping down depending on market conditions - much of which has recently been deployed - this is a multiple measuring the current net asset value over the net invested capital, where net invested capital represents cumulative contributions less cumulative distributions.
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

	Assets Under Management as of December 31,		Inception to Date as of December 31, 2020
	2020	2019	Total Commitments	Total Invested Capital(1)	Gross IRR(2)	Net IRR(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Sculptor European Credit Opportunities Fund (2012-2015)	$—	$—	$459,600	$305,487	15.7%	11.8%	1.5x
Sculptor Structured Products Domestic Fund II (2011-2014)	15,602	54,935	326,850	326,850	19.4%	15.3%	2.1x
Sculptor Structured Products Offshore Fund II (2011-2014)	14,119	59,288	304,531	304,531	16.8%	13.1%	1.9x
Sculptor Structured Products Offshore Fund I (2010-2013)	4,417	4,661	155,098	155,098	23.8%	19.1%	2.1x
Sculptor Structured Products Domestic Fund I (2010-2013)	4,088	4,363	99,986	99,986	22.6%	18.0%	2.0x
Other funds	308,822	413,966	309,000	91,347	n/m	n/m	n/m
	$347,048	$537,213	$1,655,065	$1,283,299
_______________
n/m not meaningful
(1)Represents funded capital commitments net of recallable distributions to investors.
(2)Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of December 31, 2020, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.
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

Institutional Credit Strategies
Institutional Credit Strategies is our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs, aircraft securitization vehicles, CBOs, and other customized solutions for clients.
Assets under management for Institutional Credit Strategies are generally based on the par value of the collateral and cash held for CLOs and CBO, and adjusted portfolio values for our aircraft securitization vehicles. However, assets under management are reduced for any investments in these securitization vehicles held by our other funds to avoid double counting these assets. Management fees for Institutional Credit Strategies generally range from 0.30% to 0.50% annually of assets under management. For the fourth quarter of 2020, Institutional Credit Strategies had an average management fee rate of 0.48% gross of rebates on cross-investments from other funds we manage (0.37% net of such rebates). These average rates exclude the net impact of deferred subordinated management fees.
Incentive income from our CLOs and CBO is generally equal to 20% of the excess cash flows due to the holders of the subordinated notes issued by the CLOs and CBO and is generally subject to a 12% hurdle rate. Because of the hurdle rate and structure of our CLOs and CBO, we do not expect to earn a meaningful amount of incentive income from these entities, and therefore no return information is presented for these vehicles. We do not earn incentive income from our aircraft securitization vehicles.

	Most Recent Closing or Refinancing Year		Assets Under Management as of December 31,
		Deal Size	2020	2019

		(dollars in thousands)
Collateralized loan obligations	2017	$3,697,590	$3,013,016	$2,989,333
	2018	6,920,173	6,624,151	6,572,369
	2019	2,985,214	2,952,441	2,860,807
	2020	1,868,287	1,764,099	1,418,866
		15,471,264	14,353,707	13,841,375

Aircraft securitization vehicles	2018	696,000	475,415	497,611
	2019	1,128,000	382,764	1,052,972
	2020	472,732	181,105	—
		2,296,732	1,039,284	1,550,583

Collateralized bond obligation	2019	349,550	274,418	274,183
Other funds	n/a	n/a	30,418	44,178
		$18,117,546	$15,697,827	$15,710,319
Assets under management in Institutional Credit Strategies totaled $15.7 billion as of December 31, 2020, remaining relatively flat year-over-year. This was driven primarily by $861.6 million of distributions and other reductions due to a decrease in the number of aircraft serving as collateral in certain of our aircraft securitization vehicles for which we act as collateral manager, partially offset by $769.8 million of net inflows, driven by the launch of an additional European CLO and an aircraft securitization vehicle. In addition, in 2020 we refinanced three CLOs that were launched in 2016, 2017, and 2018, respectively.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.
Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.50% to 1.50% annually of assets under management; however, management fees for Sculptor Real Estate Credit Fund I are based on invested capital both during and after the investment period. For the fourth quarter of 2020, our real estate funds had an average management fee rate of 0.75%.
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
For funds that have concluded their investment periods, we expect assets under management to decrease as investments are sold and the related proceeds are distributed to the investors in these funds.

	Assets Under Management as of December 31,
	2020	2019

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I (2005-2010)	$—	$—
Sculptor Real Estate Fund II (2011-2014)	42,040	63,011
Sculptor Real Estate Fund III (2014-2019)	459,650	535,579
Sculptor Real Estate Fund IV (2019-2023)	2,593,339	1,408,049
Sculptor Real Estate Credit Fund I (2015-2020)	370,276	730,349
Other funds	843,343	656,888
	$4,308,648	$3,393,876

	Inception to Date as of December 31, 2020
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$408,081	$386,298	$847,612	25.5%	16.1%	2.2x	$386,298	$847,612	25.5%	2.2x
Sculptor Real Estate Fund II	839,508	762,588	1,563,454	32.8%	21.5%	2.1x	762,588	1,563,454	32.8%	2.1x
Sculptor Real Estate Fund III	1,500,000	1,055,713	1,763,295	27.9%	18.3%	1.7x	889,483	1,549,959	31.7%	1.7x
Sculptor Real Estate Fund IV(7)	2,596,024	336,041	401,482	n/m	n/m	n/m	—	—	n/m	n/m
Sculptor Real Estate Credit Fund I	736,225	496,715	577,134	16.2%	11.0%	1.2x	171,903	232,145	20.3%	1.4x
Other funds	1,158,004	467,368	635,623	n/m	n/m	n/m	67,245	129,723	n/m	n/m
	$7,237,842	$3,504,723	$5,788,600				$2,277,517	$4,322,893

	Unrealized Investments as of December 31, 2020
	Invested Capital	Total Value	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$—	$—	—
Sculptor Real Estate Fund II	—	—	—
Sculptor Real Estate Fund III	166,230	213,336	1.3x
Sculptor Real Estate Fund IV(7)	336,041	401,482	n/m
Sculptor Real Estate Credit Fund I	324,812	344,989	1.1x
Other funds	400,123	505,900	n/m
	$1,227,206	$1,465,707
_______________
n/m not meaningful
(1)An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.
(2)Invested capital represents total aggregate contributions made for investments by the fund.
(3)Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of December 31, 2020. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of December 31, 2020.
(4)Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of December 31, 2020, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.
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
(7)This fund has invested less than half of its committed capital; therefore, IRR and MOIC information is not presented, as it is not meaningful.
Assets under management in our real estate funds increased $914.8 million, or 27%, year-over-year due to net inflows of $1.5 billion, primarily due to additional closings of Sculptor Real Estate Fund IV, which had its final closing in the second quarter of 2020, and related co-investment vehicles, partially offset by $619.6 million of distributions and other reductions, primarily related to the expiration of the investment periods of Sculptor Real Estate Credit Fund I. Our real estate funds continue to deploy capital and generate strong returns with an 18.3% annualized net return in Sculptor Real Estate Fund III. Despite the volatility across the real estate and capital markets in 2020, we continued to be very active in both new investments as well as providing liquidity to our investors. Across our real estate platform, we deployed approximately $700.0 million of capital into new investments and distributed nearly half a billion dollars back to our investors.

Longer-Term Assets Under Management
As of December 31, 2020, approximately 67% of our assets under management were subject to initial commitment periods of three years or longer. Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information.

	December 31, 2020		December 31, 2019
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$463,681	$14,932	$344,623	$11,280
Credit
Opportunistic credit funds	4,250,444	14,925	4,012,023	143,134
Institutional Credit Strategies	15,683,304	—	15,667,058	—
Real estate funds	4,308,648	98,371	3,393,877	99,163
Other	—	—	8,311	—
	$24,706,077	$128,228	$23,425,892	$253,577
We generated an additional $77.6 million of accrued unrecognized incentive income due to our strong fund performance. We recognized $205.9 million of incentive income from our longer-term assets under management in 2020, including a portion of the incentive generated this year, reducing our accrued unrecognized incentive income to $128.2 million as of December 31, 2020.
We generally recognize incentive income in multi-strategy funds and open-end opportunistic credit funds at or near the end of their respective commitment periods, which are generally three to five years, when such amounts are probable of not significantly reversing. We begin recognizing incentive income related to assets under management in our closed-end opportunistic credit funds and real estate funds after the conclusion of their respective investment period, when such amounts are probable of not significantly reversing. However, these investment periods may generally be extended for an additional one to two years.
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

Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, the impact of differing management fee rates charged on those inflows and redemptions, as well as the impact of the deferral of subordinated management fees from certain CLOs. See “—Weighted-Average Assets Under Management and Average Management Fee Rates” for information on our average management fee rate and Note 12 to our consolidated financial statements in this annual report for additional information regarding management fees.
Incentive Income. We earn incentive income based on the cumulative performance of our funds over a commitment period. We recognize incentive income when such amounts are probable of not significantly reversing. See Note 12 to our consolidated financial statements in this annual report for additional information regarding incentive income.
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
Expenses
Compensation and Benefits. Compensation and benefits consist of salaries, employee benefits, payroll taxes, and discretionary and guaranteed cash bonus expenses. We generally recognize compensation and benefits expenses over the related service period.
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
Prior to 2019, we also issued Group D Units to executive managing directors. Group D Units were not considered equity under GAAP, and therefore no equity-based compensation expense was recognized for these units when they were granted. Distributions to holders of Group D Units were included within compensation and benefits in the consolidated statements of operations. Upon the conversion of Group D Units into Group E Units in connection with the Recapitalization, we recognized a one-time charge for the grant-date fair value of the vested units and began to amortize the grant-date fair value of the unvested units over the service period.
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
Interest Expense. Amounts included within interest expense relate primarily to indebtedness outstanding. See “—Liquidity and Capital Resources—Financing Arrangements” for additional information.
General, Administrative and Other. General, administrative and other expenses are comprised of professional services, occupancy and equipment, information processing and communications, recurring placement and related service fees, business development, insurance, foreign currency transaction gains and losses, and other miscellaneous expenses. Legal settlements and provisions are also included within general, administrative and other.
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
Net Gains (Losses) on Investments. Net gains (losses) on investments primarily consist of realized and unrealized net gains and losses on investments in our funds, including investments in U.S. government obligations, CLOs and other funds we manage.
Net Gains (Losses) of Consolidated Funds. Net gains (losses) of consolidated funds consist of net realized and unrealized gains and losses on investments held by the consolidated funds.
Changes in Fair Value of Warrant Liabilities. Changes in fair value of warrant liabilities represent gains (losses) from changes in fair value of the warrants.
Income Taxes
Income taxes consist of our provision for federal, state and local income taxes in the U.S. and foreign income taxes, including provisions for deferred income taxes resulting from temporary differences between the tax and GAAP bases. The computation of the provision requires certain estimates and significant judgment, including, but not limited to, the expected taxable income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences between the tax and GAAP bases and the likelihood of being able to fully utilize deferred income tax assets existing as of the end of the period.
The Sculptor Operating Partnerships are partnerships for U.S. federal income tax purposes. The Registrant was a partnership for U.S. federal income tax purposes until the Corporate Classification Change on April 1, 2019. Prior to the Corporate Classification Change, only a portion of the income we earned was subject to corporate-level income taxes in the U.S. and foreign jurisdictions. Following the Corporate Classification Change, generally all of the income allocated to the Registrant from the Sculptor Operating Group will be subject to corporate-level income taxes in the U.S. See Note 14 for additional information regarding significant items impacting our income tax provision and effective tax rate.

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
Prior to the fourth quarter of 2019, we consolidated certain of our opportunistic credit funds, wherein investors are able to redeem their interests after an initial lock-up period of up to three years. Allocations of earnings to these interests were reflected within net income (loss) attributable to redeemable noncontrolling interests in the consolidated statements of operations. Increases or decreases in the net income (loss) attributable to fund investors’ interests in consolidated funds were driven by the earnings of those funds as allocated under the contractual terms of the relevant fund agreements.
Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenues

	Year Ended December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Management fees	$270,753	$253,011	$17,742	7%
Incentive income	616,959	321,621	295,338	92%
Other revenues	9,218	15,982	(6,764)	(42)%
Income of consolidated funds	90	6,732	(6,642)	(99)%
Total Revenues	$897,020	$597,346	$299,674	50%
Total revenues increased $299.7 million, primarily due to the following:
•A $17.7 million increase in management fees, primarily due to the following:
•Multi-strategy funds. A $4.1 million decrease in multi-strategy funds due to lower average assets under management.
•Opportunistic credit funds. A $2.7 million increase in opportunistic credit funds due to higher average fee-paying assets under management in certain of our open-ended credit funds, as additional capital was called into our Customized Credit Focused Platform.
•Institutional Credit Strategies. A $3.8 million decrease in Institutional Credit Strategies, primarily due to the deferral of recognition in 2020 of $5.6 million of subordinated management fees from certain of the CLOs we manage, which was driven by the market and economic impacts of the ongoing COVID-19 pandemic and resulting ratings downgrades and defaults on certain of the collateral held by CLOs. As a result, certain impacted CLOs failed to satisfy one or more overcollateralization tests, and therefore, we stopped recognizing subordinated management fees for these CLOs until the collateral tests are remedied and such fees are paid, at which point they would not be probable of significantly reversing.
•Real estate funds. A $23.9 million increase in real estate funds, primarily due to the launch of Sculptor Real Estate Fund IV during the fourth quarter of 2019, which had its final closing in the second quarter of 2020. This increase was partially offset by a decrease in management fees from Sculptor Real Estate Fund III and related co-investment vehicles, driven by the step down in the management fee basis from committed capital to invested capital in the second quarter of 2019 as a result of the expiration of the investment period.

See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $295.3 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $137.2 million increase in incentive income from our multi-strategy funds, which was driven by strong fund performance, resulting in the following incentive increases: (i) a $113.6 million increase from assets under management subject to a one-year measurement period; and (ii) a $44.6 million increase in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management. These increases were partially offset by: (i) a $17.1 million decrease related to fund investor redemptions, as the level of redemptions came down; and (ii) a $3.9 million decrease from longer-term assets under management.
•Opportunistic credit funds. A $170.3 million increase in incentive income from our opportunistic credit funds, primarily driven by crystallizations from our multi-year Customized Credit Focused Platform.
•Real estate funds. A $13.0 million decrease in incentive income from our real estate funds, primarily due to lower realizations, as these will vary from period to period based on exit opportunities.
•A $6.8 million decrease in other revenues driven by a decrease in interest income due to lower interest rates.
•A $6.6 million decrease in income of consolidated funds, as substantially all of the assets related to the consolidated funds were deconsolidated in the third quarter of 2019.
Expenses

	Year Ended December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Compensation and benefits	$409,228	$418,349	$(9,121)	(2)%
Interest expense	21,100	24,900	(3,800)	(15)%
General, administrative and other	232,187	149,961	82,226	55%
Expenses of consolidated funds	53	646	(593)	(92)%
Total Expenses	$662,568	$593,856	$68,712	12%
Total expenses increased $68.7 million, primarily due to the following:
•An $82.2 million increase in general, administrative and other expenses primarily driven by a $100.3 million increase in legal settlements and provisions for the matter described in Note 18, and a $4.5 million increase in recurring placement and related service fees, driven by Sculptor Real Estate Fund IV, which held its final closing in the second quarter of 2020. These increases were partially offset by a $19.5 million decrease in professional services expenses, primarily due to higher legal and accounting fees incurred in connection with the Recapitalization in the prior-year period, as well as reductions across various other operating expense categories, driven by travel restrictions and employees working from home.
•A $9.1 million decrease in compensation and benefits expenses primarily driven by: (i) a $47.1 million decrease in equity-based compensation expense primarily due to (x) a $35.8 million decrease in amounts related to Group E Units granted in connection with the Recapitalization that were fully vested and therefore were fully expensed in the first quarter of 2019, as well as the remaining Group E Units being amortized on an accelerated basis (i.e., each tranche is being amortized over its respective service period), resulting in decreasing expenses in each subsequent vesting year on these awards, and (y) an $8.4 million decrease in RSUs amortization primarily as a result of fewer average number of awards outstanding in the current year and lower average grant date fair values; and (ii) a $6.0 million decrease in salaries and benefits, as our worldwide headcount decreased to 351 as of December 31, 2020, from 390 as of December 31, 2019. Further, driving the decrease was the capitalization of $3.7 million of certain internal software implementation costs, as we continue to invest in technology to enhance future operational efficiencies. These decreases were partially offset by a $44.0 million increase in bonus expense, driven by higher incentive income.
•A $3.8 million decrease in interest expense, primarily due to lower interest rates.
Other (Loss) Income

	Year Ended December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Changes in fair value of warrant liabilities	$(7,548)	$—	$(7,548)	NM
Changes in tax receivable agreement liability	(2,554)	4,776	(7,330)	NM
Net losses on early retirement of debt	(5,011)	(6,375)	1,364	(21)%
Net gains on investments	10,611	8,068	2,543	32%
Net gains of consolidated funds	—	3,768	(3,768)	(100)%
Total Other (Loss) Income	$(4,502)	$10,237	$(14,739)	NM
Total other (loss) income decreased by $14.7 million, which resulted from the following:
•Changes in fair value of warrant liabilities. The amount in 2020 is the result of an increase in the fair value of warrants to purchase our Class A Shares that were issued in connection with the 2020 Credit Agreement. The change was primarily due to the increase in our Class A Share price from the issuance date of the warrants to December 31, 2020.
•Changes in tax receivable agreement. The amounts in 2020 and 2019 are both a result of changes in projected future tax rates impacting the anticipated liability under the tax receivable agreement.
•Net losses on early retirement of debt. The amount in 2020 was driven by the repayment in full of our Debt Securities and the 2018 Term Loan. The amount in 2019 was primarily related to $155.0 million of repayments of amounts outstanding under the 2018 Term Loan. These amounts were comprised of unamortized discounts and deferred financing costs that were proportionately written off in connection with these repayments.
•Net gains on investments. These amounts in 2020 and 2019 were primarily driven by increases in the value of our investments in our funds, including the value of our risk retention investments in certain of our CLOs.
•Net gains of consolidated funds. These amounts went to zero in 2020, as substantially all of the assets related to the consolidated funds were deconsolidated in the third quarter of 2019.

Income Taxes

	Year Ended December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Income taxes	$75,272	$34,112	$41,160	121%
Income tax expense increased by $41.2 million. Income tax expense was higher primarily due to increased profitability in the current year, partially offset by the deferred tax impacts of the Corporate Classification Change and the Recapitalization in the prior year.
Net Loss Attributable to Noncontrolling Interests
The following table presents the components of the net loss attributable to noncontrolling interests and to redeemable noncontrolling interests:

	Year Ended December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Group A Units	$(23,259)	$(36,917)	$13,658	(37)%
Other	303	733	(430)	(59)%
Total	$(22,956)	$(36,184)	$13,228	(37)%

Redeemable noncontrolling interests	$—	$8,745	$(8,745)	(100)%
Net loss allocated to noncontrolling interests decreased by $13.2 million. Following the Recapitalization in February 2019, net income earned by Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP was allocated 100% to Sculptor Capital Management, Inc., while losses from Sculptor Capital LP were allocated on a pro rata basis among the Group A Units (noncontrolling interests) and Sculptor Capital Management, Inc. as described in Note 4. In 2020, we allocated smaller losses to Sculptor Capital LP, which earns most of our management fees and incurs most of our operating expenses, as management fees increased and operating expenses were lower in 2020. Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP, which earn most of our incentive income, generated net income for both years, and therefore we allocated 100% of their post-Recapitalization income to Sculptor Capital Management, Inc.
Net Income Attributable to Class A Shareholders

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Net Income Attributable to Class A Shareholders	$170,682	$51,418	$119,264	232%
Net income attributable to Class A Shareholders increased by $119.3 million. The year-over-year increase was primarily due to higher incentive income and management fees, partially offset by higher operating expenses. Also impacting our results to Class A Shareholders was an adjustment to the redemption value of Preferred Units recognized in connection with the Recapitalization in the first quarter of 2019 that increased net income attributable to Class A Shareholders in 2019 by $44.4 million. In 2020, an adjustment of $7.0 million to the redemption value of the Preferred Units, related to the accrual of distributions on the units, decreased amounts attributable to Class A Shareholders.
For the discussion of results of operations for the year ended December 31, 2019 compared to year ended December 31, 2018, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—December 31, 2019 Compared to December 31, 2018” in our annual report on Form 10-K for the year ended December 31, 2019, as amended, dated February 25, 2020 and filed with the SEC.

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
•Equity-based compensation expenses, depreciation and amortization expenses, changes in fair value of warrant liabilities, changes in the tax receivable agreement liability, net losses on early retirement of debt, gains and losses on fixed assets, and gains and losses on investments in funds, as management does not consider these items to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.
•Amounts related to non-cash interest expense accretion on debt. The 2020 Term Loan and the Debt Securities were each recognized at a significant discount, as proceeds from each borrowing were allocated to warrant liabilities and the 2019 Preferred Units, respectively, resulting in non-cash accretion to par over time through interest expense for GAAP. Management excludes these non-cash expenses from Economic Income, as it does not consider them to be reflective of our economic borrowing costs.
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
As a result of the adjustments described above, as well as an adjustment to present management fees net of recurring placement and related service fees (rather than considering these fees an expense), management fees, incentive income, other revenues, compensation and benefits, interest expense, general, administrative and other expenses and net income (loss) attributable to noncontrolling interests as presented on an Economic Income basis are also non-GAAP measures.
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

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Economic Income Revenues (Non-GAAP)

	Year Ended December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Economic Income Basis
Management fees	$250,033	$237,251	$12,782	5%
Incentive income	616,995	321,880	295,115	92%
Other revenues	9,218	15,982	(6,764)	(42)%
Total Economic Income Revenues	$876,246	$575,113	$301,133	52%
Economic Income revenues increased $301.1 million, primarily due to the following:
•A $12.8 million increase in management fees, driven primarily by the following:
•Multi-strategy funds. A $3.8 million decrease due to lower average assets under management.
•Opportunistic credit funds. A $2.7 million increase due to higher average fee-paying assets under management in certain of our open-ended credit funds, as additional capital was called into our Customized Credit Focused Platform.
•Institutional Credit Strategies. A $4.3 million decrease, primarily due to the deferral of recognition in 2020 of $5.6 million of subordinated management fees from certain of the CLOs we manage, which was driven by the market and economic impacts of the ongoing COVID-19 pandemic and resulting ratings downgrades and defaults on certain of the collateral held by CLOs. As a result, certain impacted CLOs failed to satisfy one or more overcollateralization tests, and therefore, we stopped recognizing subordinated management fees for these CLOs until the collateral tests are remedied and such fees are paid, at which point they would not be probable of significantly reversing.
•Real estate funds. A $19.1 million increase, primarily due to the launch of Sculptor Real Estate Fund IV during the fourth quarter of 2019, which had its final closing in the second quarter of 2020. This increase was partially offset by a decrease in management fees from Sculptor Real Estate Fund III and related co-investment vehicles, driven by the step down in the management fee basis from committed capital to invested capital in the second quarter of 2019 as a result of the expiration of the investment period.
See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $295.1 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $137.2 million increase in incentive income from our multi-strategy funds, which was driven by strong fund performance, resulting in the following incentive increases: (i) a $113.6 million increase from assets under management subject to a one-year measurement period; and (ii) a $44.6 million increase in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management. These increases were partially offset by: (i) a $17.1 million decrease related to fund investor redemptions, as the level of redemptions came down; and (ii) a $3.9 million decrease from longer-term assets under management.
•Opportunistic credit funds. A $170.1 million increase in incentive income from our opportunistic credit funds, primarily driven by crystallizations from our multi-year Customized Credit Focused Platform.

•Real estate funds A $13.0 million decrease in incentive income from our real estate funds, primarily due to lower realizations, as these will vary from period to period based on exit opportunities.
•A $6.8 million decrease in other revenues driven by a decrease in interest income due to lower interest rates.
Economic Income Expenses (Non-GAAP)

	Year Ended December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$349,601	$303,726	$45,875	15%
Interest expense	16,918	10,360	6,558	63%
General, administrative and other expenses	203,615	125,185	78,430	63%
Total Economic Income Expenses	$570,134	$439,271	$130,863	30%
Economic Income expenses increased $130.9 million, primarily due to the following:
•A $78.4 million increase in general, administrative and other expenses primarily driven by a $100.3 million increase in legal settlements and provisions for the matter described in Note 18. This increase was partially offset by a $19.5 million decrease in professional services expenses, primarily due to higher legal and accounting fees incurred in connection with the Recapitalization in the prior year, as well as reductions across various other operating expense categories, driven by travel restrictions and employees working from home.
•A $45.9 million increase in compensation and benefits expenses, driven by a $51.9 million increase in bonus expense, primarily due to higher incentive income; partially offset by a $6.0 million decrease in salaries and benefits, as our worldwide headcount decreased to 351 as of December 31, 2020, from 390 as of December 31, 2019. Further, driving the decrease was the capitalization of $3.7 million of certain internal software implementation costs, as we continue to invest in technology to enhance future operational efficiencies.
•A $6.6 million increase in interest expense primarily due to an $8.5 million increase related to the Debt Securities, which began paying interest in 2020, and were fully redeemed fourth quarter of 2020, partially offset by the impact of lower interest rates year-over-year.
Economic Income (Non-GAAP)

	Year Ended December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Economic Income	$306,111	$135,853	$170,258	125%
Economic Income was $306.1 million in 2020, compared to $135.9 million in 2019. This increase was primarily due to higher incentive income and management fees, lower professional services expenses, and lower salaries and benefits, partially offset by higher legal settlements and provisions, higher bonus expense driven by performance, higher interest expense, and lower interest income.
For the discussion of Economic Income for the year ended December 31, 2019 compared to year ended December 31, 2018, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Economic Income Analysis” in our annual report on Form 10-K for the year ended December 31, 2019, as amended, dated February 25, 2020 and filed with the SEC.

Liquidity and Capital Resources
Overview
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned from our funds. The COVID-19 pandemic and resulting market downturn in the first quarter of 2020 caused our funds to experience performance-related depreciation, which would have impacted our primary sources of operating liquidity, management fees and incentive income, had our funds not recovered in the latter part of 2020.
We ended the year with $183.8 million of unrestricted cash and cash equivalents, $104.3 million of longer-term U.S. government obligations (Treasury bills) and $539.6 million of management fees and incentive income receivable (substantially all of which was collected shortly after year-end). We also have access to an additional $25.0 million through our undrawn 2020 Revolving Credit Facility.
Based on management’s experience and our current level of assets under management, we believe that our current liquidity position, together with the cash generated from management fees will be sufficient to meet our anticipated fixed operating expenses (as defined below) and other working capital needs for at least the next 12 months. For our longer-term liquidity needs, we expect to continue to fund our fixed operating expenses through management fees and to fund discretionary cash bonuses and the repayment of our financing arrangements through a combination of management fees and incentive income. We may also decide to meet these requirements by issuing additional debt, equity or other securities.
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
•Repay amounts due under our debt obligations and repurchase agreements.
•Repurchase Class A Shares or Sculptor Operating Group Units.
•Pursue new investment opportunities.
•Develop new distribution channels.
•Pay dividends.
Recent Developments
In November 2020, we closed on a new financing facility, the 2020 Credit Agreement, which was comprised of the $320.0 million 2020 Term Loan and the undrawn $25.0 million 2020 Revolving Credit Facility. The 2020 Term Loan further strengthened our balance sheet by allowing us to capture $62.3 million of negotiated prepayment discounts available under the previously outstanding Debt Securities and 2019 Preferred Units, and extended the maturity of our corporate debt out to 2027. We define our corporate debt, which is currently comprised solely of our 2020 Term Loan, as our total debt obligations, excluding borrowings made to finance portions of our CLO risk retention investments. Through January 2021, we prepaid an aggregate of $175.0 million of the 2020 Term Loan, leaving a balance of $145.0 million.
On November 4, 2020, we paid approximately $138.0 million to resolve U.S. v. Oz Africa Management GP, LLC, Cr. No. 16-515 (NGG) (EDNY), as described in Note 18 to our consolidated financial statements included in this annual report.

Liquidity Needs
Over the next 12 months, we expect that our primary liquidity needs will be to:
•Pay our operating expenses.
•Pay interest and principal on our financing arrangements.
•Provide capital to facilitate the growth of our business, including making risk retention investments in CLOs managed by us that are subject to EU and UK risk retention rules.
•Pay income taxes, RSU tax withholding obligations and amounts due under the tax receivable agreement.
•Make cash distributions in accordance with our distribution policy.
Operating Expenses
We generally rely on management fees to cover our “fixed” operating expenses, which we define as salaries, benefits, a minimum discretionary bonus and general, administrative and other expenses, including upcoming lease payments as presented in Note 7 to our consolidated financial statements, incurred in the ordinary course of business. No assurances can be given that our management fees will be sufficient to cover our fixed operating expenses in future periods. To the extent our management fees do not cover our fixed operating expenses, as well as to fund any other liabilities, we would rely on cash on hand and incentive income to cover any shortfall. We cannot predict the amount of incentive income, if any, that we may earn in any given year. Total annual revenues, which are heavily influenced by the amount of incentive income we earn, historically have been sufficient to fund both our fixed operating expenses and all of our other working capital needs, including annual discretionary cash bonuses. These cash bonuses, which historically have comprised our largest cash operating expense, are variable such that in any year where total annual revenues are greater or less than the prior year, cash bonuses may be adjusted accordingly. Our ability to scale our largest cash operating expense to our total annual revenues helps us manage our cash flow and liquidity position from year to year.
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
Financing Arrangements
We may use cash on hand to pay interest and principal due on our financing arrangements, including debt obligations and repurchase agreements, prior to their respective maturity or due dates, which would reduce amounts available to distribute to our Class A Shareholders. We may also refinance all or a portion of any borrowings outstanding on or prior to their respective maturity dates. For any amounts unpaid as of a maturity or due date, we will be required to repay the remaining balance by using cash on hand, refinancing the remaining balance by incurring new debt, which could result in higher borrowing costs, or by issuing equity or other securities, which would dilute existing shareholders. See Notes 8 and 9 to our consolidated financial statements for details on our debt obligations and repurchase agreements.
CLO Risk Retention Investments
In order to meet risk retention requirements for certain of the CLOs we manage, we use a combination of cash on hand, as well as financing under the CLO Investments Loans and repurchase agreements to fund our 5% risk retention investments. We expect to continue relying on a combination of cash on hand and financing to fund future CLO risk retention investments. Payments of interest and principal on these borrowings are generally due at such time interest and principal payments are received on our risk retention investments in the related CLOs; therefore, our CLO risk retention investments and related financings generally have a net positive impact on our liquidity at each CLO interest and principal payment date.
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”). As of December 31, 2020, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Sculptor Operating Group assets, we expected to pay our executive managing directors and the Ziffs approximately $190.3 million. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. See Note 18 to our consolidated financial statements for additional details.
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

Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2020 and 2019. We did not declare a dividend in respect of the first three quarters of 2020 in respect of earnings for the first three quarters. Dividends are generally declared and paid in the quarter following the quarter to which they relate. For example, the dividend paid on March 3, 2020, was in respect of earnings for the fourth quarter of 2019. We paid no related cash distributions to our executive managing directors on their Sculptor Operating Group Units in the respective periods as a result of the Distribution Holiday.

	Class A Shares
Payment Date	Record Date	Dividend per Share
March 3, 2020	February 25, 2020	$0.53
November 25, 2019	November 18, 2019	$0.03
August 21, 2019	August 14, 2019	$0.32
May 28, 2019	May 20, 2019	$0.37
March 29, 2019	March 22, 2019	$0.23
On February 11, 2021, we announced a cash dividend of $2.35 per Class A Share. The dividend is payable on March 4, 2021, to holders of record as of the close of business on February 25, 2021.
As discussed in Note 3, in connection with the Recapitalization, we and our executive managing directors agreed to a “Distribution Holiday” on the Group A Units, Group D Units, Group E Units, Group P Units and certain RSUs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income is realized and (y) April 1, 2026. During the Distribution Holiday, dividends may continue to be paid on our Class A Shares. As of December 31, 2020, we have generated a total of $378.5 million of Distribution Holiday Economic Income, compared to the target of $600.0 million.
Distribution Holiday Economic Income is the cumulative amount of Economic Income earned since October 1, 2018, less any dividends paid to Class A Shareholders or on the now-retired Preferred Units. Distribution Holiday Economic Income is a non-GAAP measure that is defined in the agreements of limited partnership of the Sculptor Operating Partnerships and is being presented to provide an update on the progress made toward the $600.0 million target required to exit the Distribution Holiday. Please see “—Distribution Holiday Economic Income Reconciliation” for a reconciliation of Distribution Holiday Economic Income to net income attributable to Class A Shareholders.
During the Distribution Holiday, we expect to pay dividends on our Class A Shares annually in an aggregate amount equal to not less than 20% or greater than 30% of our annual Economic Income less an estimate of payments under the tax receivable agreement, and income taxes related to the earnings for the periods; provided, that, if the minimum amount of dividends eligible to be made hereunder would be $1.00 or less per Class A Share, then up to $1.00 per Class A Share (subject to appropriate adjustment in the event of any equity dividend, equity split, combination or other similar recapitalization with respect to the Class A Shares).
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
Risks to Our Liquidity
Net capital outflows from our multi-strategy funds over the last several years caused our management fees to decline for a period of time. While outflows have stabilized over the last couple of quarters and we continuously make every effort to scale our operations so that management fees are sufficient to cover our fixed operating expenses, our management fees may not always cover these expenses. Additionally, in the event that a future contingent liability were to arise that exceeded our liquidity resources, we would need to rely on new sources of liquidity such as issuing additional equity or borrowing additional funds.
Any new borrowing arrangement that we may enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted. No assurance can be given that we will be able to issue new notes, enter into new credit facilities or issue equity or other securities in the future on attractive terms or at all.
Adverse market conditions, including the COVID-19 pandemic, increase the risk that our management fees and incentive income may decline if net outflows increase or as a result of performance-related depreciation in our funds. Lower revenues and other factors may make it more difficult or costly to raise or borrow additional funds, and excessive borrowing costs or other significant market barriers may limit or prevent us from maximizing our growth potential and flexibility. We have also evaluated our financing arrangements in light of the COVID-19 pandemic to ensure compliance with debt covenants. Through the date of this filing, we remain in compliance with our debt covenants and expect to continue to be in compliance in the near term. Our ability to access financial markets, should it be necessary, may be limited because of the COVID-19 pandemic.
Our CLO risk retention financing arrangements are not subject to any financial maintenance covenants, but are subject to customary events of default and covenants included in financing arrangements of this type and also include terms that require our continued involvement with the CLOs. In addition to customary events of default included in financing arrangements of this type, the CLO Investments Loans may be accelerated to the extent there is an event of default (“EOD”) at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. For the repurchase agreements, in addition to customary events of default and covenants included in financing arrangements of this type, there are margin requirements that may cause us to post additional cash collateral; however, this is only triggered in the event of an EOD at the CLO level. Currently, we do not view any of the customary or CLO level EODs for these types of financing arrangements as a material risk. In particular, an EOD related to an interest payment default on the senior, non-deferrable interest notes of the type of cash flow CLOs that we manage has been unprecedented even during the credit crisis in 2008 and 2009.
On July 27, 2017, the UK Financial Conduct Authority announced that it would phase out LIBOR as a benchmark by the end of 2021. To address a potential transition away from LIBOR, the 2020 Credit Agreement provides for an agreed upon methodology to establish a new floating rate reference plus new applicable spreads. In the first quarter of 2020, we formed an internal LIBOR Transition Working Group to help effectuate an orderly transition from LIBOR. Our senior management has oversight of these transition efforts, and periodic updates are provided to the Audit Committee of our Board of Directors. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions” in this annual report for additional information.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the years ended December 31, 2020 and 2019 was $8.7 million and $212.0 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments in CLO’s, less cash used for operating expenses, including interest paid on our debt obligations. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate.
Net cash flows from operating activities for the year ended December 31, 2020 decreased from the prior year period due to legal settlements described in Note 18 and investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders. As we deconsolidated certain of our funds in the third quarter 2019, we do not expect significant cash flows in the future from consolidated funds. This decrease was partially offset by higher year-end incentive income earned in 2019 than in 2018, a large portion of the 2019 incentive was collected in the beginning of 2020, as compared to year-end incentive income earned in 2018, a large portion of which was collected in the beginning of 2019. The increases in operating cash flows were partially offset by higher discretionary bonuses in 2019, which were paid in the first quarter of 2020, as compared to discretionary bonuses in 2018, which were paid in the first quarter of 2019. Additionally, in the current year period as compared to the prior year period, we collected less incentive income from our real estate funds.
Investing Activities. Net cash from investing activities for the years ended December 31, 2020 and 2019 was $15.4 million, and $(14.8) million, respectively. Investing cash outflows in 2020 primarily related to purchases of U.S. government obligations and investments made in our funds, partially offset by maturities and sales of U.S. government obligations. Investing cash outflows in 2019 primarily related to purchases of U.S. government obligations and investments in our funds, partially offset by maturities of U.S. government obligations and return of investments from our funds.
Financing Activities. Net cash from financing activities for the years ended December 31, 2020 and 2019 was $(82.7) million, and $(275.6) million, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and proceeds from repurchase agreements used to finance risk retention investments in our CLOs. Contributions from noncontrolling interests, which primarily relate to fund investor contributions into the consolidated funds (prior to the deconsolidation of certain of our funds in the third quarter of 2019), and distributions to noncontrolling interests, which primarily relate to fund investor redemptions from the consolidated funds (prior to the deconsolidation of certain of our funds in the third quarter of 2019) and distributions to our executive managing directors on their Group A Units (prior to the Distribution Holiday), are also included in net cash from financing activities.
As we deconsolidated certain of our funds in the third quarter 2019, we do not expect significant cash flows in the future from consolidated funds.
In the year ended December 31, 2020, we repaid in full the Debt Securities and the 2018 Term Loan, we also redeemed in full the 2019 Preferred Units and borrowed $320.0 million under the 2020 Credit Agreement. In the year ended December 31, 2019, we repaid $155.0 million of the 2018 Term Loan and $37.8 million of CLO Investment Loans and we entered into repurchase agreements to finance risk retention investments in our CLOs.
We paid dividends of $11.6 million to our Class A Shareholders in the year ended December 31, 2020, compared to dividends of $19.6 million to our Class A Shareholders in the year ended December 31, 2019. In 2020, the only dividend paid was in respect of the fourth quarter of 2019, which was paid on March 3, 2020. No distributions were made to our executive managing directors in the years ended December 31, 2020 or December 31, 2019, as a result of the Distribution Holiday.
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
As of December 31, 2020, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 35% within Level I; approximately 48% within Level II; and approximately 17% within Level III. As of December 31, 2019, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 30% within Level I; approximately 51% within Level II; and approximately 19%

within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
Recognition of Incentive Income
The determination of whether to recognize incentive income under GAAP requires a significant amount of judgment regarding whether it is probable that a significant revenue reversal of incentive income that we are potentially entitled to as of a point in time will not occur in future periods, which would preclude the recognition of such amounts as incentive income. Management considers a variety of factors when evaluating whether the recognition of incentive income is appropriate, including: the performance of the fund, whether we have received or are entitled to receive incentive income distributions and whether such amounts are restricted, the investment period and expected term of the fund, where the fund is in its life-cycle, the volatility and liquidity of investments held by the fund, our team’s experience with similar investments and potential sales of investments within the fund. Management continuously evaluates whether there are additional considerations that could potentially impact the recognition of incentive income and notes that the recognition, and potential reversal, of incentive income is subject to potentially significant variability due to changes to the aforementioned considerations. See Note 12 for details on amounts recognized and deferred for incentive income.
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
Sculptor Corp generated taxable income of $108.1 million for the year ended December 31, 2020, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $949.3 million over the remaining three-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available for expiring losses, in order to fully realize the deferred income tax assets.

Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize the deferred income tax assets.
To generate $949.3 million in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $36.6 billion as of January 1, 2021, we would need to generate a minimum compound annual growth rate in assets under management of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimates, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of December 31, 2020, we had $243.1 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $131.9 million of net operating losses available to be carried forward without expiration. Additionally, $169.3 million of net operating losses are available to offset future taxable income for state income tax purposes and $165.5 million for local income tax purposes that will expire between 2035 and 2040.
Based on the analysis set forth above, as of December 31, 2020, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $9.8 million has been established for these items.
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
No changes to GAAP that went into effect during the year ended December 31, 2020, are expected to substantively impact our future trends.
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

Economic Income Reconciliations
The tables below present the reconciliations of total Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A:

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Net Income Attributable to Class A Shareholders—GAAP	$170,682	$51,418
Change in redemption value of Preferred Units	6,952	(44,364)
Net Income Allocated to Sculptor Capital Management, Inc.—GAAP	177,634	7,054
Net loss allocated to Group A Units	(23,259)	(36,917)
Equity-based compensation, net of RSUs settled in cash	78,313	124,935
Adjustment to recognize deferred cash compensation in the period of grant	(18,340)	(11,579)
2020 Term Loan and Debt Securities non-cash discount accretion	4,182	14,540
Income taxes	75,272	34,112
Changes in fair value of warrant liabilities	7,548	—
Net losses on early retirement of debt	5,011	6,375
Net gains on investments	(10,611)	(8,068)
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(346)	1,266
Changes in tax receivable agreement liability	2,554	(4,776)
Depreciation, amortization and net gains and losses on fixed assets	7,124	8,449
Other adjustments	1,029	462
Economic Income—Non-GAAP	$306,111	$135,853
Economic Income Revenues

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Management fees—GAAP	$270,753	$253,011
Adjustment to management fees(1)	(20,720)	(15,760)
Management Fees—Economic Income Basis—Non-GAAP	250,033	237,251

Incentive income—Economic Income Basis—GAAP	616,959	321,621
Adjustment to incentive income(2)	36	259
Incentive Income—Economic Income Basis—Non-GAAP	616,995	321,880

Other revenues—Economic Income Basis—GAAP and Non-GAAP	9,218	15,982
Adjustment to other revenues(3)	—	—
Other Revenues—Economic Income Basis—GAAP and Non-GAAP	9,218	15,982
Total Revenues—Economic Income Basis—Non-GAAP	$876,246	$575,113
_______________
(1)Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.
(2)Adjustment to exclude the impact of eliminations related to the consolidated funds.
(3)Adjustment to exclude gains on fixed assets.

Economic Income Expenses

	Year Ended December 31,
	2020	2019
	(dollars in thousands)

Compensation and benefits—GAAP	$409,228	$418,349
Adjustment to compensation and benefits(1)	(59,627)	(114,623)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$349,601	$303,726

Interest expense—GAAP	$21,100	$24,900
Adjustment to interest expense(2)	(4,182)	(14,540)
Interest Expense—Economic Income Basis—Non-GAAP	$16,918	$10,360

General, administrative and other expenses—GAAP	$232,187	$149,961
Adjustment to general, administrative and other expenses(3)	(28,572)	(24,776)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$203,615	$125,185
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
(2)Adjustment to exclude amounts related to non-cash interest expense accretion on debt. The 2020 Term Loan and the Debt Securities were each recognized at a significant discount, as proceeds from each borrowing were allocated to warrant liabilities and the 2019 Preferred Units, respectively, resulting in non-cash accretion to par over time through interest expense for GAAP. Management excludes these non-cash expenses from Economic Income, as it does not consider them to be reflective of our economic borrowing costs.
(3)Adjustment to exclude depreciation, amortization and losses on fixed assets as management does not consider these items to be reflective of our operating performance. Additionally, recurring placement and related service fees are excluded, as management considers these fees a reduction in management fees, not an expense.

Distribution Holiday Economic Income Reconciliation
The table below presents the reconciliation of Distribution Holiday Economic Income to net income (loss) attributable to Class A Shareholders from October 1, 2018, to December 31, 2020.

From October 1, 2018 to December 31, 2020
(dollars in thousands)
Net income attributable to Class A Shareholders	$221,119
Change in redemption value of Preferred Units	(37,412)
Net Income Allocated to Sculptor Capital Management, Inc.	183,707
Net loss allocated to Group A Units	(50,549)
Equity-based compensation, net of RSUs settled in cash	218,945
Adjustment to recognize deferred cash compensation in the period of grant	(35,022)
Recapitalization-related non-cash interest expense accretion	18,722
Income taxes	122,256
Changes in fair value of warrant liabilities	7,548
Net losses on early retirement of debt	11,386
Net gains on investments	(12,661)
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(6,796)
Changes in tax receivable agreement liability	(4,440)
Depreciation, amortization and net gains and losses on fixed assets	18,172
Other adjustments	1,285
Less: Dividends paid on 2019 Preferred Units	(6,952)
Less: Dividends to Class A Shareholders	(87,084)
Distribution Holiday Economic Income—Non-GAAP	$378,517

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our predominant exposure to market risk is related to our role as general partner or investment manager for the funds, and the sensitivities to movements in the fair value of their investments that may adversely affect our management fees and incentive income.
The quantitative information provided in this section was prepared using estimates and assumptions that management believes are reasonable to provide an indication of the directional impact that a hypothetical adverse movement in certain risks would have on net income attributable to Class A Shareholders. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below.

Management of Market Risk
Risk management is highly integrated with our investment process and the operations of our business. Our approach to investing and managing risk is based on (i) proactive risk management, (ii) preservation of capital, (iii) dynamic capital allocation and (iv) expertise across strategies and geographies. We constantly monitor risk and have instituted a formal and consistent process to disseminate information, conduct informed debate, and take proactive or responsive action across our portfolios. In addition to our formalized process, we conduct custom studies and optimizations for various groups on an as-needed, ad hoc basis such as bespoke hedge solutions, pre-trade what-if analysis, and portfolio rebalance alternatives. Our goal is to preserve capital during periods of market decline and generate competitive investment performance in rising markets. We use sophisticated risk tools and active portfolio management to govern exposures to market and other risk factors. We adhere strictly to each fund’s mandate and provisions with respect to leverage. We are knowledgeable about the risks of fund leverage, respectful of its limits, and judicious in our application. We allocate to individual investments based on a thorough analysis of the risk/reward for each opportunity under consideration and the investment objectives for each of our funds. When managing our funds’ exposure to market risks, we may from time to time use hedging strategies and various forms of derivative instruments to limit the funds’ exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices.
Changes in Fair Value
Fair value of the financial assets and liabilities of our funds may fluctuate in response to changes in the value of investments, foreign currency exchange rates, commodity prices, and interest rates, among other factors. The fair value changes in the financial assets and liabilities of our funds may affect the amount of our assets under management and may impact the amount of management fees and incentive income we may earn from the funds.
The amount of our assets under management in our multi-strategy and opportunistic credit funds is generally based on net asset value (plus unfunded commitments in certain cases). A 10% change in the fair value of the net assets held by our funds as of December 31, 2020 and 2019, would have resulted in a change of approximately $1.6 billion and $1.4 billion, respectively, in assets under management. Assets under management for our real estate funds and securitization vehicles are not based on net asset value.
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
A hypothetical 10% decline in the fair value of the net assets held by our funds would have resulted in a reduction of management fees by approximately $17.6 million in 2020 and $17.8 million in 2019.
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
Exchange Rate Risk
Changes in currency rates will impact the carrying value of financial instruments denominated in currencies other than the U.S. dollar. We hold certain cash and risk retention investments in the European CLOs as well as related financing (CLO Investments Loans and repurchase agreements) denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. Additionally, a portion of our operating expenses and management fees are denominated in non-U.S. dollar currencies. We manage our exposure to exchange rate risks through our regular operating activities, wherein we may align foreign currency payments and receipts, and when appropriate, through the use of derivative financial instruments to economically hedge certain foreign currency exposure, although the impact of these were not material in 2020 or 2019.
We estimate that as of December 31, 2020 and 2019, a hypothetical 10% weakening or strengthening of the U.S. dollar against all foreign currency rates would not have a material direct impact on our revenues, net income attributable to Class A Shareholders or Economic Income. The impact on cash flows from financial instruments would be insignificant.
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movement in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The funds may seek to hedge resulting currency exposure through borrowings in foreign currencies or through the use of derivative financial instruments.
Interest Rate Risk
Borrowings under the 2020 Term Loan and our investments in CLOs accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. We estimate that as of December 31, 2020 and 2019, a hypothetical one percentage increase or decrease in variable interest rates would not have a material direct impact on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
Our investment funds hold investments that may be affected by changes in interest rates. A material increase in interest rates would be expected to negatively affect valuation of investments that accrue interest at fixed rates. The actual impact would be dependent upon the average duration of fixed income holdings at the time and may be partially offset by the use of derivative financial instruments and higher interest income on variable rate securities. For funds that pay management fees based on net asset value, we estimate that our management fees would change proportionally with such increases or decreases in net asset value.
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
None.

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
As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2020. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020. We reviewed the results of management’s assessment and re-assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has audited our financial statements included in this annual report and issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020, which is set forth on the following page.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On February 18, 2021, Richard G. Ketchum notified the Company of his decision to resign from the Board, effective March 26, 2021 (or such earlier date that Mr. Ketchum may choose to resign from the Board), and as chairperson of the Board, effective February 23, 2021.
On February 18, 2021, the Board appointed Marcy Engel as chairperson of the Board, effective February 23, 2021, and David W. Bonanno to serve as a Class III director of the Company, effective March 26, 2021 (or such earlier date that Mr. Ketchum may choose to resign from the Board), for a term that coincides with the remainder of the three-year term of the existing Class III directors, at which point it is anticipated that he will stand for reelection.
Ms. Engel joined the Board in June 2018. Ms. Engel previously served as the Board’s lead independent director and currently serves as the chairperson of the Nominating, Corporate Governance and Conflicts Committee and the Committee on Corporate Responsibility and Compliance. Ms. Engel was the Chief Operating Officer and General Counsel of Eton Park Capital Management, L.P., a global alternative investment firm. Prior to joining Eton Park, Ms. Engel worked for Citigroup and its predecessor firms, Salomon Smith Barney and Salomon Brothers, Inc., where, among other roles, she was Head of Planning and Operating Risk for its Fixed Income Division and served as General Counsel of Salomon Smith Barney and Managing Deputy General Counsel of Citigroup’s Global Corporate and Investment Bank and was a member of its Management Committee.
Mr. Bonanno is the Chief Financial Officer and a director of Far Peak Acquisition Corporation. Until recently (from 2018), Mr. Bonanno served as Chief Financial Officer and was a director of Far Point Acquisition Corporation through its completion of its business combination with Global Blue in August 2020. From 2008 to 2020, Mr. Bonanno was a Managing Director at Third Point LLC, a New York based investment manager, which co-sponsored Far Point Acquisition Corporation. During his twelve-year tenure at Third Point, Mr. Bonanno was responsible for analyzing and executing public and private investment opportunities across a broad range of industries including financial technology, financial services, telecommunications, energy and real estate. Mr. Bonanno previously served as a director of Social Finance, Inc. (SoFi), Energean PLC (LSE: ENOG), Far Point Acquisition Corporation (NYSE: FPAC), Hellenic Bank PCL (CSE: HB), Neptune Financial, Inc. and Tollerton Investments Limited. Mr. Bonanno graduated cum laude from Harvard University in 2004 with an A.B. in Psychology.
As an independent director, Mr. Bonanno will receive a $95,000 annual cash retainer and an annual grant of Class A Restricted Share Units with a value of $125,000 that will vest on the first anniversary of the date of grant. Mr. Bonanno will be entitled to coverage under the directors and officers liability insurance maintained by the Company and all rights to indemnification, advancement of expenses and exculpation as are made available to directors generally.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Sculptor Capital Management, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Sculptor Capital Management, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sculptor Capital Management, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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
February 23, 2021

PART III
The information required to be disclosed in this Part III will be included in the definitive proxy statement for our 2020 annual meeting of shareholders, which we refer to as the “Proxy Statement,” and is incorporated into this Part III by reference as indicated below.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.
Pursuant to Item 401(b) of Regulation S-K, the information required under this Item 10 pertaining to our executive officers is reported in “Item 1. Business—Information About Our Executive Officers,” included in this annual report.
We have adopted a Code of Business Conduct and Ethics applicable to all our directors, officers and employees. Our Code of Business Conduct and Ethics is posted in the “Investor Relations” section of our website (www.sculptor.com). We will provide printed copies of our code free of charge on written request to us at Sculptor Capital Management, Inc., 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary. We intend to disclose any amendments to, or waivers from, provisions of our code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing in similar functions, on our website promptly following the date of such amendment or waiver.
Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.

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

4.12	Description of Capital Stock Registered Under Section 12 of Exchange Act, incorporated by reference to Exhibit 4.12 of our Annual Report on Form 10-K/A, filed on February 25, 2020.

4.13	Form of Indenture, incorporated herein by reference to Exhibit 4.7 of our Registration Statement on Form S-3, filed on May 18, 2020 (File No. 333-238477).

4.14	Sculptor Capital Management, Inc. Warrant to Purchase Class A Common Stock, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on November 13, 2020.

4.15
Sculptor Capital Management, Inc. Warrant to Purchase Class A Common Stock or Receive Cash Equivalent Amounts, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on November 13, 2020.

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

10.9.2
Second Amendment to the Deferred Prosecution Agreement, dated as of November 3, 2020, by and among Sculptor Capital Management, Inc., the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of New York, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on November 9, 2020.

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

10.20+	Partner Agreement between OZ Management LP and James Levin, dated as of January 28, 2013, incorporated herein by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.21+	Partner Agreement between OZ Advisors LP and James Levin, dated as of January 28, 2013, incorporated herein by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.22+	Partner Agreement between OZ Advisors II LP and James Levin, dated as of January 28, 2013, incorporated herein by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.23+	Och-Ziff Deferred Cash Interest Plan, incorporated herein by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017.

10.24+	Partner Agreement between OZ Management LP and James Levin, dated as of February 14, 2017, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.25+	Partner Agreement between OZ Advisors LP and James Levin, dated as of February 14, 2017, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.26+	Partner Agreement between OZ Advisors II LP and James Levin, dated as of February 14, 2017, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.27+
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

10.29+	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.30+	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.10 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

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

10.45+
Och-Ziff Deferred Cash Interest Plan for Employees, incorporated herein by reference to Exhibit 10.66 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 23, 2018.

10.46+
Partner Agreement between OZ Management LP and James Levin, dated as of February 16, 2018 and effective January 1, 2018, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

10.47+
Partner Agreement between OZ Advisors LP and James Levin, dated as of February 16, 2018 and effective January 1, 2018, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

10.48+
Partner Agreement between OZ Advisor II LP and James Levin, dated as of February 16, 2018 and effective January 1, 2018, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

10.49+
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

Exhibit No.	Description

10.53+	The 2018 Partner Incentive Pool, incorporated herein by reference Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on August 2, 2018.

10.54+
Partner Agreement between OZ Management LP and Thomas Sipp, dated July 19, 2018 and effective May 3, 2018, incorporated herein by reference Exhibit 10.4 of our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on August 2, 2018.

10.55+
Partner Agreement between OZ Advisors LP and Thomas Sipp, dated July 19, 2018, effective May 3, 2018, incorporated herein by reference Exhibit 10.5 of our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on August 2, 2018.

10.56+
Partner Agreement between OZ Management Advisors II LP and Thomas Sipp, dated July 19, 2018, and effective May 3, 2018, incorporated herein by reference Exhibit 10.6 of our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on August 2, 2018.

10.57+
First Amendment to the Omnibus Agreement Between Thomas Sipp and OZ Management LP, OZ Advisors LP and OZ Advisors II LP, dated July 10, 2019, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on August 6, 2019.

10.58+
CFO Sign-on RSU Agreement between OZ Management LP and Thomas Sipp, dated as of July 19, 2018, incorporated herein by reference Exhibit 10.7 of our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on August 2, 2018.

10.59	Letter Agreement (including Term Sheet attached as Exhibit A), dated January 27, 2018, incorporated herein by reference Exhibit 10.1 of our Current Report on Form 8-K, filed on January 30, 2018.

10.60
Credit and Guaranty Agreement, dated as of April 10, 2018, among OZ Management LP, as borrower, OZ Advisors LP and OZ Advisors II LP, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on April 10, 2018.

10.60.1
Amendment No. 1, dated as of February 7, 2019, to the Credit and Guaranty Agreement, dated April 10, 2018, by and among OZ Management LP, as borrower, OZ Advisors LP and OZ Advisors II LP, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.8 of our Current Report on Form 8-K, filed on February 11, 2019.

10.61	Letter Agreement (including Term Sheet attached as Exhibit A), dated December 5, 2018, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 6, 2018.

10.61.1
Amendment to the Letter Agreement and Term Sheet, dated January 14, 2019, by and between Och-Ziff Capital Management Group LLC and Daniel S. Och, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 14, 2019.

10.61.2
Amendment No. 2 to the Letter Agreement and Term Sheet, dated January 31, 2019, by and between Och-Ziff Capital Management Group LLC and Daniel S. Och, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on February 1, 2019.

10.61.3
Amendment No. 3 to the Letter Agreement and Term Sheet, dated February 6, 2019, by and between Och-Ziff Capital Management Group LLC and Daniel S. Och, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on February 7, 2019.

10.62
Amended and Restated Agreement of Limited Partnership of OZ Management LP, dated as of February 7, 2019, by and among Och-Ziff Holding Corporation, the Limited Partners and Och-Ziff Capital Management Group LLC, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on February 11, 2019.

10.62.1
First Amendment to Amended and Restated Agreement of Limited Partnership of OZ Management LP, effective as of September 12, 2019, incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on August 30, 2019.

10.63
Amended and Restated Agreement of Limited Partnership of OZ Advisors LP, dated as of February 7, 2019, by and among Och-Ziff Holding Corporation, the Limited Partners and Och-Ziff Capital Management Group LLC, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on February 11, 2019.

Exhibit No.	Description

10.63.1
First Amendment to Amended and Restated Agreement of Limited Partnership of OZ Advisors LP, effective as of September 12, 2019, incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on August 30, 2019.

10.64
Amended and Restated Agreement of Limited Partnership of OZ Advisors II LP, dated as of February 7, 2019, by and among Och-Ziff Holding Corporation, the Limited Partners and Och-Ziff Capital Management Group LLC, incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on February 11, 2019.

10.64.1
First Amendment to Amended and Restated Agreement of Limited Partnership of OZ Advisors II LP, effective as of September 12, 2019, incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on August 30, 2019.

10.65+
Robert Shafir Distribution Holiday Agreement, dated as of February 7, 2019, by and between Robert Shafir and Och-Ziff Capital Management Group LLC, incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on February 11, 2019.

10.66+
Form of Independent Director Distribution Holiday Agreement, dated as of February 7, 2019, incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on February 11, 2019.

10.67
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

10.68+
Governance Agreement, dated as of February 7, 2019, among Och-Ziff Capital Management Group LLC, Och-Ziff Holding Corporation, Och-Ziff Holding LLC, OZ Management LP, OZ Advisors LP, OZ Advisors II LP and Daniel S. Och, incorporated herein by reference to Exhibit 10.10 of our Current Report on Form 8-K, filed on February 11, 2019.

10.69	Form of Recapitalization Consent, incorporated herein by reference to Exhibit 10.11 of our Current Report on Form 8-K, filed on February 11, 2019.

10.70+
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

10.72+
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

10.74+	Form of Class E Common Unit Award Agreement, dated as of February 7, 2019, incorporated herein by reference to Exhibit 10.17 of our Current Report on Form 8-K, filed on February 11, 2019.

10.75	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q filed on November 7, 2019.

10.76
Amended and Restated Certificate of Incorporation of Och-Ziff Holding Corporation dated May 28, 2019, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on August 6, 2019.

10.76.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Och-Ziff Holding Corporation, effective as of September 12, 2019, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 30, 2019.

Exhibit No.	Description

10.77
Second Amended and Restated By-Laws of Sculptor Capital Holding Corporation, effective as of September 12, 2019, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on August 30, 2019.

10.78+
Amended and Restated Partner Agreement between OZ Management LP and David Levine, dated as of June 2, 2017, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 7, 2020.

10.79+
Amended and Restated Partner Agreement between OZ Advisors LP and David Levine, dated as of June 2, 2017, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on May 7, 2020.

10.80+
Amended and Restated Partner Agreement between OZ Advisors LP II and David Levine, dated as of June 2, 2017, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on May 7, 2020.

10.81*+	Partner Agreement Between Sculptor Capital LP and Thomas Sipp dated as of November 8, 2020

10.82*+	Partner Agreement Between Sculptor Capital Advisors LP and Thomas Sipp dated as of November 8,2020

10.83*+	Partner Agreement Between Sculptor Capital Advisors II LP and Thomas Sipp dated as of November 8,2020

10.84*+	Partner Agreement Between Sculptor Capital LP and Dava Ritchea, effective January 11, 2021

10.85*+	Partner Agreement Between Sculptor Capital Advisors LP and Dava Ritchea, effective January 11, 2021

10.86*+	Partner Agreement Between Sculptor Capital Advisors II LP and Dava Ritchea, effective January 11, 2021

10.87+
Amendment to Partner Agreement, by and among James Levin, Sculptor Capital Management, Inc., Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP, dated as of June 9, 2020, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 10, 2020.

10.88
Settlement Agreement and Full and Final Release of All Claims, dated September 17, 2020, by and among OZ Africa Management GP, LLC and certain former shareholders of Africa Resources Ltd., incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 23, 2020.

10.89
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

10.90
Board Representation Agreement, dated as of November 13, 2020 by and among the Sculptor Capital Management, Inc. and Delaware Life Insurance Company, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 13, 2020.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

Exhibit No.	Description

*	Filed herewith

**	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

+	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 23, 2021

SCULPTOR CAPITAL MANAGEMENT, INC.

By:	/s/ Dava Ritchea
Dava Ritchea
Chief Financial Officer and Executive Managing Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Shafir	Chief Executive Officer, Executive Managing Director and Director (Principal Executive Officer)	February 23, 2021
Robert Shafir

/s/ Dava Ritchea	Chief Financial Officer and Executive Managing Director (Principal Financial Officer)	February 23, 2021
Dava Ritchea

/s/ James S. Levin	Chief Investment Officer, Executive Managing Director and Director	February 23, 2021
James S. Levin

/s/ Herbert A. Pollard	Chief Accounting Officer and Managing Director (Principal Accounting Officer)	February 23, 2021
Herbert A. Pollard

/s/ Richard G. Ketchum	Director	February 23, 2021
Richard G. Ketchum

/s/ Marcy Engel	Director	February 23, 2021
Marcy Engel

/s/ Georganne C. Proctor	Director	February 23, 2021
Georganne C. Proctor

/s/ J. Morgan Rutman	Director	February 23, 2021
J. Morgan Rutman

/s/ Bharath Srikrishnan	Director	February 23, 2021
Bharath Srikrishnan

SCULPTOR CAPITAL MANAGEMENT, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Sculptor Capital Management, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sculptor Capital Management, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of investments that are held by the Funds managed by the Company and that are traded in inactive markets and/or are valued using unobservable inputs

Description of the matter
As described in Note 2 to the consolidated financial statements, management fees earned by the Company are primarily based on the net asset value of funds managed by the Company (“Funds”), while incentive income is based on the cumulative performance of those Funds. The net asset value and performance of the Funds is largely impacted by the fair value measurements of the assets and liabilities of the Funds. The Funds hold a variety of investments, certain of which are not publicly traded or that are otherwise illiquid. Significant judgment and estimation go into the assumptions (e.g., cash flows, implied yields, EBITDA multiples) that drive the fair value of such investments. The fair value of these investments may be estimated using a combination of observed transaction prices, prices from third parties (including independent pricing services and relevant broker quotes), models or other valuation methodologies based on pricing inputs that are neither directly nor indirectly market observable.

Auditing the fair value of investments that are held by the Funds and are traded in inactive markets and/or are valued using unobservable inputs is especially challenging because determining the fair value can be complex, highly judgmental, and involves inputs, estimates, and assumptions that are not directly or indirectly observable in the market. Also, applying audit procedures to address the estimation uncertainty involves a high degree of auditor judgment and may involve the use of internal valuation specialists.

How we addressed the matter in our audit
We obtained an understanding of the types of instruments and related characteristics that affect estimation uncertainty and evaluated the design and tested the operating effectiveness of management’s controls over the Company’s valuation process for the Funds’ investments, including management’s review controls over the significant inputs, estimates, and assumptions utilized in the fair value measurements.
Our audit procedures included, among others, evaluating on a sample basis, the valuation methodologies and significant inputs, estimates, and assumptions used by the Company in valuing the Funds’ investments that trade in inactive markets and/or are valued using unobservable inputs, and testing on a sample basis, the mathematical accuracy of the Company’s related valuation models.
For a sample of the Funds’ investments, we determined whether the values developed internally by the Company were the same as the values recorded by the Funds.
For a sample of the Funds’ investments, and with assistance from our internal valuation specialists, where applicable, we tested the Company’s significant inputs, estimates and assumptions by comparing them to investee and relevant market information and/or independently developed a range of fair value estimates and compared our estimates to the Funds’ valuations. For example, for certain selected investments and with the assistance of our internal valuation specialists, we independently obtained market spreads, default rates, prepayment rates, recovery rates and implied market yields from third-party sources and market data, where available and as applicable, to independently develop a range of fair value estimates to compare to the Funds’ valuations.
We evaluated, for a sample of the Funds’ investments, whether subsequent events and transactions (including subsequent sales of positions) corroborated or contradicted the Funds’ year-end valuations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.
New York, New York
February 23, 2021

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Assets
Cash and cash equivalents	$183,815	$240,938
Restricted cash	3,162	4,501
Investments (includes assets measured at fair value of $309,805 and $329,435, including assets sold under agreements to repurchase of $123,616 and $98,085 as of December 31, 2020 and 2019, respectively)	414,974	411,426
Income and fees receivable	539,623	215,395
Due from related parties	14,086	15,355
Deferred income tax assets	240,288	310,557
Operating lease assets	104,729	115,810
Other assets, net	82,500	82,608
Assets of consolidated funds:
Other assets of consolidated funds	—	649
Total Assets	$1,583,177	$1,397,239
Liabilities and Shareholders’ Equity
Liabilities
Compensation payable	$234,006	$187,180
Unearned income and fees	61,880	61,109
Due to related parties	202,225	211,915
Operating lease liabilities	115,237	128,043
Debt obligations	334,972	286,728
Warrant liabilities, at fair value	37,827	—
Securities sold under agreements to repurchase	122,638	97,508
Other liabilities	39,512	58,906
Liabilities of consolidated funds:
Other liabilities of consolidated funds	—	389
Total Liabilities	1,148,297	1,031,778
Commitments and Contingencies (Note 18)
Redeemable Noncontrolling Interests (Note 4)	—	150,000
Shareholders’ Equity
Class A Shares, par value $0.01 per share, 100,000,000 and 100,000,000 shares authorized, 22,903,571 and 21,284,945 shares issued and outstanding as of December 31, 2020 and 2019, respectively	229	213
Class B Shares, par value $0.01 per share, 75,000,000 and 75,000,000 shares authorized, 32,824,538 and 29,208,952 shares issued and outstanding as of December 31, 2020 and 2019, respectively	328	292
Additional paid-in capital	166,917	117,936
Accumulated deficit	(178,674)	(343,759)
Accumulated other comprehensive income	732	—
Shareholders’ deficit attributable to Class A Shareholders	(10,468)	(225,318)
Shareholders’ equity attributable to noncontrolling interests	445,348	440,779
Total Shareholders’ Equity	434,880	215,461
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity	$1,583,177	$1,397,239
See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Revenues
Management fees	$270,753	$253,011	$281,862
Incentive income	616,959	321,621	202,896
Other revenues	9,218	15,982	15,976
Income of consolidated funds	90	6,732	6,489
Total Revenues	897,020	597,346	507,223

Expenses
Compensation and benefits	409,228	418,349	312,723
Interest expense	21,100	24,900	24,179
General, administrative and other	232,187	149,961	181,977
Expenses of consolidated funds	53	646	406
Total Expenses	662,568	593,856	519,285

Other (Loss) Income
Changes in fair value of warrant liabilities	(7,548)	—	—
Changes in tax receivable agreement liability	(2,554)	4,776	2,218
Net losses on early retirement of debt	(5,011)	(6,375)	(14,303)
Net gains (losses) on investments	10,611	8,068	(7,055)
Net gains (losses) of consolidated funds	—	3,768	(5,200)
Total Other (Loss) Income	(4,502)	10,237	(24,340)

Income (Loss) Before Income Taxes	229,950	13,727	(36,402)
Income taxes	75,272	34,112	12,500
Consolidated Net Income (Loss)	154,678	(20,385)	(48,902)
Less: Net loss attributable to noncontrolling interests	22,956	36,184	24,909
Less: Net income attributable to redeemable noncontrolling interests	—	(8,745)	(291)
Net Income (Loss) Attributable to Sculptor Capital Management, Inc.	177,634	7,054	(24,284)
Change in redemption value of Preferred Units	(6,952)	44,364	—
Net Income (Loss) Attributable to Class A Shareholders	$170,682	$51,418	$(24,284)

Earnings (Loss) per Class A Share
Earnings (Loss) per Class A Share - basic	$7.55	$2.48	$(1.26)
Earnings (Loss) per Class A Share - diluted	$3.00	$1.57	$(1.26)
Weighted-average Class A Shares outstanding - basic	22,597,829	20,773,493	19,270,929
Weighted-average Class A Shares outstanding - diluted	49,872,078	46,300,690	19,270,929

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Consolidated net income (loss)	$154,678	$(20,385)	$(48,902)
Other Comprehensive Income (Loss), Net of Tax
Other comprehensive income - currency translation adjustment	1,809	—	—
Comprehensive Income (Loss)	156,487	(20,385)	(48,902)
Less: Comprehensive loss attributable to noncontrolling interests	21,879	36,184	24,909
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	(8,745)	(291)
Comprehensive Income (Loss) Attributable to Sculptor Capital Management, Inc.	$178,366	$7,054	$(24,284)

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Number of Class A Shares
Beginning balance	21,284,945	19,905,126	18,957,321
Equity-based compensation	1,618,626	1,379,819	947,805
Ending Balance	22,903,571	21,284,945	19,905,126

Number of Class B Shares
Beginning balance	29,208,952	29,458,948	33,933,948
Equity-based compensation	3,615,586	(249,996)	(4,125,000)
Relinquishment of Group A Units (Note 4)	—	—	(350,000)
Ending Balance	32,824,538	29,208,952	29,458,948

Class A Shares Par Value
Beginning balance	$213	$—	$—
Equity-based compensation	16	8	—
Reclassification upon corporate conversion	—	205	—
Ending Balance	$229	$213	$—

Class B Shares Par Value
Beginning balance	$292	$—	$—
Equity-based compensation	36	—	—
Reclassification upon corporate conversion	—	292	—
Ending Balance	$328	$292	$—

Additional Paid-in Capital
Beginning balance	$117,936	$3,135,841	$3,102,074
Dividend equivalents on Class A restricted share units	936	1,739	1,618
Equity-based compensation, net of taxes	54,997	83,061	33,575
Reclassification upon corporate conversion	—	(3,235,728)	—
Impact of changes in Sculptor Operating Group ownership	—	(124)	(1,426)
Reallocation of equity and income tax effects of Recapitalization	—	37,816	—
Amendment to tax receivable agreement	—	50,967	—
Change in redemption value of Preferred Units	(6,952)	44,364	—
Ending Balance	$166,917	$117,936	$3,135,841

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — (continued)

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Accumulated Deficit
Beginning balance	$(343,759)	$(3,564,727)	$(3,555,905)
Impact of adoption of ASU 2014-09	—	—	41,922
Cash dividends declared on Class A Shares	(11,613)	(19,578)	(24,842)
Dividend equivalents on Class A restricted share units	(936)	(1,739)	(1,618)
Reclassification upon corporate conversion	—	3,235,231	—
Consolidated net income (loss), excluding amounts attributable to redeemable noncontrolling interests	177,634	7,054	(24,284)
Ending Balance	$(178,674)	$(343,759)	$(3,564,727)

Accumulated Other Comprehensive (Loss)
Beginning balance	$—	$—	$—
Currency translation adjustment	732	—	—
Ending Balance	$732	$—	$—
Shareholders’ Deficit Attributable to Class A Shareholders	$(10,468)	$(225,318)	$(428,886)

Shareholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$440,779	$419,431	$357,902
Impact of adoption of ASU 2014-09	—	—	75,062
Currency translation adjustment	1,077	—	—
Capital contributions	10,878	2,606	1,733
Capital distributions	(5,425)	(1,007)	(37,043)
Equity-based compensation, net of taxes	20,995	37,853	45,260
Impact of changes in Sculptor Operating Group ownership	—	124	1,426
Reallocation of equity and income tax effects of Recapitalization	—	(39,086)	—
Change in redemption value of Preferred Units	—	57,042	—
Consolidated net loss, excluding amounts attributable to redeemable noncontrolling interests	(22,956)	(36,184)	(24,909)
Ending Balance	$445,348	$440,779	$419,431
Total Shareholders’ Equity (Deficit)	$434,880	$215,461	$(9,455)

Cash dividends paid on Class A Shares	$0.53	$0.95	$1.30

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income (loss)	$154,678	$(20,385)	$(48,902)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Amortization of equity-based compensation	80,420	127,505	87,130
Depreciation, amortization and net gains and losses on fixed assets	7,124	8,449	10,308
Changes in fair value of warrant liabilities	7,548	—	—
Net losses on early retirement of debt	5,011	6,375	14,303
Deferred income taxes	69,456	26,935	8,599
Non-cash lease expense	21,398	21,222	—
Net (gains) losses on investments, net of dividends	(7,840)	(4,577)	11,350
Operating cash flows due to changes in:
Income and fees receivable	(324,074)	(132,552)	300,450
Due from related parties	1,413	5,399	7,448
Other assets, net	(692)	7,733	30,607
Compensation payable	44,426	79,290	(106,645)
Unearned income and fees	771	(599)	17,109
Due to related parties	(9,691)	(2,674)	266
Operating lease liabilities	(22,313)	(18,286)	—
Other liabilities	(19,212)	1,107	(11,144)
Consolidated funds related items:
Net gains of consolidated funds	—	(3,768)	5,200
Purchases of investments	—	(128,917)	(378,626)
Proceeds from sale of investments	—	263,505	245,309
Other assets of consolidated funds	649	(31,832)	(7,769)
Other liabilities of consolidated funds	(389)	8,041	3,203
Net Cash Provided by Operating Activities	8,683	211,971	188,196

Cash Flows from Investing Activities
Purchases of fixed assets	(2,639)	(1,935)	(5,830)
Purchases of United States government obligations	(340,334)	(400,766)	(293,183)
Maturities and sales of United States government obligations	383,101	437,574	129,781
Investments in funds	(32,210)	(110,650)	(179,930)
Return of investments in funds	7,453	60,957	180,415
Net Cash Provided by (Used in) Investing Activities	15,371	(14,820)	(168,747)

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)

Cash Flows from Financing Activities
Redemption of Preferred Units	(156,952)	—	—
Contributions from noncontrolling and redeemable noncontrolling interests	10,878	6,353	148,950
Distributions to noncontrolling and redeemable noncontrolling interests	(5,425)	(104,098)	(52,506)
Dividends on Class A Shares	(11,613)	(19,578)	(24,842)
Proceeds from debt obligations, net of issuance costs	311,773	3,423	301,558
Repayment of debt obligations, including prepayment costs	(245,036)	(192,790)	(595,463)
Proceeds from securities sold under agreements to repurchase, net of issuance costs	16,605	36,134	63,099
Other, net	(2,940)	(5,040)	(5,874)
Net Cash Used in Financing Activities	(82,710)	(275,596)	(165,078)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	194	—	—
Net change in cash and cash equivalents and restricted cash	(58,462)	(78,445)	(145,629)
Cash and cash equivalents and restricted cash, beginning of period	245,439	323,884	469,513
Cash and Cash Equivalents and Restricted Cash, End of Period	$186,977	$245,439	$323,884

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$15,530	$11,583	$28,472
Income taxes	$5,280	$4,978	$2,930

Non-cash transactions:
Increase in paid-in capital as a result of tax receivable agreement amendment	$—	$50,967	$—
Assets related to funds deconsolidated	$—	$92,946	$—
Liabilities related to funds deconsolidated	$—	$49,588	$—

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$183,815	$240,938	$315,809
Restricted cash	3,162	4,501	8,075
Total Cash and Cash Equivalents and Restricted Cash	$186,977	$245,439	$323,884

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

1. ORGANIZATION
Sculptor Capital Management, Inc. (the “Registrant”), a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Company” or “Sculptor Capital”), is a global alternative asset management firm providing investment products in a range of areas, including multi-strategy, credit and real estate. With offices in New York, London, Hong Kong and Shanghai, the Company serves global clients through commingled funds, separate accounts and specialized products (collectively, the “funds”). Sculptor Capital’s distinct investment process seeks to generate attractive and consistent risk-adjusted returns across market cycles through a combination of bottom-up fundamental analysis, a high degree of flexibility, a collaborative team and integrated risk management. The Company’s capabilities span all major geographies, in strategies including fundamental equities, corporate credit, real estate debt and equity, merger arbitrage and structured credit.
The Company manages multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles. Through Institutional Credit Strategies, the Company’s asset management platform that invests in performing credits, the Company manages collateralized loan obligations (“CLOs”), aircraft securitization vehicles, collateralized bond obligations (“CBOs”), commingled products and other customized solutions for clients.
The Company’s primary sources of revenues are management fees, which are based on the amount of the Company’s assets under management, and incentive income, which is based on the investment performance of its funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of assets under management and the investment performance of the funds.
The Company conducts its business and generates substantially all of its revenues primarily in the United States (the “U.S”) through one operating and reportable segment. The single reportable segment reflects how the Company’s chief operating decision makers allocate resources, make operating decisions and assess financial performance on a consolidated basis under the Company’s ‘one-firm approach,’ which includes operating collaboratively across business lines, with predominantly a single expense pool. The Company conducts its operations through Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP (collectively, the “Sculptor Operating Partnerships” and collectively with their consolidated subsidiaries, the “Sculptor Operating Group”). The Registrant holds its interests in the Sculptor Operating Group indirectly through Sculptor Capital Holding Corporation (“Sculptor Corp”), a wholly owned subsidiary of the Registrant.
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
COVID-19 Pandemic
In 2020, a novel strain of coronavirus (“COVID-19”) spread across the world resulting in a wide-spread market and economic downturn. The Company’s largest fund, the Sculptor Master Fund, has generated performance-related appreciation through December 31, 2020. However, in the first quarter of 2020, the fund experienced significant performance-related depreciation driven by the market and economic impacts of the ongoing COVID-19 pandemic, which had a negative impact on the Company’s incentive income during the first quarter of 2020. In the last three quarters of 2020, the Company generated strong returns that offset the first quarter losses. To the extent that the Company’s funds experience significant performance-related depreciation in the future, whether due to the COVID-19 pandemic or other factors, it would have a material impact on the Company’s ability to earn incentive income in those years, as well as in future years until the losses are recovered for continuing fund investors.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

In addition, in the first quarter of 2020, the Company also experienced significant unrealized losses on its risk retention investments held in certain of the CLOs that it manages as a result of the market and economic impacts of the ongoing COVID-19 pandemic. As of December 31, 2020, those unrealized losses had been recovered due to improved market conditions. The Company is required to hold these investments for the entire duration of the CLOs. To the extent that cash flows in the CLOs deteriorate, whether due to the COVID-19 pandemic or other factors, the Company could experience declining interest income and impairments on these investments.
A portion of the management fees the Company earns from its CLOs is subordinated to other obligations of the CLOs, including principal and interest on the notes issued by the CLOs. When certain overcollateralization tests are triggered, cash flows received on the underlying collateral in the CLOs that would have otherwise been distributed as subordinated management fees to the Company are redirected to pay principal and interest on the more senior obligations of the CLOs. In 2020, driven by the market and economic impacts of the ongoing COVID-19 pandemic and resulting ratings downgrades and defaults on certain of the collateral held by CLOs, certain impacted CLOs failed to satisfy one or more overcollateralization tests, and therefore, the Company has stopped recognizing subordinated management fees for these CLOs until the collateral tests are remedied and such fees are paid. The Company recovered a portion of those management fees during the year, and as of December 31, 2020, the Company had approximately $5.6 million of subordinated management fees on a GAAP basis for which collection and revenue recognition has been deferred if and until the relevant CLOs have paid such deferred fees. In the event the persistent market conditions do not sufficiently recover over the life cycle of these CLOs, the Company’s management fees from its securitization vehicles will continue to deteriorate. The Company will continue to evaluate its ability to collect these and any future fees; however, to the extent the overcollateralization tests in the CLOs have not been cured, the amount of fees for which collection and revenue recognition has been deferred would continue to increase, which would negatively impact the Company’s liquidity and the amounts it recognizes as revenue in future periods.
The Company has also evaluated its long-lived assets including operating lease assets and goodwill and has not identified any impairments to these assets as of December 31, 2020 and 2019.
Company Structure
The Registrant is a holding company that, through Sculptor Corp, holds equity ownership interests in the Sculptor Operating Group. The Registrant had issued and outstanding the following share classes:
•Class A Shares—Class A Shares are publicly traded and entitle the holders thereof to one vote per share on matters submitted to a vote of shareholders. The holders of Class A Shares are entitled to any distributions declared on the Class A Shares by the Registrant’s Board of Directors.
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
The Company conducts its operations through the Sculptor Operating Group. The following is a list of the outstanding units of the Sculptor Operating Partnerships as of December 31, 2020:
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions. A “book-up” is achieved when sufficient appreciation has occurred to meet a prescribed capital account book-up target under the terms of the Sculptor Operating Partnership limited partnership agreements.
Holders of Group A Units do not receive distributions during the Distribution Holiday. Group A Unit grants are accounted for as equity-based compensation. See Note 13 for additional information. The Company completed a recapitalization in February 2019 (“Recapitalization”). See Note 3 for additional details. In connection with the Recapitalization each Group A Unit outstanding on the Recapitalization date was recapitalized into 0.65 Group A Units and 0.35 Group A-1 Units.
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
•Group E Units—Group E Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains. Each Group E Unit converts into a Group A Unit and becomes exchangeable for one Class A Share (or the cash equivalent thereof) to the extent there has been a sufficient amount of appreciation for a Group E Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group E Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent of their relative positive capital accounts (if any). In connection with the Recapitalization, all outstanding Group D Units, which were non-equity profits interests, converted into Group E Units on a one-for-one basis. Holders of Group E Units do not receive distributions during the Distribution Holiday. See Note 3 for additional information. Group E Unit grants are accounted for as equity-based compensation. See Note 13 for additional information.
•Group P Units—Group P Units were limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains. Each Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent thereof), in each case upon satisfaction of certain service and performance conditions at such time and, with respect to exchanges, to the extent there has been sufficient appreciation for a Group P Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group P Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent that certain performance conditions are met and to the extent of their relative positive capital accounts (if any). The terms of the Group P Units may be varied for certain executive managing directors. Group P Unit grants are accounted for as equity-based compensation. See Note 13 for additional information.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

•Preferred Units— The Preferred Units were non-voting preferred equity interests in the Sculptor Operating Partnerships. Preferred Units issued in 2016 and 2017 are collectively referred to as the “2016 Preferred Units.” The 2016 Preferred Units were redeemed in full as a part of the Recapitalization. The Preferred Units issued in 2019 are referred to as the “2019 Preferred Units.” The 2019 Preferred Units were redeemed in full at a 25% discount in the fourth quarter of 2020.
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
The following table presents the number of shares and units of the Registrant and the Sculptor Operating Partnerships, respectively, that were outstanding as of December 31, 2020:

As of December 31, 2020
Sculptor Capital Management, Inc.
Class A Shares	22,903,571
Class B Shares	32,824,538
Warrants to purchase Class A Shares (Note 8)	4,338,015

Sculptor Operating Partnerships
Group A Units	16,019,506
Group A-1 Units	9,779,446
Group B Units	22,903,571
Group E Units	12,975,820
Group P Units	3,385,000
In addition, the Company grants Class A restricted share units (“RSUs”) and performance-based RSUs (“PSUs”) to its employees and executive managing directors as a form of compensation. RSU and PSU grants are accounted for as equity-based compensation. See Note 13 for additional information.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All intercompany transactions and balances have been eliminated in consolidation. The notes are an integral part of the Company’s consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

amount of the Company’s deferred income tax assets. While management believes that the estimates utilized in preparing the consolidated financial statements are reasonable and prudent, actual results could differ materially from those estimates.
Foreign Currency
The functional currency of substantially all of the Company’s consolidated subsidiaries is the U.S. dollar, as their operations are considered extensions of U.S. parent operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at the closing rates of exchange on the balance sheet date. Nonmonetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars using the historical exchange rate. As a result, no transaction gains or losses are recognized for nonmonetary assets and liabilities. The profit or loss arising from foreign currency transactions are remeasured using the rate in effect on the date of any relevant transaction. Gains and losses on transactions denominated in foreign currencies due to changes in exchange rates are recorded within general, administrative and other. Unrealized gains and losses due to changes in exchange rates related to investments held in a currency other than an entity’s functional currency are reported in net gains (losses) on investments in the consolidated statements of operations.
The Company has a subsidiary whose functional currency is the Euro, and the financial statements of such entity are translated into U.S. dollars using the exchange rates prevailing at the end of each reporting period, and the statement of operations of the entity is translated using the rate in effect on the date of any relevant transaction. Gains and losses arising from the translation of monetary assets and liabilities are recorded as a currency translation adjustment in the consolidated statements of comprehensive income (loss) and are included in accumulated other comprehensive income (loss) in the consolidated balance sheets.
Consolidation
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
The Company first evaluates whether it holds a variable interest in an entity. Where the Company holds a variable interest in an entity, it is required to determine whether it should consolidate the entity. Fee arrangements are not considered variable interests when they are commensurate with the level of effort required to provide services and include only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length, and where the Company does not hold other interests in the entity that would absorb more than an insignificant amount of the variability of the entity.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
The Company did not consolidate any VIEs that were material as of December 31, 2020.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
As of December 31, 2020, Group P Units are not participating in the earnings of the Sculptor Operating Group, as certain service and performance conditions, as described in Note 13, have not been met as of the reporting period end.
See Note 4 for additional information regarding the Company’s interest in the Sculptor Operating Group.
Noncontrolling Interests
The Group A Units represent interests in the Sculptor Operating Group not held by the Company, and amounts attributable to these units are presented as noncontrolling interests in the consolidated balance sheets, and allocations to these interests are presented as net income (loss) attributable to noncontrolling interests in the consolidated statements of operations. Additionally, until the third quarter of 2019, the Company consolidated certain credit funds that it manages, wherein investors were able to redeem their interests on a monthly basis. Amounts relating to these fund investors’ interests in these funds were presented as redeemable noncontrolling interests in the consolidated balance sheets. Profits and losses attributable to these interests were presented as net income (loss) attributable to redeemable noncontrolling interests in the consolidated statements of operations. See Note 4 for additional information regarding noncontrolling interests.
Preferred Units
Up until their redemption in November 2020, the Company presented Preferred Units as redeemable noncontrolling interests, outside of permanent equity on the Company’s consolidated balance sheet, as the redemption of the Preferred Units may be effected in a manner not solely in control of the Company. The Company recorded the proceeds from the issuance and sale net of transactions costs. As the redemption of the Preferred Units was outside of the control of the Company, the Company carried the Preferred Units at redemption value at each period end. The change in redemption value was treated as a reduction of the common equity holders’ interests in the Sculptor Operating Group. The pro rata share of the change in redemption value that

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

was allocable to the Registrant was treated as an adjustment to net income (loss) attributable to Class A Shareholder when calculating earnings (loss) per Class A Share.
Revenue Recognition
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
On January 1, 2018, the Company adopted new revenue guidance issued by the FASB, Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The new revenue guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services (i.e., the transaction price). The new revenue guidance was adopted on a modified retrospective basis. As a result of the adoption of ASU 2014-09, the Company now recognizes certain incentive income earlier than as prescribed under guidance in effect for prior years as the threshold for recognition of incentive income under ASU 2014-09 is lower than under the previous standard. The Company recognized an opening adjustment in 2018 to shareholders’ equity of $117.0 million, of which $41.9 million was attributable to Class A Shareholders.
Management Fees
Management fees for the Company’s multi-strategy funds typically range from 1.00% to 2.25% annually of assets under management based on the net asset value of these funds. For the Company’s opportunistic credit funds, management fees typically range from 0.75% to 2.00% annually based on the net asset value of these funds. Management fees for Institutional Credit Strategies, which primarily relate to CLOs, generally range from 0.30% to 0.50% annually based on the par value of the collateral and cash held in the CLOs. Management fees for the Company’s real estate funds typically range from 0.50% to 1.50% annually based on the amount of capital committed or invested during the investment period, and on the amount of invested capital after the investment period. Management fees are recognized over the period during which the related services are performed.
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
A portion of the management fees the Company earns from its CLOs is subordinated to other obligations of the CLOs, including principal and interest on the notes issued by the CLOs. When certain overcollateralization tests are triggered, cash flows received on the underlying collateral in the CLOs that would have otherwise been distributed as subordinated management fees to the Company are redirected to pay principal and interest on the more senior obligations of the CLOs. In the event a CLO fails to satisfy one or more overcollateralization tests, the Company will stop recognizing management fees for the CLO until if and when the collateral tests are remedied and all fees are paid.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
See Note 12 for additional information regarding the Company’s revenues.
Other Revenues
Other revenues consist primarily of interest income on investments in CLOs and cash and cash equivalents and subrental income. Interest income is recognized on an effective yield basis. Subrental income is recognized on a straight-line basis over the lease term. For the years ended December 31, 2020, 2019, and 2018, the Company recognized $7.0 million, $12.5 million, and $15.9 million, respectively, of interest income.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Compensation and Benefits
Compensation and benefits is comprised of salaries, employee benefits, payroll taxes, and discretionary and guaranteed cash bonus expense. The Company generally recognizes compensation and benefits expenses over the related service period.
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
For liability-classified share-based payments, the Company recognizes compensation expense over the requisite service period and adjusts to the fair value as of the end of the reporting period.
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
See Note 13 for additional information on the Company’s equity-based compensation plans.
Group D Units
Prior to 2019, the Company issued Group D Units to executive managing directors. Group D Units were not considered equity under GAAP, and therefore no equity-based compensation expense was recognized for these units when they were granted. Distributions to holders of Group D Units were included within compensation and benefits in the consolidated statements of operations. Upon the conversion of Group D Units into Group E Units in connection with the Recapitalization, the Company recognized a one-time charge for the grant-date fair value of the vested units and began to amortize the grant-date fair value of the unvested units over the service period.
Profit Sharing Arrangements
The Company also has profit-sharing arrangements whereby certain employees and executive managing directors are entitled to a share of incentive income distributed to the Company from its real estate funds. To the extent that the payments made by the Company to the employees and executive managing directors are probable and reasonably estimable, the Company accrues these payments as compensation expense, which may occur prior to the recognition of the related incentive income.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
Comprehensive Income (Loss)
Comprehensive income consists of net income and other comprehensive income. The Company’s other comprehensive income is comprised of foreign currency translation adjustments associated with the Company’s Euro denominated subsidiary and related income tax effects. The Company would release income tax effects from accumulated other comprehensive income if and when the investment in the foreign entity is sold or liquidated.
Cash and Cash Equivalents and Restricted Cash
The Company considers highly-rated liquid investments that have an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents (excluding investments in U.S. government obligations, as discussed below) are recorded at amortized cost plus accrued interest. Interest income from cash and cash equivalents is recorded in other revenues in the consolidated statements of operations. As of December 31, 2020, excluding investments in U.S. government obligations, substantially all of the Company’s cash and cash equivalents were held with one major financial institution, which exposes the Company to a certain degree of credit risk concentration. Restricted cash represents amounts that are restricted as to usage due to regulatory reasons.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Investments
Investments in CLOs
The Company elected to measure its investments in CLOs at fair value through consolidated net income (loss) in order to simplify its accounting for these instruments. Changes in fair value of these investments are included within net gains (losses) on investments in the consolidated statements of operations. The Company accrues interest income on its investments in CLOs using the effective interest method.
Investments in Other Funds
The Company’s equity investments in funds, where the Company exercises significant influence but for which the Company has not elected the fair value option, are accounted for under the equity method of accounting. The Company recognizes its share of earnings within net gains (losses) on investments in the consolidated statements of operations. The carrying amounts of equity method investments are recorded in investments in the consolidated balance sheets.
Investments in U.S. Government Obligations
The Company invests in U.S. government obligations to manage excess liquidity. These investments are carried at fair value, as the Company has elected the fair value option. Interest income on such securities is separately presented from the overall change in fair value and is recognized in other revenues in the consolidated statements of operations. Any remaining change in fair value of such securities is recognized in net gains (losses) on investments in the consolidated statements of operations. These investments are recorded in the consolidated balance sheet within cash and cash equivalents for investments with an original maturity from the date of purchase of three months or less, and within investments for those longer than three months. Interest income and changes in fair value of these investments were immaterial for the years ended December 31, 2020, 2019 and 2018.
Transfers of Financial Assets
Historically, the Company purchased loans in the open market and sold the loans at cost to CLOs it manages. The Company accounted for the transfers of these loans as sales upon meeting the following requirements: (i) the transferred assets were legally isolated from the Company; (ii) holders of the notes issued by the CLO (other than the Company) had the right to sell or pledge their notes; and (iii) the Company did not maintain effective control over the transferred loans. See Note 5 for additional information.
Leases
Right-of-use assets and liabilities related to operating leases are included within operating lease assets and operating lease liabilities, respectively, in the Company’s consolidated balance sheets. Right-of-use assets and liabilities related to finance leases are included within other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.
The Company adopted ASU 2016-02, Leases (Topic 842), as amended, on January 1, 2019 (“ASC 842”). The Company did not restate prior periods and there were no adjustments to retained earnings upon adoption of ASC 842. The Company applied the package of practical expedients permitted under the transition guidance within the new standard, including carrying forward the historical lease classification and not reassessing whether certain costs capitalized under the prior guidance are eligible for capitalization under ASC 842. The adoption of ASC 842 resulted in the recognition of $126.0 million and $135.9 million of operating lease assets and liabilities, respectively, with the net of these amounts offsetting the deferred rent credit liability in existence immediately prior to adoption.
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
DECEMBER 31, 2020

make lease payments arising from the lease. The Company does not recognize right-of-use lease assets and lease liabilities for leases with an initial term of one year or less.
As the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments. The determination of an appropriate incremental borrowing rate requires judgment. The Company determines its incremental borrowing rate based on publicly available data for instruments with similar characteristic, including recently issued debt, as well as other factors.
The operating lease assets include any lease payments made and excludes lease incentives. Lease terms include options to extend or terminate when it is reasonably certain that the Company will exercise that option. In addition, the Company separates lease and non-lease components embedded within lease agreements, except for data center leases.
Lease expense for operating lease payments, which is comprised of amortization of right-of-use assets and interest accretion on lease liabilities, is generally recognized on a straight-line basis over the lease term and included within general, administrative and other expenses in the consolidated statements of operations. Amortization of right-of-use lease assets related to finance leases is included within general, administrative and other expenses and interest accretion on lease liabilities related to finance leases is included within interest expense.
Subrental income is recognized on a straight-line basis over the lease term and is included within other revenues in the consolidated statements of operations. Where the Company has entered into a sublease arrangement, the Company will evaluate the lease arrangement for impairment. To the extent an impairment of the right-of-use lease asset is recognized, the Company will amortize the remaining lease asset on a straight-line basis over the remaining lease term.
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
Goodwill
Goodwill is included within other assets, net in the Company’s consolidated balance sheets and relates to the Company’s 2007 acquisition of a noncontrolling interest in its real estate business. The Company tests goodwill for impairment on an annual basis or more frequently if events or circumstances justify conducting an interim test.
Debt Obligations
Debt obligations are carried at amortized cost and are reported net of any debt issuance costs, discounts and premiums. Debt issuance costs, discounts and premiums are amortized to interest expense over the life of the instrument term using the effective interest method. Unamortized debt issuance costs, discounts and premiums are written off to net losses on early retirement of debt in the consolidated statements of operations when the Company prepays borrowings prior to maturity.
Warrant Liabilities
Warrants are classified as liabilities due to the cash settlement feature in the event of a change in control specified in the warrants agreements. Warrant liabilities are recognized at fair value, with changes in fair value included in other (loss) income in the consolidated statements of operations.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. Securities transferred to counterparties under repurchase agreements are included within investments in the consolidated balance sheets. Cash received under a repurchase agreement is recognized as a liability within securities sold under agreements to repurchase in the consolidated balance sheets. Interest expense is recognized on an effective yield basis and is included within interest expense in the consolidated statements of operations. See Note 9 for additional information.
Policies of Consolidated Funds
Until the third quarter of 2019, the Company consolidated certain credit funds. These funds were considered investment companies for GAAP purposes. Pursuant to specialized accounting guidance for investment companies and the retention of that guidance in the Company’s consolidated financial statements, the investments held by the consolidated funds’ were reflected in the consolidated financial statements at their estimated fair values. The Company continues to consolidate certain funds that are currently not material to the Company’s consolidated financial statements. The policies below relate to the credit funds that were deconsolidated during the third quarter of 2019.
Income of Consolidated Funds
Income of consolidated funds consisted of interest income, dividend income and other miscellaneous items. Interest income was recorded on an accrual basis. Dividend income was recorded on the ex-dividend date, net of withholding taxes, if applicable. Premiums and discounts were amortized and accreted, respectively, to income of consolidated funds in the consolidated statements of operations.
Expenses of Consolidated Funds
Expenses of consolidated funds consisted of interest expense and other miscellaneous expenses. Interest expense was recorded on an accrual basis.
Investments of Consolidated Funds, at Fair Value
Investments of consolidated funds, at fair value included the consolidated funds’ investments in securities, investment companies and other investments. Securities transactions were recorded on a trade-date basis. Realized gains and losses on sales of investments of the funds were determined on a specific identification basis and were included within net gains (losses) of consolidated funds in the consolidated statements of operations.
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
Recently Adopted Accounting Pronouncements
No changes to GAAP that went into effect in the year ended December 31, 2020, had a material effect on the Company’s consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
As part of the Recapitalization in February 2019, (i) $200.0 million of the 2016 Preferred Units was restructured into Debt Securities (as described in Note 8) and (ii) $200.0 million of the 2016 Preferred Units was restructured into 2019 Preferred Units. As a result of the Recapitalization, Preferred Units reported in redeemable noncontrolling interests in the Company’s balance sheet decreased to a balance of $150.0 million, which represented the redemption value of the 2019 Preferred Units net of the negotiated prepayment discount available as of that date. The adjustment to the redemption value was taken as an adjustment to the net income (loss) allocable to Class A Shareholders. The restructuring of the 2016 Preferred Units into Debt Securities resulted in the Company initially recognizing the Debt Securities at fair value of $167.8 million net of discount and debt issuance costs, and the discounts and debt issuance costs were amortized through interest expense through the date the Debt Securities were repaid in November 2020. For additional details on Preferred Units impacts see Note 4 and for additional details on debt obligations impacts see Note 8.
Reallocation of Equity
In connection with the Recapitalization, holders of Group A Units collectively reallocated 35% of their Group A Units to existing members of senior management and for potential grants to new hires. The reallocation was effected by (i) recapitalizing such Group A Units into Group A-1 Units, and (ii) creating and making grants to existing members of senior management (and reserving for future grants to active managing directors and new hires) of Group E Units, which were treated as new grants of equity-based compensation. An equivalent number of Group A-1 Units will be canceled at such time and to the extent that Group E Units vest and achieve a book-up. Upon vesting, holders of Group E Units received in connection with the reallocation of Group A Units will be entitled to vote a corresponding number of Class B Shares previously allocated to Group A-1 Units. Until such time as the relevant Group E Units become vested, the Class B Shares corresponding to the Group A-1 Units will be voted pro rata in accordance with the vote of the Class A Shares. In connection with the Recapitalization, the holders of the 2016 Preferred Units forfeited an additional 749,813 Group A Units (which were recapitalized into Group A-1 Units). As a result of the reallocation of equity and related income tax effects of Recapitalization, the Company recorded $37.8 million to the additional paid-in capital and a reduction of $39.1 million to noncontrolling interests in the year ended December 31, 2019.
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
 During the Distribution Holiday, (i) the Sculptor Operating Partnerships shall only make distributions with respect to Group B Units, (ii) the performance thresholds of Group P Units and PSUs shall be adjusted to take into account performance and distributions during such period, and (iii) RSUs will continue to receive dividend equivalents in respect of dividends or distributions paid on the Class A Shares. For certain executive managing directors, distributions on RSUs, as well as distributions counted in determining whether performance conditions of Group P Units and PSUs are met, are limited to an aggregate amount

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

not to exceed $4.00 per Group P Unit, PSU or RSU, as applicable, cumulatively during the Distribution Holiday. Following the termination of the Distribution Holiday, Group A Units and Group E Units (whether vested or unvested) shall receive distributions even if such units have not been booked-up.
The Distribution Holiday was effective retroactively to October 1, 2018. As a result, in the year ended December 31, 2019, the Company recorded an increase of $37.8 million to additional paid-in capital and a reduction of $39.1 million to noncontrolling interests to reallocate a portion of pre-Recapitalization earnings and related income tax effects from noncontrolling interests to the Company’s additional paid-in capital. Such adjustment is recorded within Recapitalization adjustment in the consolidated statement of shareholders’ equity (deficit).
Historical Cash Sweep
As part of the Recapitalization, the Company instituted a “cash sweep” with regards to required paydowns of the 2018 Term Loan and the 2019 Preferred Units. In the years ended December 31, 2020 and 2019, the Company repaid $45.0 million and $155.0 million, respectively, of the 2018 Term Loan. No repayments were made on the 2019 Preferred Units under the cash sweep. During the fourth quarter of 2020, the Company repaid the 2018 Term Loan, 2019 Preferred Units and the Debt Securities using proceeds from a new 2020 Term Loan and cash on hand. Upon these repayments, the cash sweep was no longer in effect with respect to the 2018 Term Loan and the 2019 Preferred Units. See Note 8 for additional details.
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
DECEMBER 31, 2020

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

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)

Sculptor Capital LP
Net loss	$(56,514)	$(101,557)	$(80,279)
Blended participation percentage	41%	43%	57%
Net Loss Attributable to Group A Units	$(23,259)	$(43,612)	$(45,833)

Sculptor Capital Advisors LP
Net income	$155,967	$37,667	$17,379
Blended participation percentage	0%	18%	56%
Net Income Attributable to Group A Units	$—	$6,695	$9,670

Sculptor Capital Advisors II LP
Net income	$128,295	$56,953	$18,510
Blended participation percentage	0%	0%	56%
Net Income Attributable to Group A Units	$—	$—	$10,447

Total Sculptor Operating Group
Net income (loss)	$227,748	$(6,937)	$(44,390)
Blended participation percentage	-10%	n/m	58%
Net loss Attributable to Group A Units	$(23,259)	$(36,917)	$(25,716)
_______________
n/m not meaningful
The following table presents the components of the net loss attributable to noncontrolling interests:

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Group A Units	$(23,259)	$(36,917)	$(25,716)
Other	303	733	807
	$(22,956)	$(36,184)	$(24,909)

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Group A Units	$433,756	$434,943
Other	11,592	5,836
	$445,348	$440,779
The Preferred Units (which were redeemed in the fourth quarter of 2020) and fund investors’ interests in certain consolidated funds (which were deconsolidated in the third quarter of 2019) were redeemable outside of the Company’s control. These interests were classified within redeemable noncontrolling interests in the consolidated balance sheets. The following tables present the activity in redeemable noncontrolling interests:

	Year Ended December 31,
	2020	2019			2018
	Preferred Units	Funds	Preferred Units	Total	Funds	Preferred Units	Total
	(dollars in thousands)
Beginning balance	$150,000	$157,660	$420,000	$577,660	$25,617	$420,000	$445,617
Fair value of Debt Securities exchanged for 2016 Preferred Units	—	—	(167,799)	(167,799)	—	—	—
Fair value of 2019 Preferred Units exchanged for 2016 Preferred Units	—	—	(137,759)	(137,759)	—	—	—
Issuance of 2019 Preferred Units, net of issuance costs	—	—	136,964	136,964	—	—	—
Change in redemption value of Preferred Units	6,952	—	(101,406)	(101,406)	—	—	—
Redemption of 2019 Preferred Units, net of discount	(156,952)	—	—	—	—	—	—
Capital contributions	—	3,747	—	3,747	147,217	—	147,217
Capital distributions	—	(126,778)	—	(126,778)	(15,465)	—	(15,465)
Funds deconsolidation	—	(43,374)	—	(43,374)	—	—	—
Comprehensive income	—	8,745	—	8,745	291	—	291
Ending Balance	$—	$—	$150,000	$150,000	$157,660	$420,000	$577,660
Relinquishment of Group A Units
In the third quarter of 2018, a former executive managing director of the Company relinquished 350,000 Group A Units and an equal number of Class B Shares.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

5. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	December 31, 2020	December 31, 2019

	(dollars in thousands)
U.S. government obligations, at fair value	$104,295	$146,565
CLOs, at fair value	205,510	182,870
Other investments, equity method	105,169	81,991
Total Investments	$414,974	$411,426
Fair Value Disclosures
Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date (i.e., an exit price). The Company and the funds it manages hold a variety of investments, certain of which are not publicly traded or that are otherwise illiquid. Significant judgement and estimation go into the assumptions that drive the fair value of these investments. The fair value of these investments may be estimated using a combination of observed transaction prices, prices from third parties (including independent pricing services and relevant broker quotes), models or other valuation methodologies based on pricing inputs that are neither directly nor indirectly market observable. Due to the inherent uncertainty of valuations of investments that are determined to be illiquid or do not have readily ascertainable fair values, the estimates of fair value may differ from the values ultimately realized, and those differences can be material.
GAAP prioritizes the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of assets and liabilities and the specific characteristics of the financial assets and liabilities. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively-quoted prices generally will have a higher degree of market price observability and lesser degree of judgment used in measuring fair value.
Financial assets and liabilities measured at fair value are classified and disclosed into one of the following categories based on the observability of inputs used in the determination of fair values:
•Level I – Quoted prices that are available in active markets for identical financial assets or liabilities as of the     reporting date. The types of financial assets and liabilities that would generally be included in this category are certain listed equities, U.S. government obligations and certain listed derivatives.
•Level II – Quotations received from dealers making a market for these financial assets or liabilities (“broker quotes”), valuations obtained from independent third-party pricing services, the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly market observable as of the measurement date. The types of financial assets and liabilities that would generally be included in this category are certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt, less liquid equity securities, forward contracts and certain over the-counter (“OTC”) derivatives where the fair value is based on observable inputs. These financial assets and liabilities exhibit higher levels of liquid market observability as compared to Level III financial assets and liabilities.
•Level III – Pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the financial asset or liability. The inputs into the determination of fair value of financial assets and liabilities in this category may require significant management judgment or estimation. The fair value of these

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

financial assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable (e.g., cash flows, implied yields, EBITDA multiples). The types of financial assets and liabilities that would generally be included in this category include CLOs, warrant liabilities, real estate investments, equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt, certain OTC derivatives, residential and commercial mortgage-backed securities, asset-backed securities, collateralized debt obligations and investments in affiliated credit funds.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial asset or liability when the fair value is based on unobservable inputs.
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2020:

	As of December 31, 2020
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
U.S. government obligations	$29,999	$—	$—	$29,999

Included within investments:
U.S. government obligations	$104,295	$—	$—	$104,295
CLOs(1)	$—	$—	$205,510	$205,510

Liabilities, at Fair Value
Warrants	$—	$—	$37,827	$37,827
_______________
(1) As of December 31, 2020, investments in CLOs had contractual principal amounts of $194.5 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2019:

	As of December 31, 2019
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
U.S. government obligations	$97,034	$—	$—	$97,034

Included within investments:
U.S. government obligations	$146,565	$—	$—	$146,565
CLOs(1)	$—	$—	$182,870	$182,870
_______________
(1) As of December 31, 2019, investments in CLOs had contractual principal amounts of $170.0 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.
Reconciliation of Fair Value Measurements Categorized within Level III
Gains and losses, excluding those of the consolidated funds and those related to foreign currency translation adjustments, are recorded within net gains (losses) on investments in the consolidated statements of operations. Gains and losses of the consolidated funds are recorded within net gains (losses) of consolidated funds in the consolidated statements of operations, and gains and losses related to foreign currency translation adjustments are recorded in the statements of comprehensive income (loss). Certain funds were deconsolidated in the third quarter of 2019; amounts related to these funds are included within investment sales. Amortization of premium, accretion of discount and foreign exchange gains and losses on non-U.S. dollar investments are also included within gains and losses in the tables below.
The following table summarizes the changes in the Company’s Level III assets and liabilities for the year ended December 31, 2020:

	December 31, 2019	Transfers In	Transfers Out	Purchases / Issuances	Investment Sales / Settlements	Gains / Losses Included in Earnings	Gains / Losses Included in Other Comprehensive Income	December 31, 2020

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$182,870	$—	$—	$26,666	$(13,973)	$(2,056)	$12,003	$205,510

Liabilities, at Fair Value
Warrants	$—	$—	$—	$30,279	$—	$7,548	$—	$37,827

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table summarizes the changes in the Company’s Level III assets for the year ended December 31, 2019:

	December 31, 2018	Transfers In	Transfers Out	Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	December 31, 2019

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$181,868	$—	$—	$31,816	$(27,778)	$(3,036)	$182,870

Investments of consolidated funds:
Bank debt	$75,613	$7,982	$(40,272)	$29,601	$(73,772)	$848	$—
Corporate bonds	$—	$—	$—	$987	$(981)	$(6)	$—
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
The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held and warrant liabilities outstanding as of the reporting date:

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$9,947	$(2,877)

Liabilities, at Fair Value
Warrants	$(7,548)	$—
Valuation Methodologies for Fair Value Measurements Categorized within Levels II and III
Investments in CLOs, bank debt, and corporate bonds are valued using independent pricing services, and therefore the Company does not have transparency into the significant inputs used by such services. Warrant liabilities are valued using a pricing methodology by independent pricing services, for which our Class A Share price is the primary input to the valuation.
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, including its debt obligations and repurchase agreements, approximated their fair values as of December 31, 2020. The fair value measurements for the Company’s repurchase agreements are categorized as Level III within the fair value hierarchy and were determined using independent pricing services. The fair value measurements for the Company’s debt obligations are categorized as Level III within the fair value hierarchy and for the 2020 Term Loan is determined using a discounted cash flow model and for CLO Investments Loans are determined using independent pricing services.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Loans Sold to CLOs Managed by the Company
From time to time the Company sells loans to CLOs managed by the Company. These loans are purchased by the Company in the open market and simultaneously sold for cash to the CLOs. The loans are accounted for as transfers of financial assets as they meet the criteria for derecognition under GAAP. No loans were sold in the years ended December 31, 2020 and 2019. The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold loans in the past. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issued by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. As of December 31, 2020 and 2019, the Company’s investments in these retained interests had a fair value of $90.3 million and $88.2 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. In the years ended December 31, 2020 and 2019, the Company received $3.0 million and $3.8 million, respectively, of interest and principal payments related to the retained interests.
The Company uses independent pricing services to value its investments in the CLOs, including the retained interests, and therefore the only key assumption is the price provided by such service. A corresponding adverse change of 10% or 20% on price would have a corresponding impact on the fair value of the Company’s investments in CLOs.
6. VARIABLE INTEREST ENTITIES
In the ordinary course of business, the Company sponsors the formation of funds that are considered VIEs. See Note 2 for a discussion of entities that are VIEs and the evaluation of those entities for consolidation by the Company. The assets and liabilities of consolidated VIEs were not material as of December 31, 2020 and 2019.
The Company’s direct involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services and, in certain cases, insignificant investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned income and fees, primarily incentive income subject to clawback, in the event of any future fund losses. The Company has commitments to certain funds that are VIEs as discussed in Note 18. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated.
The table below presents the net assets of VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	December 31, 2020	December 31, 2019

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$10,481,312	$8,805,128

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned income and fees	61,879	63,337
Income and fees receivable	192,826	21,841
Investments	233,638	200,215
Maximum Exposure to Loss	$488,343	$285,393

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Lease Cost
Operating lease cost	$20,593	$20,579
Short-term lease cost	49	58
Finance lease cost - amortization of leased assets	728	548
Finance lease cost - imputed interest on lease liabilities	76	94
Less: Sublease income	(1,541)	(1,522)
Net Lease Cost	$19,905	$19,757

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$22,521	$18,669
Operating cash flows for finance leases	$6	$7
Finance cash flows for finance leases	$907	$611

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$6	$126,007
Finance leases	$745	$1,702

	December 31, 2020	December 31, 2019

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	8.5 years	9.3 years
Finance leases	1.6 years	2.1 years

Weighted average discount rate
Operating leases	7.9%	7.9%
Finance leases	7.2%	7.9%

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities
2021	$21,223	$867
2022	20,027	248
2023	19,278	—
2024	15,353	—
2025	14,192	—
Thereafter	68,042	—
Total Lease Payments	158,115	1,115
Imputed interest	(42,878)	(29)
Total Lease Liabilities	$115,237	$1,086
As of December 31, 2020, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within investments in the consolidated balance sheets.

Operating Leases

(dollars in thousands)
Sublease Rent Payments Receivable
2021	$1,629
2022	1,629
2023	1,275
2024	—
2025	—
Thereafter	—
Total Sublease Rent Payments Receivable	$4,533

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

8. DEBT OBLIGATIONS AND WARRANTS

	2020 Term Loan(1)	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
2021	$2,400	$—	$2,400
2022	2,400	505	2,905
2023	2,400	—	2,400
2024	2,400	19,920	22,320
2025	2,400	—	2,400
Thereafter	307,400	39,035	346,435
Total Payments	319,400	59,460	378,860
Unamortized discounts & deferred financing costs	(43,585)	(303)	(43,888)
Total Debt Obligations	$275,815	$59,157	$334,972
_______________
(1) Maturity of principal payments for the 2020 Term Loan are presented above as of December 31, 2020. However, as a result of the prepayments made subsequent to December 31, 2020, as discussed below, no additional principal payments are due until maturity.
Debt Securities
In connection with the Recapitalization, the Sculptor Operating Partnerships, each as a borrower, entered into an unsecured senior subordinated term loan credit and guaranty agreement (the “Subordinated Credit Agreement”) under which $200.0 million of Debt Securities were issued in exchange for an equal amount of 2016 Preferred Units. Upon the closing of the 2020 Term Loan in the fourth quarter of 2020, the Company repaid all amounts outstanding under the Debt Securities and realized a 5% early prepayment discount. The Company recognized a $4.2 million net loss on the early retirement of debt as a result of the repayment in November 2020, which related to the write off of unamortized issuance discounts and deferred offering costs, partially offset by a gain of $10.0 million related to the 5% early prepayment discount.
2018 Term Loan
On April 10, 2018, Sculptor Capital LP, as borrower, and certain other subsidiaries of the Company, as guarantors, entered into a senior secured credit and guaranty agreement consisting of (i) a $250.0 million term loan facility (the “2018 Term Loan”) and (ii) a $100.0 million revolving credit facility (the “2018 Revolving Credit Facility”). Effective as of February 7, 2019, the Company terminated in full the commitments under the 2018 Revolving Credit Facility. The Company repaid $36.5 million of the 2018 Term Loan during the first nine months of 2020. Upon the closing of the 2020 Term Loan in the fourth quarter of 2020, the Company repaid the remaining balance of $8.5 million.
2020 Credit Agreement
On September 25, 2020, Sculptor Capital LP, as borrower, (the “Borrower”), and certain other subsidiaries of the Company, as guarantors, entered into a credit and guaranty agreement (the “2020 Credit Agreement”), consisting of (i) a senior secured term loan facility in an initial aggregate principal amount of $320.0 million (the “2020 Term Loan”) and (ii) a senior secured revolving credit facility in an initial aggregate principal amount of $25.0 million (the “2020 Revolving Credit Facility”). The proceeds from the 2020 Term Loan were first allocated to the full fair value of the warrants issued in connection with the 2020 Credit Agreement (which establishes both a liability and a debt discount, as described below), and the residual proceeds, net of deferred offering costs and discounts, of $275.8 million was then recognized as the initial carrying value of the 2020 Term Loan. As of December 31, 2020, $319.4 million remained outstanding on the 2020 Term Loan. In January 2021, the Company repaid $174.4 million of the 2020 Term Loan, as a result the cash sweep arrangement in the 2020 Credit Agreement requiring

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

mandatory prepayments of the 2020 Term Loan from Adjusted Distributable Earnings (as defined in the 2020 Credit Agreement) is no longer applicable. The Company recognized a $23.7 million loss on this early retirement of debt. The Company has not drawn down on the 2020 Revolving Credit Facility.
The 2020 Term Loan and the 2020 Revolving Credit Facility mature on the seventh and sixth anniversary, respectively, of the initial funding of the 2020 Term Loan, which occurred on November 13, 2020 (the “Closing Date”). Proceeds from the 2020 Term Loan, together with cash on hand, were used to repay the Debt Securities and the 2018 Term Loan, as well as to redeem the 2019 Preferred Units in full.
Borrowings under the 2020 Credit Agreement bear interest at a per annum rate equal to, at the Company’s option, one, two, three or six month LIBOR (subject to a 0.75% floor) plus 6.25%, or a base rate (subject to a 1.75% floor) plus 5.25%. The Borrower is also required to pay an undrawn commitment fee at a rate per annum equal to 0.50% of the undrawn portion of the 2020 Revolving Credit Facility. The 2020 Term Loan amortizes in equal quarterly installments in aggregate annual amounts equal to 0.75% of the original principal amount of the 2020 Term Loan; however, as a result of the prepayment in January 2021, no additional amortization payments will be due until maturity. The 2020 Credit Agreement contains customary prepayment provisions.
Certain prepayments of the 2020 Term Loan are subject to a prepayment premium (the “Call Premium”) equal to (a) prior to the second anniversary of the Closing Date, a customary “make-whole” premium equal to the present value of all required interest payments that would be due from the date of prepayment through and including the second anniversary of the Closing Date plus a premium of 3.0% of the principal amount of loans prepaid, (b) on or after the second anniversary of the Closing Date but prior to the third anniversary of the Closing Date, a premium of 3.0% of the principal amount of loans prepaid, (c) on or after the third anniversary of the Closing Date but prior to the four anniversary of the Closing Date, a premium of 2.0% of the principal amount of loans prepaid and (d) thereafter, 0%. The Call Premium shall not apply to voluntary prepayments of the 2020 Term Loan of up to (x) $175.0 million in the aggregate on or prior to March 31, 2022 or (y) $100.0 million of aggregate principal amount at any time. In January 2021, the Company repaid $174.4 million of the 2020 Term Loan, bringing total repayments to $175.0 million as of the date of filing and such repayment was not subject to the Call Premium.
The 2020 Credit Agreement prohibits the total fee-paying assets under management, subject to certain exclusions, of the Borrower, the guarantors and their consolidated subsidiaries as of the last day of any fiscal quarter to be less than $20.0 billion. The 2020 Credit Agreement contains customary events of default for a transaction of this type, after which obligations under the 2020 Credit Agreement may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Borrower, the guarantors or any of the material subsidiaries of the foregoing after which the obligations under the 2020 Credit Agreement become automatically due and payable.
Warrants
In connection with the 2020 Credit Agreement, the Company has issued and outstanding warrants to purchase 4,338,015 Class A Shares. The warrants have a 10-year term from the Closing Date and an exercise price per share equal to $11.93. In lieu of making a cash payment otherwise contemplated upon exercise, the holder may exercise the warrants in whole or in part to receive a net number of Class A Shares. In addition, one of the warrants provides that, upon exercise in whole or in part by the holder, the Company may decide in its sole discretion whether the holder’s exercise of such warrant will be settled by delivery of Class A Shares (which shares may be reduced to a net number of Class A Shares in accordance with the procedure described in the preceding sentence) or by the Company’s payment to the holder of an amount in cash equal to the Black-Scholes value as provided for in the applicable warrant agreement. The exercise price is subject to reduction by an amount equal to any dividends paid on Class A Shares. The warrants provide for customary adjustments in the event of a stock split, stock dividend, recapitalization or similar event. If the Company undergoes a change of control prior to the expiration date, the holder will have the right to require the Company to repurchase any remaining portion of the warrants not yet exercised at their Black-Scholes value as provided for in the applicable agreement. The warrants restrict transfers and other dispositions for 18 months from the Closing Date, subject to certain exceptions.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. In addition to customary events of default included in financing arrangements of this type, an event of default would also be triggered if there is an event of default at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default, where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs, which investments had fair values of $66.5 million and $65.9 million as of December 31, 2020 and 2019, respectively.
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

Initial Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			December 31, 2020	December 31, 2019

			(dollars in thousands)
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	$17,200	$17,245
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,584	21,679
September 14, 2017	EURIBOR plus 2.21%	September 14, 2024	19,868	18,237
August 1, 2019	EURIBOR plus 1.55%	June 29, 2021	—	3,464
February 27, 2020	EURIBOR plus 0.80%	January 11, 2022	505	—
			$59,157	$60,625

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company has a €200.0 million master credit facility agreement (the “CLO Financing Facility”) to finance portions of the risk retention investments in certain CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of December 31, 2020, €98.8 million of the CLO Financing Facility remained available.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to counterparties related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of December 31, 2020	$122,638	$—	$122,638	$122,638	$—
As of December 31, 2019	$97,508	$—	$97,508	$97,508	$—
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of December 31, 2020	$—	$—	$—	$122,638	$122,638
As of December 31, 2019	$—	$—	$—	$97,508	$97,508

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

10. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	December 31, 2020	December 31, 2019

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$52,801	$52,798
Computer hardware and software	50,085	47,361
Furniture, fixtures and equipment	8,411	8,411
Accumulated depreciation and amortization	(80,833)	(73,730)
Fixed assets, net	30,464	34,840
Goodwill	22,691	22,691
Prepaid expenses	19,229	18,507
Other	10,116	6,570
Total Other Assets, Net	$82,500	$82,608

11. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	December 31, 2020	December 31, 2019

	(dollars in thousands)
Accrued expenses	$16,904	$19,275
Uncertain tax positions	8,250	8,250
Unused trade commissions	3,494	5,192
Legal settlements and provisions	—	19,100
Other	10,864	7,089
Total Other Liabilities	$39,512	$58,906

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

12. REVENUES
The following table presents management fees and incentive income recognized as revenues for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020		2019		2018
	Management Fees	Incentive Income	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$130,297	$377,703	$134,404	$240,517	$168,902	$71,972
Credit
Opportunistic credit funds	46,429	218,802	43,729	48,526	41,035	89,182
Institutional Credit Strategies	54,041	—	57,877	—	50,212	—
Real estate funds	39,978	19,574	16,111	32,578	19,307	40,811
Other	8	880	890	—	2,406	931
Total	$270,753	$616,959	$253,011	$321,621	$281,862	$202,896
The following table presents the composition of the Company’s income and fees receivable as of December 31, 2020, 2019 and 2018:

	December 31, 2020	December 31, 2019	December 31, 2018

	(dollars in thousands)
Management fees	$25,937	$25,726	$20,368
Incentive income	513,686	189,669	62,475
Income and Fees Receivable	$539,623	$215,395	$82,843
The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.
The following table presents the Company’s unearned income and fees for the years ended December 31, 2020, 2019 and 2018:

	December 31, 2020	December 31, 2019	December 31, 2018
	(dollars in thousands)
Management fees	$78	$311	$952
Incentive income	61,802	60,798	61,397
Unearned Income and Fees	$61,880	$61,109	$62,349
A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. A liability for unearned management fees is generally recognized when management fees are paid to the Company on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. In the years ended December 31, 2020, and 2019, the Company recognized $14.2 million and $22.8 million, respectively, of the beginning balance of unearned incentive income for each respective year. The Company recognized all of the beginning balances of unearned management fees during the respective year.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

13. EQUITY-BASED COMPENSATION EXPENSES
The Company grants equity-based compensation in the form of RSUs, PSUs, Group A Units, Group E Units and Group P Units to its executive managing directors, employees and the independent members of the Board under the terms of the 2007 Equity Incentive Plan and the 2013 Incentive Plan.
The following table presents information regarding the impact of equity-based compensation grants on the Company’s consolidated statements of operations:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Expense recorded within compensation and benefits	$80,420	$127,505	$87,130
Corresponding tax benefit	$9,090	$7,738	$2,811
The following tables present activity related to the Company’s unvested equity awards for the year ended December 31, 2020:

	Equity-Classified RSUs		Liability-Classified RSUs		PSUs
	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested PSUs	Weighted-Average Grant-Date Fair Value
December 31, 2019	3,769,835	$23.94	384,553	$58.44	1,000,000	$11.82
Granted	1,241,516	23.11	96,436	23.15	—	—
Vested	(1,707,103)	23.01	(130,759)	57.75	—	—
Canceled or forfeited	(126,700)	21.72	—	—	—	—
December 31, 2020	3,177,548	$24.11	350,230	$48.98	1,000,000	$11.82

	Group A Units		Group E Units		Group P Units
	Unvested Group A Units	Weighted-Average Grant-Date Fair Value	Unvested Group E Units	Weighted-Average Grant-Date Fair Value	Unvested Group P Units	Weighted-Average Grant-Date Fair Value
December 31, 2019	24,270	$105.26	9,561,579	$8.62	3,385,000	$12.46
Granted	—	—	—	—	—	—
Vested	(24,270)	105.26	(3,094,946)	8.41	—	—
Canceled or forfeited	—	—	(475,000)	8.31	—	—
December 31, 2020	—	$—	5,991,633	$8.39	3,385,000	$12.46
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
The weighted-average grant-date fair value of equity-classified RSUs granted was $23.11, $15.33, and $23.34 for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, total unrecognized compensation expense related to equity-classified RSUs totaled $45.6 million, with a weighted-average amortization period of 1.7 years.
The weighted-average grant-date fair value of liability-classified RSUs granted was $23.15, $15.25 and $15.00 for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, total unrecognized compensation expense related to liability-classified RSUs totaled $16.3 million, with a weighted-average amortization period of 2.0 years.
The following table presents information related to the settlement of RSUs:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Fair value of RSUs settled in Class A Shares	$28,202	$24,131	$12,044
Fair value of RSUs settled in cash	$2,107	$2,570	$3,879
Fair value of RSUs withheld to satisfy tax withholding obligations	$1,976	$3,727	$4,436
Number of RSUs withheld to satisfy tax withholding obligations	261,474	300,714	329,591
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
In the year ended December 31, 2018, the Company granted 1,000,000 PSUs, with a weighted-average grant-date fair value of $11.82 per unit. The fair value was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 35%, dividend rate of 10%, and risk-free discount rate of 2.6%. The requisite service period for these awards was estimated to be 3.1 years at the time of the grant. The Company used historical volatility in its estimate of the expected volatility. As of December 31, 2020, total unrecognized compensation expense related to these units totaled $0.6 million, with weighted-average amortization period of 0.3 years.
The PSUs granted to-date vest subject to continued and uninterrupted service (“PSU Service Condition”) until the third anniversary of the grant date and the meeting of a market performance threshold of the total shareholder return on Class A

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
Group A Units
The Company recognizes compensation expense for Group A Units equal to the market value of the Company’s Class A Shares at the date of grant, less a 5% discount for transfer restrictions that remain in place after vesting. The weighted-average grant-date fair value of Group A Units was $21.85 for the year ended December 31, 2017. There were no grants for the years ended December 31, 2020, 2019, and 2018. As of December 31, 2020, there were no unvested Group A Units outstanding.
Group E Units
As a part of the Recapitalization described in Note 3, the Company granted Group E Units. The Group E Units are not entitled to participate in distributions during the Distribution Holiday. The right of the Group E Units to participate in distributions is considered a performance condition that does not affect vesting. The Company is required to recognize compensation cost based on the grant-date fair value of Group E Units where the performance condition is probable of being met. The fair value of the Group E Units was calculated using the price of the Company’s Class A Shares at the date of grant, adjusted to reflect that Group E Units are not entitled to participate in distributions during the Distribution Holiday and for post-vesting transfer restrictions. As of December 31, 2020, total unrecognized compensation expense related to these units totaled $21.4 million with a weighted-average amortization period of 1.6 years. Expense for the Group E Units is recognized on an accelerated basis (i.e., each tranche will be recognized over its respective service period), as the value of the award is dependent at least in part on a performance condition.
Group P Units
In March 2017, the Company granted 7,185,000 Group P Units (“Incentive Award”), with the weighted-average grant-date fair value of $12.50 per unit. The fair value was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 36%, dividend rate of 10%, and risk-free discount rate of 2.2%. The Company used historical volatility in its estimate of the expected volatility. The requisite service period for these awards was estimated to be 3.7 years at the time of the grant. There have been no other grants of Group P Units. As of December 31, 2020, all compensation expense related to the P Units has been recognized due to completion of the service period, however the Performance Condition, as defined below, has not been met.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

If a holder of an Incentive Award has not satisfied both the Service Condition and the applicable Performance Condition has not been met with respect to the units comprising such Incentive Award by the sixth anniversary of the respective grant date, such units will be forfeited and canceled immediately.
Upon satisfaction of the Service Condition and the Performance Condition, Group P Units may be exchanged at the executive managing director’s discretion for Class A Shares (or the cash value thereof, as determined by the Board of Directors) provided that sufficient Appreciation (as defined in the Sculptor Operating Partnerships’ limited partnership agreements) has occurred for each Group P Unit to have become economically equivalent to a Group A Unit. Upon the exchange of a Group P Unit for a Class A Share (or the cash equivalent), the exchanging executive managing director will have a right to potential future payments owed to him or her under the tax receivable agreement.
14. INCOME TAXES
The Sculptor Operating Partnerships are partnerships for U.S. federal income tax purposes. The Registrant was a partnership for U.S. federal income tax purposes until the Corporate Classification Change on April 1, 2019. Prior to the Corporate Classification Change, only a portion of the income the Company earned was subject to corporate-level income taxes in the U.S. and foreign jurisdictions.
As a result of the Corporate Classification Change, the Company recognized $5.6 million of additional tax expense during the second quarter of 2019. Had the Company been treated as a corporation in prior periods presented herein, there would not have been a material change in income tax expense. Following the Corporate Classification Change, generally all of the income the Registrant earns will be subject to corporate-level income taxes in the U.S. allowing us to realize a portion of our deferred tax assets on an accelerated basis as compared to under our prior structure.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table presents the components of the Company’s provision for income taxes:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Included within Income taxes on Statements of Operations
Current:
Federal income taxes	$—	$(370)	$1
State and local income taxes	943	1,702	1,165
Foreign income taxes	4,873	5,845	2,735
	5,816	7,177	3,901
Deferred:
Federal income taxes	59,148	16,621	3,304
State and local income taxes	10,759	10,272	5,736
Foreign income taxes	(451)	42	(441)
	69,456	26,935	8,599
Total Provision for Income Taxes - Continuing Operations	$75,272	$34,112	$12,500

Included within Other Comprehensive Income (Loss):
Current:
Foreign income taxes	617	—	—
	617	—	—
Deferred:
Federal income taxes	657	—	—
State and local income taxes	156	—	—
	813	—	—
Total Provision for Income Taxes - Other Comprehensive Income	$1,430	$—	$—

The foreign income tax provision was calculated on $22.5 million, $17.7 million and $8.2 million of pre-tax income generated in foreign jurisdictions for the years ended December 31, 2020, 2019 and 2018, respectively.
Deferred income tax assets and liabilities represent the tax effects of the temporary differences between the GAAP bases and tax bases of the Company’s assets and liabilities.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table presents the Company’s deferred income tax assets and liabilities before the impact of offsetting deferred income tax assets and liabilities within the same legal entity and tax jurisdiction:

	December 31, 2020	December 31, 2019

	(dollars in thousands)
Deferred Income Tax Assets:
Tax goodwill	$141,800	$176,244
Net operating loss	101,493	86,644
Investments in partnerships	—	41,865
Tax credit carryforwards	13,875	15,160
Employee compensation	1,132	1,183
Other	2,171	1,624
	260,471	322,720
Valuation allowance	(9,797)	(11,083)
Total Deferred Income Tax Assets	$250,674	$311,637

Investments in partnerships	8,562	—
Other	1,824	1,080
Total Deferred Income Tax Liabilities	$10,386	$1,080
The majority of the Company’s deferred income tax assets relate to tax goodwill in the U.S. that arose in connection with the Company’s initial public offering and concurrent private Class A Share offering in 2007 (collectively, the “2007 Offerings”), as well as subsequent exchanges of Group A Units for Class A Shares. These deferred income tax assets are derived from goodwill recognized for tax purposes that are subsequently amortized and result in future taxable deductions and cash savings to the Company. The Company entered into a tax receivable agreement to pay a portion of these tax savings to the Company’s executive managing directors and the Ziffs (as defined in Note 17). The tax goodwill amounts presented above include the increases that these tax receivable agreement payments will have on future tax goodwill. See Note 18 for additional information regarding the tax receivable agreement.
The following table presents changes in the Company’s deferred tax asset valuation allowance for the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Beginning balance	$11,083	$11,959	$12,028
Additions charged to income taxes expense	—	—	497
Deductions	(1,286)	(876)	(566)
Ending Balance	$9,797	$11,083	$11,959
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
As of December 31, 2020, the Company had foreign tax credit carryforwards of approximately $13.4 million that, if not used, will expire between 2021 and 2026. As of December 31, 2020, the Company had $243.1 million of net operating losses

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $131.9 million of net operating losses available to be carried forward without expiration. Additionally, $169.3 million of net operating losses are available to offset future taxable income for state income tax purposes and $165.5 million for local income tax purposes that will expire between 2035 and 2040.
The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
Income passed through to noncontrolling interests	-0.04%	-14.68%	-15.92%
Nondeductible amortization of Partner Equity Units	3.24%	108.30%	-1.09%
State and local income taxes	4.13%	69.91%	-16.53%
RSU excess deferred income tax write-off	1.10%	28.58%	-11.33%
Foreign income taxes	1.92%	42.89%	-6.32%
Income not subject to entity level tax	—%	-19.04%	4.21%
Return-to-provision adjustment	0.03%	-2.41%	-3.57%
Tax effects of income recorded to equity in connection with the Recapitalization	—%	-11.80%	—%
Nondeductible transaction costs	—%	15.91%	-3.52%
Nondeductible interest expense	0.70%	21.54%	—%
Foreign tax credits and deductions	-0.35%	-11.85%	-0.77%
Other, net	1.00%	0.15%	-0.50%
Effective Income Tax Rate	32.73%	248.50%	-34.34%
The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The income tax years under examination vary by jurisdiction. In general, the Company is not subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2017; however, certain subsidiaries are subject to income tax examinations starting in 2012 for state and local and 2007 for foreign jurisdictions.
The Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets.
The following table is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Beginning balance	$8,250	$7,000	$7,000
Additions for tax benefits related to prior years	—	1,250	—
Ending balance	$8,250	$8,250	$7,000
The Company did not accrue interest or penalties related to uncertain tax positions. As of December 31, 2020, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

amount of the Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.8 million as of December 31, 2020.
15. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Occupancy and equipment	$30,267	$30,281	$28,769
Professional services	22,902	42,370	52,163
Information processing and communications	21,342	21,443	25,917
Recurring placement and related service fees	18,502	14,034	16,247
Insurance	8,525	8,658	7,391
Business development	2,120	4,048	4,075
Other expenses	8,881	10,478	12,899
	112,539	131,312	147,461
Legal settlements and provisions	119,367	19,100	31,750
Foreign currency transaction losses (gains)	281	(451)	2,766
Total General, Administrative and Other	$232,187	$149,961	$181,977

16. EARNINGS (LOSS) PER CLASS A SHARE
Basic earnings (loss) per Class A Share is computed by dividing the net income (loss) attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the years ended December 31, 2020, 2019, and 2018, the Company included 394,332, 180,444, and 142,512 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted earnings (loss) per Class A Share.
When calculating dilutive earnings (loss) per Class A Share, the Company applies the treasury stock method to outstanding warrants and unvested RSUs. At the Sculptor Operating Group Level, the Company applies the if-converted method to vested Group A Units and vested Group E Units. For unvested Group A Units and unvested Group E Units, the Company applies the treasury stock method first to determine the number of incremental units that would be issuable and then applies the if-converted method to those resulting incremental units. The Company did not include the Group P Units or PSUs in the calculation of dilutive earnings (loss) per Class A Share, as the applicable market performance conditions had not yet been met as of the end of each reporting period presented below. The effect of dilutive securities on net income (loss) attributable to Class A Shareholders is presented net of tax.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following tables present the computation of basic and diluted earnings (loss) per Class A Share:

Year Ended December 31, 2020	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$170,682	22,597,829	$7.55
Effect of dilutive securities:
Group A Units	(20,850)	16,018,326		—
Group E Units	—	11,015,490		—
RSUs	—	240,433		—
Warrants	—	—		112,383
Diluted	$149,832	49,872,078	$3.00

Year Ended December 31, 2019	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$51,418	20,773,493	$2.48
Effect of dilutive securities:
Group A Units	21,469	16,976,983		—
Group E Units	—	7,817,696		—
RSUs	—	732,518		—
Diluted	$72,887	46,300,690	$1.57

Year Ended December 31, 2018	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(24,284)	19,270,929	$(1.26)
Effect of dilutive securities:
Group A Units	—	—		26,073,057
RSUs	—	—		4,826,130
Diluted	$(24,284)	19,270,929	$(1.26)

17. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to current and former executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”) under the tax receivable agreement, as discussed further in Note 18. The Company made payments totaling $18.2 million under the tax receivable agreement (inclusive of interest thereon) in the year ended December 31, 2020. No payments were made in the years ended December 31, 2019 and 2018.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
As of December 31, 2020 and 2019, respectively, approximately $940.0 million and $930.1 million of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of December 31, 2020 and 2019, approximately 46% and 41%, respectively, of these assets under management were not charged management fees or incentive income. The following table presents management fees and incentive income charged on investments held by the Company’s executive managing directors, employees and certain other related parties:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$4,200	$7,324	$14,017
Incentive income	$2,091	$8,749	$7,530
Other
In connection with the Recapitalization, the Company paid for Mr. Och’s expenses incurred in connection with these transactions in the amount of $5.0 million, of which $4.5 million was incurred in the fourth quarter of 2018 and the remainder in the first quarter of 2019.
18. COMMITMENTS AND CONTINGENCIES
Tax Receivable Agreement
The purchase of Group A Units from current and former executive managing directors and the Ziffs with the proceeds from the 2007 Offerings, and subsequent taxable exchanges by them of Partner Equity Units for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Sculptor Operating Group that would not otherwise have been available. The Company anticipates that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Sculptor Operating Group, and the Company will derive its tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, the Company’s depreciation and amortization expenses and will therefore reduce the amount of tax that Sculptor Corp and any other future corporate taxpaying entities that acquire Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Sculptor Capital Management, Inc. once it became treated as a corporate taxpayer following the Corporate Classification Change) have agreed to pay the executive managing directors and the Ziffs a percentage of the amount of cash savings, if any, in federal, state and local income taxes in the U.S. that these entities actually realize related to their units as a result of such increases in tax basis. For tax years prior to 2019, such percentage was 85% of such annual cash savings under the tax receivable agreement.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
In connection with the departure of certain former executive managing directors since the 2007 Offerings, the right to receive payments under the tax receivable agreement by those former executive managing directors was contributed to the Sculptor Operating Group. As a result, the Company expects to pay to the other executive managing directors and the Ziffs approximately 69% of the amount of cash savings, if any, in federal, state and local income taxes in the U.S. that the Company realizes as a result of such increases in tax basis with respect to future tax years. To the extent that the Company does not realize any cash savings, it would not be required to make corresponding payments under the tax receivable agreement.
The Company recorded its initial estimate of future payments under the tax receivable agreement as a decrease to additional paid-in capital and an increase in amounts due to related parties in the consolidated financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings in the consolidated statements of operations.
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Sculptor Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of December 31, 2020, the estimated future payment under the tax receivable agreement was $190.3 million, which is recorded in due to related parties on the consolidated balance sheets.
The table below presents management’s estimate as of December 31, 2020, of the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
2021	$26,248
2022	32,592
2023	35,615
2024	31,280
2025	21,902
Thereafter	42,655
Total Payments	$190,292

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
In U.S. v. Oz Africa Management GP, LLC, Cr. No. 16-515 (NGG) (EDNY), on November 4, 2020, the U.S. District Court for the Eastern District of New York (the “Court”) ordered restitution consistent with the terms of the settlement agreement between Oz Africa Management GP, LLC (“Oz Africa”) and certain former shareholders of Africo Resources Ltd. (the “Claimants”), and imposed a sentence otherwise consistent with the Plea Agreement, dated September 29, 2016, between Oz Africa and the Department of Justice (the “DOJ”) and U.S. Attorney’s Office for the Eastern District of New York (the “USAO”). Per the Court’s sentence and the settlement agreement, Oz Africa paid approximately $138.0 million to former shareholders of Africo Resources Ltd. Additionally, the Deferred Prosecution Agreement (the “DPA”) between the Company, the DOJ and the USAO was terminated shortly thereafter.
With completion of the foregoing events, the Company has put all legal issues stemming from legacy dealings in Africa behind it.
Investment Commitments
The Company has unfunded capital commitments of $71.8 million to certain funds it manages. Approximately $53.3 million of these commitments will be funded by contributions to the Company from certain employees and executive managing directors. The Company expects to fund these commitments over the next seven years. In addition, certain current and former executive managing directors of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $15.0 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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
Additionally, the Company has agreements with certain of the funds it manages to reimburse certain expenses in excess of an agreed-upon cap. During the years ended December 31, 2020, 2019 and 2018, these amounts were not material.
19. SUBSEQUENT EVENTS
Dividend
On February 11, 2021, the Company announced a cash dividend of $2.35 per Class A Share. The dividend is payable on March 4, 2021, to holders of record as of the close of business on February 25, 2021.