Form 10-Q
period 2021-03-31
Sculptor Capital Management, Inc.
filed 2021-05-06
CIK 1403256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2021, there were 24,854,188 Class A Shares and 32,887,882 Class B Shares outstanding.

SCULPTOR CAPITAL MANAGEMENT, INC.

i

Defined Terms

2007 Offerings	Refers collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly owned indirect subsidiary of Dubai Holdings LLC

active executive managing directors	Executive managing directors who remain active in our business

Annual Report	Our annual report on Form 10-K for the year ended December 31, 2020, dated February 23, 2021 and filed with the SEC

Class A Shares	Our Class A Shares, representing Class A common stock of Sculptor Capital Management, Inc., which are publicly traded and listed on the NYSE

Class B Shares	Class B Shares of Sculptor Capital Management, Inc., which are not publicly traded, are currently held solely by our executive managing directors and have no economic rights but entitle the holders thereof to one vote per share together with the holders of our Class A Shares

CLOs	Collateralized loan obligations

the Company, Sculptor Capital, the firm, we, us, our	Refers, unless the context requires otherwise, to the Registrant and its consolidated subsidiaries, including the Sculptor Operating Group

Distribution Holiday	The Sculptor Operating Partnerships initiated a distribution holiday (the “Distribution Holiday”) on the Group A Units, Group D Units, Group E Units and Group P Units and on certain RSUs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income is realized and (y) April 1, 2026. Holders of Group A Units, Group D Units, Group E Units and Group P Units and certain RSUs, do not receive distributions during the Distribution Holiday

Distribution Holiday Economic Income	Distribution Holiday Economic Income is the cumulative amount of Economic Income earned since October 1, 2018, less any dividends paid to Class A Shareholders or on the now-retired Preferred Units. Distribution Holiday Economic Income is a non-GAAP measure that is defined in the agreements of limited partnership of the Sculptor Operating Partnerships and is being presented to provide an update on the progress made toward the $600.0 million target required to exit the Distribution Holiday.

Exchange Act	Securities Exchange Act of 1934, as amended

executive managing directors	The current executive managing directors of the Company, and, except where the context requires otherwise, also includes certain executive managing directors who are no longer active in our business

funds	The multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles for which we provide asset management services

GAAP	U.S. generally accepted accounting principles

Group A Units	Refers collectively to one Class A operating group unit in each of the Sculptor Operating Partnerships. Group A Units are limited partner interests held by our executive managing directors

Group A-1 Units	Refers collectively to one Class A-1 operating group unit in each of the Sculptor Operating Partnerships. Group A-1 Units are limited partner interests held by our executive managing directors

Group B Units	Refers collectively to one Class B operating group unit in each of the Sculptor Operating Partnerships. Group B Units are limited partner interests held by Sculptor Corp

Group E Units	Refers collectively to one Class E operating group unit in each of the Sculptor Operating Partnerships. Group E Units are limited partner interests held by our executive managing directors

Group P Units	Refers collectively to one Class P operating group unit in each of the Sculptor Operating Partnerships. Group P Units are limited partner interests held by our executive managing directors

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

Preferred Units
One Class A cumulative preferred unit in each of the Sculptor Operating Partnerships collectively represents one “Preferred Unit.” Certain of our executive managing directors collectively owned 100% of the Preferred Units. Preferred Units issued in 2016 and 2017 are, collectively, referred to as “2016 Preferred Units.” Preferred Units issued in 2019 are referred to as “2019 Preferred Units.” We redeemed in full the Preferred Units in the fourth quarter of 2020, and as of March 31, 2021 there were no Preferred Units outstanding.

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

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Assets
Cash and cash equivalents	$198,039	$183,815
Restricted cash	3,219	3,162
Investments (includes assets measured at fair value of $307,778 and $309,805, including assets sold under agreements to repurchase of $118,926 and $123,616 as of March 31, 2021 and December 31, 2020, respectively)	432,526	414,974
Income and fees receivable	82,298	539,623
Due from related parties	16,936	14,086
Deferred income tax assets	244,012	240,288
Operating lease assets	104,408	104,729
Other assets, net	80,013	82,500
Assets of consolidated funds:
Other assets of consolidated funds	3	—
Total Assets	$1,161,454	$1,583,177
Liabilities and Shareholders’ Equity
Liabilities
Compensation payable	$39,355	$234,006
Unearned income and fees	57,470	61,880
Due to related parties	184,580	202,225
Operating lease liabilities	114,604	115,237
Debt obligations	185,793	334,972
Warrant liabilities, at fair value	62,771	37,827
Securities sold under agreements to repurchase	117,780	122,638
Other liabilities	32,152	39,512
Liabilities of consolidated funds:
Other liabilities of consolidated funds	2	—
Total Liabilities	794,507	1,148,297
Commitments and Contingencies (Note 16)
Shareholders’ Equity
Class A Shares, par value $0.01 per share, 100,000,000 and 100,000,000 shares authorized, 23,899,777 and 22,903,571 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	239	229
Class B Shares, par value $0.01 per share, 75,000,000 and 75,000,000 shares authorized, 32,887,883 and 32,824,538 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	329	328
Additional paid-in capital	185,961	166,917
Accumulated deficit	(255,522)	(178,674)
Accumulated other comprehensive income	350	732
Shareholders’ deficit attributable to Class A Shareholders	(68,643)	(10,468)
Shareholders’ equity attributable to noncontrolling interests	435,590	445,348
Total Shareholders’ Equity	366,947	434,880
Total Liabilities and Shareholders’ Equity	$1,161,454	$1,583,177
See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Revenues
Management fees	$73,961	$66,953
Incentive income	47,804	9,322
Other revenues	1,581	2,953
Income of consolidated funds	3	—
Total Revenues	123,349	79,228

Expenses
Compensation and benefits	89,234	67,419
Interest expense	4,868	5,782
General, administrative and other	27,376	34,706
Expenses of consolidated funds	2	—
Total Expenses	121,480	107,907

Other Loss
Changes in fair value of warrant liabilities	(24,944)	—
Changes in tax receivable agreement liability	580	278
Net losses on retirement of debt	(23,673)	(523)
Net gains (losses) on investments	5,362	(34,069)
Total Other Loss	(42,675)	(34,314)

Loss Before Income Taxes	(40,806)	(62,993)
Income taxes	(1,715)	(9,968)
Consolidated Net Loss	(39,091)	(53,025)
Less: Net loss attributable to noncontrolling interests	18,798	26,085
Net Loss Attributable to Sculptor Capital Management, Inc.	(20,293)	(26,940)
Change in redemption value of Preferred Units	—	(1,327)
Net Loss Attributable to Class A Shareholders	$(20,293)	$(28,267)

Loss per Class A Share
Loss per Class A Share - basic	$(0.85)	$(1.27)
Loss per Class A Share - diluted	$(0.99)	$(1.27)
Weighted-average Class A Shares outstanding - basic	23,853,428	22,304,713
Weighted-average Class A Shares outstanding - diluted	39,872,934	38,319,348

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Consolidated net loss	$(39,091)	$(53,025)
Other Comprehensive Loss, Net of Tax
Other comprehensive loss - currency translation adjustment	(868)	—
Comprehensive Loss	(39,959)	(53,025)
Less: Comprehensive loss attributable to noncontrolling interests	19,284	26,085
Comprehensive Loss Attributable to Sculptor Capital Management, Inc.	$(20,675)	$(26,940)

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Number of Class A Shares
Beginning balance	22,903,571	21,284,945
Equity-based compensation	996,206	661,694
Ending Balance	23,899,777	21,946,639

Number of Class B Shares
Beginning balance	32,824,538	29,208,952
Equity-based compensation	63,345	3,636,462
Ending Balance	32,887,883	32,845,414

Class A Shares Par Value
Beginning balance	$229	$213
Equity-based compensation	10	6
Ending Balance	$239	$219

Class B Shares Par Value
Beginning balance	$328	$292
Equity-based compensation	1	36
Ending Balance	$329	$328

Additional Paid-in Capital
Beginning balance	$166,917	$117,936
Dividend equivalents on Class A restricted share units	590	875
Equity-based compensation, net of taxes	18,454	13,484
Change in redemption value of Preferred Units	—	(1,327)
Ending Balance	$185,961	$130,968

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED — (continued)

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Accumulated Deficit
Beginning balance	$(178,674)	$(343,759)
Cash dividends declared on Class A Shares	(55,965)	(11,613)
Dividend equivalents on Class A restricted share units	(590)	(875)
Consolidated net loss	(20,293)	(26,940)
Ending Balance	$(255,522)	$(383,187)

Accumulated Other Comprehensive Income
Beginning balance	$732	$—
Currency translation adjustment	(382)	—
Ending Balance	$350	$—
Shareholders’ Deficit Attributable to Class A Shareholders	$(68,643)	$(251,672)

Shareholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$445,348	$440,779
Currency translation adjustment	(486)	—
Capital contributions	468	1,490
Capital distributions	(1,016)	(286)
Equity-based compensation, net of taxes	10,074	9,870
Consolidated net loss	(18,798)	(26,085)
Ending Balance	$435,590	$425,768
Total Shareholders’ Equity	$366,947	$174,096

Cash dividends paid on Class A Shares	$2.35	$0.53

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(39,091)	$(53,025)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Amortization of equity-based compensation	30,897	24,729
Depreciation, amortization and net gains and losses on fixed assets	1,735	1,802
Changes in fair value of warrant liabilities	24,944	—
Net losses on retirement of debt	23,673	523
Deferred income taxes	(3,311)	(11,195)
Non-cash lease expense	5,645	5,298
Net (gains) losses on investments, net of dividends	(4,622)	35,204
Operating cash flows due to changes in:
Income and fees receivable	457,239	171,613
Due from related parties	(2,855)	(2,458)
Other assets, net	3,321	4,439
Compensation payable	(196,865)	(164,961)
Unearned income and fees	(4,410)	1,569
Due to related parties	(17,642)	(16,716)
Operating lease liabilities	(5,744)	(6,261)
Other liabilities	(5,980)	(5,616)
Consolidated funds related items:
Other assets of consolidated funds	(3)	—
Other liabilities of consolidated funds	2	—
Net Cash Provided by (Used in) Operating Activities	266,933	(15,055)

Cash Flows from Investing Activities
Purchases of fixed assets	(1,290)	(394)
Purchases of United States government obligations	(91,533)	(89,489)
Maturities and sales of United States government obligations	90,892	50,632
Investments in funds	(25,477)	(7,852)
Return of investments in funds	4,996	288
Net Cash Used in Investing Activities	(22,412)	(46,815)

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED — (continued)

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)

Cash Flows from Financing Activities
Contributions from noncontrolling interests	468	1,490
Distributions to noncontrolling interests	(1,016)	(285)
Dividends on Class A Shares	(55,965)	(11,613)
Proceeds from debt obligations, net of issuance costs	1,746	1,988
Repayment of debt obligations, including prepayment costs	(174,400)	(27,000)
Other, net	(787)	(789)
Net Cash Used in Financing Activities	(229,954)	(36,209)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(286)	—
Net change in cash and cash equivalents and restricted cash	14,281	(98,079)
Cash and cash equivalents and restricted cash, beginning of period	186,977	245,439
Cash and Cash Equivalents and Restricted Cash, End of Period	$201,258	$147,360

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$4,678	$2,937
Income taxes	$974	$2,113

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$198,039	$142,753
Restricted cash	3,219	4,607
Total Cash and Cash Equivalents and Restricted Cash	$201,258	$147,360

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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
The Company conducts its business and generates substantially all of its revenues primarily in the United States (the “U.S.”) through one operating and reportable segment. The single reportable segment reflects how the Company’s chief operating decision makers allocate resources, make operating decisions and assess financial performance on a consolidated basis under the Company’s ‘one-firm approach,’ which includes operating collaboratively across business lines, with predominantly a single expense pool. The Company conducts its operations through Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP (collectively, the “Sculptor Operating Partnerships” and collectively with their consolidated subsidiaries, the “Sculptor Operating Group”). The Registrant holds its interests in the Sculptor Operating Group indirectly through Sculptor Capital Holding Corporation (“Sculptor Corp”), a wholly owned subsidiary of the Registrant.
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
MARCH 31, 2021

executive managing directors participate in the related economics of the Sculptor Operating Group through their direct ownership in the Sculptor Operating Group, subject to the Distribution Holiday discussed below.
The Company conducts its operations through the Sculptor Operating Group. The following is a list of the outstanding units of the Sculptor Operating Partnerships as of March 31, 2021:
•Group A Units—Group A Units are limited partner interests issued to certain executive managing directors. In connection with the Recapitalization, as defined below, the Sculptor Operating Partnerships initiated a distribution holiday (the “Distribution Holiday”). Holders of Group A Units do not receive distributions on such units during the Distribution Holiday. Beginning on the final day of the Distribution Holiday, each executive managing director may exchange his or her vested and booked-up (as defined below) Group A Units for an equal number of Class A Shares (or the cash equivalent thereof) over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions. A “book-up” is achieved when sufficient appreciation has occurred to meet a prescribed capital account book-up target under the terms of the Sculptor Operating Partnership limited partnership agreements.
Group A Unit grants are accounted for as equity-based compensation. See Note 13 in the Company’s Annual Report for additional information. The Company completed a recapitalization in February 2019 (“Recapitalization”). See Note 3 in the Company’s Annual Report for additional details. In connection with the Recapitalization each Group A Unit outstanding on the Recapitalization date was recapitalized into 0.65 Group A Units and 0.35 Group A-1 Units.
•Group A-1 Units—Group A-1 Units are limited partner interests into which 0.35 of each Group A Unit was recapitalized in connection with the reallocation that was effectuated by the Recapitalization. The Group A-1 Units will be canceled at such time and to the extent that the Group E Units granted in connection with the Recapitalization vest and achieve a book-up. Group A-1 Units are not eligible to receive distributions at any time and do not participate in the net income (loss) of the Sculptor Operating Group. However, the holders of Group A-1 Units shall participate in any sale, change of control or other liquidity event that takes place prior to cancellation of the Group A-1 Units. In the Recapitalization, the holders of the 2016 Preferred Units, as defined below, forfeited an additional 749,813 Group A Units, which were recapitalized into Group A-1 Units.
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
•Group E Units—Group E Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains. Each Group E Unit converts into a Group A Unit and becomes exchangeable for one Class A Share (or the cash equivalent thereof) to the extent there has been a sufficient amount of appreciation for a Group E Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group E Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent of their relative positive capital accounts (if any). Holders of Group E Units do not receive distributions during the Distribution Holiday. See Note 3 in the

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

Company’s Annual Report for additional details. Group E Unit grants are accounted for as equity-based compensation. See Note 13 in the Company’s Annual Report for additional information.
•Group P Units—Group P Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains. Each Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent thereof), in each case upon satisfaction of certain service and performance conditions at such time and, with respect to exchanges, to the extent there has been sufficient appreciation for a Group P Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group P Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent that certain performance conditions are met and to the extent of their relative positive capital accounts (if any). The terms of the Group P Units may be varied for certain executive managing directors. Group P Unit grants are accounted for as equity-based compensation. See Note 13 in the Company’s Annual Report for additional information.
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
Executive managing directors hold a number of Class B Shares equal to the number of Group A Units, vested Group E Units, Group A-1 Units (to the extent the corresponding Class B Shares have not been canceled in connection with the vesting of certain Group E Units issued in connection with the Recapitalization, as further discussed in Note 3 in the Company’s Annual Report) and Group P Units held. Upon the exchange of a Group A Unit or a Group P Unit for a Class A Share, the corresponding Class B Share is canceled and a Group B Unit is issued to Sculptor Corp. Class B Shares that relate to Group A-1 Units will be voted pro rata in accordance with the vote of the Class A Shares.
The following table presents the number of shares and units of the Registrant and the Sculptor Operating Partnerships, respectively, that were outstanding as of March 31, 2021:

As of March 31, 2021
Sculptor Capital Management, Inc.
Class A Shares	23,899,777
Class B Shares	32,887,883
Warrants to purchase Class A Shares (Note 7)	4,338,015

Sculptor Operating Partnerships
Group A Units	16,019,509
Group A-1 Units	9,779,446
Group B Units	23,899,777
Group E Units	13,009,153
Group P Units	3,385,000
In addition, the Company grants Class A restricted share units (“RSUs”) and performance-based RSUs (“PSUs”) to its employees and executive managing directors as a form of compensation. RSU and PSU grants are accounted for as equity-based compensation. See Note 13 in the Company’s Annual Report for additional information.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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
Recently Adopted Accounting Pronouncements
No changes to GAAP that went into effect in the three months ended March 31, 2021, had a material effect on the Company’s consolidated financial statements.
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
MARCH 31, 2021

The table below sets forth the calculation of noncontrolling interests related to the Group A Units for each Sculptor Operating Partnership (rounding differences may occur). The blended participation percentages presented below take into account ownership changes throughout the periods presented.

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)

Sculptor Capital LP
Net loss	$(47,463)	$(41,177)
Blended participation percentage	40%	42%
Net Loss Attributable to Group A Units	$(19,047)	$(17,374)

Sculptor Capital Advisors LP
Net loss	$(513)	$(9,938)
Blended participation percentage	40%	42%
Net Loss Attributable to Group A Units	$(206)	$(4,193)

Sculptor Capital Advisors II LP
Net income (loss)	$5,215	$(8,933)
Blended participation percentage	0%	42%
Net Income (Loss) Attributable to Group A Units	$—	$(3,770)

Total Sculptor Operating Group
Net loss	$(42,761)	$(60,048)
Blended participation percentage	45%	42%
Net Loss Attributable to Group A Units	$(19,253)	$(25,337)
The following table presents the components of the net loss attributable to noncontrolling interests:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Group A Units	$(19,253)	$(25,337)
Other	455	(748)
	$(18,798)	$(26,085)
The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Group A Units	$424,091	$433,756
Other	11,499	11,592
	$435,590	$445,348

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	March 31, 2021	December 31, 2020

	(dollars in thousands)
U.S. government obligations, at fair value	$104,936	$104,295
CLOs, at fair value	202,842	205,510
Equity method investments	124,748	105,169
Total Investments	$432,526	$414,974
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
MARCH 31, 2021

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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2021:

	As of March 31, 2021
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
U.S. government obligations	$104,936	$—	$—	$104,936
CLOs(1)	$—	$—	$202,842	$202,842

Liabilities, at Fair Value
Warrants	$—	$—	$62,771	$62,771
_______________
(1) As of March 31, 2021, investments in CLOs had contractual principal amounts of $190.1 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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
Reconciliation of Fair Value Measurements Categorized within Level III
Gains and losses, excluding those related to foreign currency translation adjustments, are recorded within net gains (losses) on investments in the consolidated statements of operations. Gains and losses related to foreign currency translation adjustments are recorded in the statements of comprehensive income (loss). Amortization of premium, accretion of discount and foreign exchange gains and losses on non-U.S. dollar investments are also included within gains and losses in the tables below.
The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended March 31, 2021:

	December 31, 2020	Purchases / Issuances	Investment Sales / Settlements	Gains / Losses Included in Earnings	Gains / Losses Included in Other Comprehensive Income	March 31, 2021

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$205,510	$2,448	$(20)	$1,423	$(6,519)	$202,842

Liabilities, at Fair Value
Warrants	$37,827	$—	$—	$24,944	$—	$62,771

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

The following table summarizes the changes in the Company’s Level III assets for the three months ended March 31, 2020:

	December 31, 2019	Purchases / Issuances	Investment Sales / Settlements	Gains / Losses Included in Earnings	Gains / Losses Included in Other Comprehensive Income	March 31, 2020

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$182,870	$3,333	$—	$(30,916)	$—	$155,287
The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held and warrant liabilities outstanding as of the reporting date:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$(5,096)	$(30,916)

Liabilities, at Fair Value
Warrants	$(24,944)	$—
Valuation Methodologies for Fair Value Measurements Categorized within Levels II and III
Investments in CLOs, are valued using independent pricing services, and therefore the Company does not have transparency into the significant inputs used by such services. Warrant liabilities are valued using a Black-Scholes model by independent pricing services, for which the Company’s Class A Share price, exercise price, risk free rate, volatility and term to expiry are the primary inputs to the valuation.
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, including its debt obligations and repurchase agreements, approximated their fair values as of March 31, 2021. The fair value measurements for the Company’s repurchase agreements are categorized as Level III within the fair value hierarchy and were determined using independent pricing services. The fair value measurements for the Company’s debt obligations are categorized as Level III within the fair value hierarchy and for the 2020 Term Loan is determined using a discounted cash flow model and for CLO Investments Loans are determined using independent pricing services.
Loans Sold to CLOs Managed by the Company
From time to time the Company sells loans to CLOs managed by the Company. These loans are purchased by the Company in the open market and simultaneously sold for cash to the CLOs. The loans are accounted for as transfers of financial assets as they meet the criteria for derecognition under GAAP. No loans were sold in each of the three months ended March 31, 2021 and 2020. The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold loans in the past. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issued by each CLO). The retained interests are reported within investments on

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

the Company’s consolidated balance sheet. As of March 31, 2021 and December 31, 2020, the Company’s investments in these retained interests had a fair value of $88.9 million and $90.3 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. In the three months ended March 31, 2021 and 2020, the Company received $717 thousand and $893 thousand, respectively, of interest and principal payments related to the retained interests.
The Company uses independent pricing services to value its investments in the CLOs, including the retained interests, and therefore the only key assumption is the price provided by such service. A corresponding adverse change of 10% or 20% on price would have a corresponding impact on the fair value of the Company’s investments in CLOs.
5. VARIABLE INTEREST ENTITIES
In the ordinary course of business, the Company sponsors the formation of funds that are considered VIEs. See Note 2 in the Company's Annual Report for a discussion of entities that are VIEs and the evaluation of those entities for consolidation by the Company. The assets and liabilities of consolidated VIEs were not material as of March 31, 2021 and December 31, 2020.
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
The table below presents the net assets of VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	March 31, 2021	December 31, 2020

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$9,994,208	$10,481,312

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned income and fees	57,391	61,879
Income and fees receivable	22,849	192,826
Investments	227,646	233,638
Maximum Exposure to Loss	$307,886	$488,343

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

6. LEASES
The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Shanghai, and various other locations and data centers. The Company does not have renewal options for any of its current leases. The Company also subleases a portion of its office space in London through the end of the lease term. In addition, the Company has finance leases for computer hardware.

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Lease Cost
Operating lease cost	$5,437	$5,147
Short-term lease cost	17	13
Finance lease cost - amortization of leased assets	199	137
Finance lease cost - imputed interest on lease liabilities	10	14
Less: Sublease income	(411)	(384)
Net Lease Cost	$5,252	$4,927

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,809	$5,602
Operating cash flows for finance leases	$1	$3
Finance cash flows for finance leases	$624	$459

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,893	$6

	March 31, 2021	December 31, 2020

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	8.2 years	8.5 years
Finance leases	1.8 years	1.6 years

Weighted average discount rate
Operating leases	7.8%	7.9%
Finance leases	6.7%	7.2%

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities
April 1, 2021 to December 31, 2021	$16,150	$242
2022	20,851	248
2023	20,079	—
2024	16,133	—
2025	14,330	—
Thereafter	68,042	—
Total Lease Payments	155,585	490
Imputed interest	(40,981)	(20)
Total Lease Liabilities	$114,604	$470
As of March 31, 2021, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within investments in the consolidated balance sheets.

Operating Leases

(dollars in thousands)
Sublease Rent Payments Receivable
April 1, 2021 to December 31, 2021	$1,232
2022	1,642
2023	1,286
2024	—
2025	—
Thereafter	—
Total Sublease Rent Payments Receivable	$4,160

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

7. DEBT OBLIGATIONS AND WARRANTS

	2020 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
April 1, 2021 to December 31, 2021	$—	$—	$—
2022	—	2,199	2,199
2023	—	—	—
2024	—	19,130	19,130
2025	—	—	—
2026	—	—	—
Thereafter	145,000	39,035	184,035
Total Payments	145,000	60,364	205,364
Unamortized discounts & deferred financing costs	(19,278)	(293)	(19,571)
Total Debt Obligations	$125,722	$60,071	$185,793
2020 Credit Agreement
On September 25, 2020, Sculptor Capital LP, as borrower, (the “Borrower”), and certain other subsidiaries of the Company, as guarantors, entered into a credit and guaranty agreement (the “2020 Credit Agreement”), consisting of (i) a senior secured term loan facility in an initial aggregate principal amount of $320.0 million (the “2020 Term Loan”) and (ii) a senior secured revolving credit facility in an initial aggregate principal amount of $25.0 million (the “2020 Revolving Credit Facility”). The proceeds from the 2020 Term Loan were first allocated to the full fair value of the warrants issued in connection with the 2020 Credit Agreement (which establishes both a liability and a debt discount, as described below), and the residual proceeds, net of deferred offering costs and discounts, of $275.8 million was then recognized as the initial carrying value of the 2020 Term Loan. In the three months ended March 31, 2021, the Company repaid $174.4 million of the 2020 Term Loan, resulting in an outstanding balance of $145.0 million, which is due at maturity. The Company recognized a $23.7 million loss on this retirement of debt. As a result of the $175.0 million of aggregate prepayments made through March 31, 2021, the Company is no longer subject to the cash sweep or financial maintenance covenants, other than the covenant requiring $20.0 billion minimum fee-paying assets under management described below.
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
Certain prepayments of the 2020 Term Loan are subject to a prepayment premium (the “Call Premium”) equal to (a) prior to the second anniversary of the Closing Date, a customary “make-whole” premium equal to the present value of all required interest payments that would be due from the date of prepayment through and including the second anniversary of the Closing Date plus a premium of 3.0% of the principal amount of loans prepaid, (b) on or after the second anniversary of the Closing Date but prior to the third anniversary of the Closing Date, a premium of 3.0% of the principal amount of loans prepaid, (c) on or after the third anniversary of the Closing Date but prior to the four anniversary of the Closing Date, a premium of 2.0%

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

of the principal amount of loans prepaid and (d) thereafter, 0%. No Call Premium was due on the first $175.0 million prepaid by the Company.
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
Warrants
In connection with the 2020 Credit Agreement, the Company has issued and outstanding warrants to purchase 4,338,015 Class A Shares. The warrants have a 10-year term from the Closing Date and an initial exercise price per share equal to $11.93. The exercise price is subject to reduction by an amount equal to any dividends paid on Class A Shares. As a result, the exercise price was $9.58 per share as of March 31, 2021. The warrants provide for customary adjustments in the event of a stock split, stock dividend, recapitalization or similar event. In lieu of making a cash payment otherwise contemplated upon exercise, the holder may exercise the warrants in whole or in part to receive a net number of Class A Shares. In addition, one of the warrants provides that, upon exercise in whole or in part by the holder, the Company may decide in its sole discretion whether the holder’s exercise of such warrant will be settled by delivery of Class A Shares (which shares may be reduced to a net number of Class A Shares in accordance with the procedure described in the preceding sentence) or by the Company’s payment to the holder of an amount in cash equal to the Black-Scholes value as provided for in the applicable warrant agreement. If the Company undergoes a change of control prior to the expiration date, the holder will have the right to require the Company to repurchase any remaining portion of the warrants not yet exercised at their Black-Scholes value as provided for in the applicable agreement. The warrants restrict transfers and other dispositions for 18 months from the Closing Date, subject to certain exceptions.
CLO Investments Loans
The Company entered into loans to finance portions of investments in certain CLOs (collectively, the “CLO Investments Loans”). In general, the Company will make interest payments on the loans at such time interest payments are received on its investments in the CLOs, and will make principal payments on the loans to the extent principal payments are received on its investments in the CLOs, with any remaining balance due upon maturity.
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. In addition to customary events of default included in financing arrangements of this type, an event of default would also be triggered if there is an event of default at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default, where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs, which investments had fair values of $66.0 million and $66.5 million as of March 31, 2021 and December 31, 2020, respectively.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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

Initial Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			March 31, 2021	December 31, 2020

			(dollars in thousands)
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	$17,205	$17,200
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,585	21,584
September 14, 2017	EURIBOR plus 2.21%	September 14, 2024	19,082	19,868
February 27, 2020	EURIBOR plus 0.80%	January 11, 2022	2,199	505
			$60,071	$59,157

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company has a €200.0 million master credit facility agreement (the “CLO Financing Facility”) to finance portions of the risk retention investments in certain CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of March 31, 2021, €98.8 million of the CLO Financing Facility remained available.
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
MARCH 31, 2021

The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to counterparties related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of March 31, 2021	$117,780	$—	$117,780	$117,780	$—
As of December 31, 2020	$122,638	$—	$122,638	$122,638	$—
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of March 31, 2021	$—	$—	$—	$117,780	$117,780
As of December 31, 2020	$—	$—	$—	$122,638	$122,638

9. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	March 31, 2021	December 31, 2020

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$52,443	$52,801
Computer hardware and software	52,870	50,085
Furniture, fixtures and equipment	8,411	8,411
Accumulated depreciation and amortization	(81,310)	(80,833)
Fixed assets, net	32,414	30,464
Goodwill	22,691	22,691
Prepaid expenses	16,812	19,229
Other	8,096	10,116
Total Other Assets, Net	$80,013	$82,500

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

10. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	March 31, 2021	December 31, 2020

	(dollars in thousands)
Accrued expenses	$12,452	$16,904
Uncertain tax positions	8,250	8,250
Unused trade commissions	3,503	3,494
Other	7,947	10,864
Total Other Liabilities	$32,152	$39,512

11. REVENUES
The following table presents management fees and incentive income recognized as revenues for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$36,348	$25,984	$32,373	$1,824
Credit
Opportunistic credit funds	13,247	8,767	9,563	4,670
Institutional Credit Strategies	15,103	—	15,266	—
Real estate funds	9,263	13,053	9,743	2,828
Other	—	—	8	—
Total	$73,961	$47,804	$66,953	$9,322

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

The following table presents the composition of the Company’s income and fees receivable as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

	(dollars in thousands)
Management fees	$23,516	$25,937
Incentive income	58,782	513,686
Income and Fees Receivable	$82,298	$539,623
The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.
The following table presents the Company’s unearned income and fees as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Management fees	$809	$78
Incentive income	56,661	61,802
Unearned Income and Fees	$57,470	$61,880
A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. A liability for unearned management fees is generally recognized when management fees are paid to the Company on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. In the three months ended March 31, 2021, and 2020, the Company recognized $9.8 million and $2.1 million, respectively, of the beginning balance of unearned incentive income for each respective year. The Company recognized all of the beginning balances of unearned management fees during the respective quarter.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended March 31,
	2021	2020
Statutory U.S. federal income tax rate	21.00%	21.00%
Income passed through to noncontrolling interests	0.24%	-9.04%
Foreign income taxes	-3.16%	3.99%
RSU excess income tax benefit or expense	-2.02%	0.63%
State and local income taxes	1.59%	1.44%
Nondeductible amortization of Partner Equity Units	-1.38%	-2.31%
Nondeductible interest expense	—%	-0.45%
Change in fair value of warrants	-12.84%	—%
Other, net	0.77%	0.56%
Effective Income Tax Rate	4.20%	15.82%
The Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the Company had a liability for unrecognized tax benefits of $8.3 million. As of and for the three months ended March 31, 2021, the Company did not accrue interest or penalties related to uncertain tax positions. As of March 31, 2021, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits if recognized, would affect its tax expense by $4.8 million as of March 31, 2021.
13. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Occupancy and equipment	$8,032	$7,605
Information processing and communications	5,357	5,024
Professional services	4,428	9,749
Recurring placement and related service fees	4,351	6,492
Insurance	2,222	2,130
Business development	152	1,060
Other expenses	3,053	2,675
	27,595	34,735
Foreign currency transaction gains	(219)	(29)
Total General, Administrative and Other	$27,376	$34,706

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

14. LOSS PER CLASS A SHARE
Basic loss per Class A Share is computed by dividing the net loss attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended March 31, 2021 and 2020, the Company included 232,235 and 566,136 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted loss per Class A Share.
When calculating dilutive loss per Class A Share, the Company applies the treasury stock method to outstanding warrants and unvested RSUs. At the Sculptor Operating Group Level, the Company applies the if-converted method to vested Group A Units and vested Group E Units. For unvested Group A Units and unvested Group E Units, the Company applies the treasury stock method first to determine the number of incremental units that would be issuable and then applies the if-converted method to those resulting incremental units. The Company did not include the Group P Units or PSUs in the calculation of dilutive earnings (loss) per Class A Share, as the applicable market performance conditions had not yet been met as of the end of each reporting period presented below. The effect of dilutive securities on net income (loss) attributable to Class A Shareholders is presented net of tax.
The following tables present the computation of basic and diluted loss per Class A Share:

Three Months Ended March 31, 2021	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(20,293)	23,853,428	$(0.85)
Effect of dilutive securities:
Group A Units	(19,362)	16,019,506		—
Group E Units	—	—		13,012,857
RSUs	—	—		3,702,394
Warrants	—	—		2,237,743
Diluted	$(39,655)	39,872,934	$(0.99)

Three Months Ended March 31, 2020	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(28,267)	22,304,713	$(1.27)
Effect of dilutive securities:
Group A Units	(20,416)	16,014,635		—
Group E Units	—	—		13,450,821
RSUs	—	—		4,169,785
Diluted	$(48,683)	38,319,348	$(1.27)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

15. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to current and former executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”) under the tax receivable agreement, as discussed further in Note 16. The Company made payments totaling $7.2 million, and $18.2 million under the tax receivable agreement (inclusive of interest thereon) in the three months ended March 31, 2021 and 2020, respectively.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
As of March 31, 2021 and 2020, respectively, approximately $916.6 million and $869.8 million of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of March 31, 2021 and 2020, approximately 52% and 43%, respectively, of these assets under management were not charged management fees or incentive income. The following table presents management fees and incentive income charged on investments held by the Company’s executive managing directors, employees and certain other related parties:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$972	$1,066
Incentive income	$1,979	$337
Commitment to Purchase Interest in BharCap Sponsor LLC.
In March 2021, the Company committed to acquire a non-controlling membership interest of BharCap Sponsor LLC, an entity managed by a member of the Company’s board of directors. In connection with the anticipated initial public offering of BharCap Acquisition Corp., a newly organized blank check company, BharCap Sponsor LLC purchased shares of BharCap Acquisition Corp.’s Class B common stock and has committed to purchase warrants in a private placement that will close simultaneously with the closing of the initial public offering of BharCap Acquisition Corp.
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
MARCH 31, 2021

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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Sculptor Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of March 31, 2021, the estimated future payment under the tax receivable agreement was $182.5 million, which is recorded in due to related parties on the consolidated balance sheets.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

The table below presents management’s estimate as of March 31, 2021, of the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
April 1, 2021 to December 31, 2021	$20,037
2022	3,006
2023	26,266
2024	20,008
2025	24,396
2026	27,192
Thereafter	61,589
Total Payments	$182,494
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
Investment Commitments
The Company has unfunded capital commitments of $75.2 million to certain funds it manages. Approximately $52.8 million of these commitments will be funded by contributions to the Company from certain employees and executive managing directors. The Company expects to fund these commitments over the approximately next seven years. In addition, certain current and former executive managing directors of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $35.3 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

In addition, in March 2021, the Company committed to acquire a non-controlling membership interest of BharCap Sponsor LLC., see Note 15 for additional details.
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
Additionally, the Company has agreements with certain of the funds it manages to reimburse certain expenses in excess of an agreed-upon cap. During the three months ended March 31, 2021 and 2020 these amounts were not material.
17. SUBSEQUENT EVENTS
Dividend
On May 5, 2021, the Company announced a cash dividend of $0.30 per Class A Share. The dividend is payable on May 25, 2021, to holders of record as of the close of business on May 18, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes included in Item 1 of this quarterly report and with our audited consolidated financial statements and the related notes included in our Annual Report. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described under the heading “Forward-Looking Statements” in this report, and under the heading “Item 1A. Risk Factors” in this quarterly report and in our Annual Report, and in other reports we file with the SEC, that could cause actual results to differ materially from the results describe in or implied by the forward-looking statements contained in the following discussion and analysis. An investment in our Class A Shares is not an investment in any of our funds.
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
The COVID-19 pandemic impacted our results negatively in the first quarter of 2020, and those impacts mostly reversed in the subsequent quarters. In the quarters following the first quarter of 2020 through the first quarter of 2021, we generated strong returns and continued to grow our assets under management. However, due to the uncertainty over the timing and extent of any possible global economic recovery, we cannot readily estimate or determine the effects that the ongoing COVID-19 pandemic will ultimately have on our future business and financial results, as well as on our liquidity and capital resources. Please see the COVID-19 commentary included throughout this MD&A, including “—Liquidity and Capital Resources,” “Part I—Item 1A. Risk Factors” and Note 1 to our consolidated financial statements included in our Annual Report for additional information.
2020 Credit Agreement
On September 25, 2020, we entered into a new financing facility, the 2020 Credit Agreement, consisting of (i) a senior secured term loan facility in an initial aggregate principal amount of $320.0 million (the “2020 Term Loan”) and (ii) a senior secured revolving credit facility in an initial aggregate principal amount of $25.0 million (the “2020 Revolving Credit Facility”). Upon the closing of the 2020 Credit Agreement in the fourth quarter of 2020, we used the proceeds from the 2020 Term Loan to repay in full our existing 2018 Term Loan and Debt Securities, as well as to redeem the 2019 Preferred Units in full, which allowed us to capture $62.3 million of negotiated discounts available under the Debt Securities and the 2019 Preferred Units. In connection with the 2020 Credit Agreement, we issued warrants to purchase approximately 4.3 million Class A Shares and provided the counterparty a seat on our Board of Directors. Through March 31, 2021, we voluntarily prepaid an aggregate of $175.0 million of the 2020 Term Loan, leaving a balance of $145.0 million, which is due at maturity. As a result of the prepayments, we are no longer subject to the cash sweep or financial maintenance covenants other than the $20.0 billion minimum fee-paying assets under management covenant. The 2020 Revolving Credit Facility remains undrawn and available for working capital and general corporate purposes. Please see “—Liquidity and Capital Resources” for additional information.
Overview of Our Financial Results
We reported a GAAP net loss of $20.3 million in the first quarter of 2021, compared to net loss of $28.3 million in the first quarter of 2020. The decrease in net loss attributable to Class A Shareholders for the first quarter of 2021 was primarily due to higher incentive income and management fees, higher gains on investments and lower operating expenses, partially offset by change in fair value of warrant liabilities, losses on retirement of debt, higher bonus expense, and higher income tax expense. Please see “—Results of Operations” for detailed discussion of the drivers of our results.

Economic Income was $40.9 million in the first quarter of 2021, compared to $2.3 million in the first quarter of 2020. This increase was primarily due to higher incentive income and management fees and lower operating expenses, partially offset by higher bonus expense.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $37.4 billion as of March 31, 2021. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $25.0 billion, comprising 67% of our total assets under management as of March 31, 2021. This amount excludes assets under management that had initial commitment periods of three year or longer and subsequently moved to shorter commitment periods at the end of their initial commitment period.
Assets under management in our multi-strategy funds totaled $10.9 billion as of March 31, 2021, increasing $2.5 billion, or 29%, year-over-year. This change was driven by performance-related appreciation of $2.7 billion, partially offset by net capital outflows of $175.9 million, primarily in the Sculptor Master Fund, our largest multi-strategy fund.
Sculptor Master Fund generated a gross return of 4.8% and a net return of 3.6% year-to-date through March 31, 2021. Idiosyncratic gains from high conviction positions within corporate credit, structured credit and convertible and derivative arbitrage drove the positive performance in the first quarter of 2021. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the Sculptor Master Fund.
Assets under management in our dedicated credit products totaled $22.2 billion as of March 31, 2021, increasing $1.3 billion, or 6%, year-over-year. Assets under management in our opportunistic credit funds totaled $6.6 billion as of March 31, 2021, increasing $1.6 billion, or 33%, year-over-year. This was driven by $1.4 billion of performance-related appreciation and $359.6 million of net inflows, partially offset by $187.4 million of distributions in our closed-end opportunistic credit funds.
Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 8.7% and a net return of 7.2% year-to-date through March 31, 2021. Idiosyncratic, less correlated high-yielding special situations and process-driven investments drove Sculptor Credit Opportunities Master Fund’s strong performance in the first quarter of 2021. Assets under management for the fund were $2.5 billion as of March 31, 2021.
Assets under management in Institutional Credit Strategies totaled $15.7 billion as of March 31, 2021, decreasing $342.0 million, or 2%, year-over-year. This was driven primarily by a decrease in the number of aircraft serving as collateral in certain of our aircraft securitization vehicles, as well as changes in underlying collateral values, partially offset by the launch of additional CLOs.
Assets under management in our real estate funds totaled $4.3 billion as of March 31, 2021, increasing $260.9 million, or 7%, year-over-year primarily due to additional closings of Sculptor Real Estate Fund IV, which had its final closing in the second quarter of 2020, partially offset by $776.5 million of distributions and other reductions, primarily related to the expiration of the investment period of Sculptor Real Estate Credit Fund I in the fourth quarter of 2020. Since inception through March 31, 2021, the gross internal rate of return (“IRR”) was 27.8% and 18.2% net for Sculptor Real Estate Fund III (for which the investment period ended in September 2019).
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
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of March 31, 2021, approximately 2% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 52% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Three Months Ended March 31, 2021
	December 31, 2020	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(1)	March 31, 2021

	(dollars in thousands)
Multi-strategy funds	$10,504,024	$78,237	$(723)	$337,195	$—	$10,918,733
Credit
Opportunistic credit funds	6,287,777	(117,077)	(5,600)	387,399	—	6,552,499
Institutional Credit Strategies	15,697,827	303,522	(40,698)	209	(308,431)	15,652,429
Real estate funds	4,308,648	139,140	(198,356)	1,325	—	4,250,757
Total	$36,798,276	$403,822	$(245,377)	$726,128	$(308,431)	$37,374,418

	Three Months Ended March 31, 2020
	December 31, 2019	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(1)	March 31, 2020

	(dollars in thousands)
Multi-strategy funds	$9,332,118	$(209,674)	$(5,446)	$(656,788)	$—	$8,460,210
Credit
Opportunistic credit funds	6,025,306	(279,275)	—	(801,199)	—	4,944,832
Institutional Credit Strategies	15,710,319	396,992	(6)	(1,257)	(111,649)	15,994,399
Real estate funds	3,393,876	646,876	(41,390)	(9,541)	—	3,989,821
Other	8,311	16	(7,113)	—	—	1,214
Total	$34,469,930	$554,935	$(53,955)	$(1,468,785)	$(111,649)	$33,390,476
_______________
(1)Includes the effects of changes in the par value of the underlying collateral of the CLOs, foreign currency translation changes in the measurement of assets under management of our European CLOs and changes in the portfolio appraisal value for aircraft securitization vehicles.
In the three months ended March 31, 2021, our funds experienced performance-related appreciation of $726.1 million, net inflows of $403.8 million and a decrease of $308.4 million primarily due to the effects of changes in par value of underlying collateral of the CLOs. The net inflows were comprised of (i) $942.1 million of gross inflows, driven by $486.4 million in multi-strategy funds, primarily due to new assets into the Sculptor Master Fund, and $304.0 million in Institutional Credit Strategies, primarily driven by the launch of an additional CLO; and (ii) $538.2 million of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds. Distributions and other reductions of $245.4 million were driven primarily by $198.4 million of distributions from our real estate funds as a result of realizations in our real estate funds. In 2021, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from corporate and other institutions and pensions, while pensions and fund-of-funds were the largest source of gross outflows.
As of May 1, 2021, estimated assets under management decreased to $36.8 billion, driven by $707.7 million of distributions and other reductions to investors in certain funds, paydowns in our CLOs and a wind down of one of our CLOs, and $248.2 million of net outflows, partially offset by $364.2 million of performance-related appreciation.

In the three months ended March 31, 2020, our funds experienced performance-related depreciation of $1.5 billion, net inflows of $554.9 million. The net inflows were comprised of (i) $1.1 billion of gross inflows, driven by $646.9 million in real estate funds, primarily due to additional closes of Sculptor Real Estate Fund IV, and $427.1 million in Institutional Credit Strategies, primarily driven by a launch of an aircraft securitization vehicle; and (ii) $571.8 million of gross outflows due to redemptions, primarily in our open-ended credit and multi-strategy funds. In 2020, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from private banks and pensions, while pensions were the largest source of gross outflows.

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

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Weighted-average assets under management	$36,747,298	$34,393,956
Average management fee rates	0.76%	0.70%
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
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 1.00% to 2.00% annually of assets under management. For the first quarter of 2021, our multi-strategy funds had an average management fee rate of 1.26%.
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

			Returns for the Three Months Ended March 31,				Annualized Returns Since Inception Through March 31, 2021
	Assets Under Management as of March 31,		2021		2020
	2021	2020	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Sculptor Master Fund(1)	$10,016,988	$7,776,131	4.8%	3.6%	-6.5%	-6.6%	16.9%	(2)	11.8%	(2)
Sculptor Enhanced Master Fund	892,589	622,453	1.3%	0.8%	-7.5%	-7.2%	15.1%		10.5%
Other funds	9,156	61,626	n/m	n/m	n/m	n/m	n/m		n/m
	$10,918,733	$8,460,210
_______________
n/m not meaningful
(1)The returns for the Sculptor Master Fund exclude Special Investments. Special Investments in the Sculptor Master Fund are held by investors representing a small percentage of assets under management in the fund. Inclusive of these Special Investments, the returns of the Sculptor Master Fund for three months ended March 31, 2021 were 4.8% gross and 3.6% net, for three months ended March 31, 2020 were -6.8% gross and -6.8% net, and annualized since inception through March 31, 2021 were 16.5% gross and 11.6% net.
(2)The annualized returns since inception are those of the Sculptor Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Sculptor Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of March 31, 2021, the annualized returns since the Sculptor Master Fund’s inception on January 1, 1998 were 13.7% gross and 9.3% net excluding Special Investments and 13.3% gross and 9.1% net inclusive of Special Investments.
The $2.5 billion, or 29%, year-over-year increase in assets under management in our multi-strategy funds was primarily due to performance-related appreciation of $2.7 billion, partially offset by capital net outflows of $175.9 million, primarily from the Sculptor Master Fund, our largest multi-strategy fund. In 2021, the largest sources of gross inflows into our multi-strategy funds were from corporate and other institutions, private banks, and pensions, while the largest sources of gross outflows were attributable to pensions and private banks .
In the first quarter of 2021, the Sculptor Master Fund generated a gross return of 4.8% and a net return of 3.6%. Idiosyncratic gains from high conviction positions within corporate credit, structured credit and convertible and derivative arbitrage drove the positive performance in the first quarter of 2021.
In the first quarter of 2020, the Sculptor Master Fund generated a gross return of -6.5% and a net return of -6.6%. Losses in Sculptor Master Fund were concentrated in corporate credit where even the highest quality securities widened to levels not seen since the global financial crisis of 2008. We have fully recovered these losses in the latter part of 2020.

Credit

	Assets Under Management as of March 31,
	2021	2020

	(dollars in thousands)
Opportunistic credit funds	$6,552,499	$4,944,832
Institutional Credit Strategies	15,652,429	15,994,399
	$22,204,928	$20,939,231
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.75% to 1.75% annually of the net asset value of these funds. For the first quarter of 2021, our opportunistic credit funds had an average management fee rate of 0.87%.
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

			Returns for the Three Months Ended March 31,				Annualized Returns Since Inception Through March 31, 2021
	Assets Under Management as of March 31,		2021		2020
	2021	2020	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Sculptor Credit Opportunities Master Fund(1)	$2,548,631	$1,064,409	8.7%	7.2%	-19.8%	-20.0%	14.0%	10.0%
Customized Credit Focused Platform	3,660,340	2,878,029	See below for return information on our Customized Credit Focused Platform.
Closed-end opportunistic credit funds	343,528	518,104	See below for return information on our closed-end opportunistic credit funds.
Other funds	—	484,290	n/m	n/m	n/m	n/m	n/m	n/m
	$6,552,499	$4,944,832
_______________
n/m not meaningful
(1)The returns for the Sculptor Credit Opportunities Master Fund exclude Special Investments. Special Investments in the Sculptor Credit Opportunities Master Fund are held by investors representing a small percentage of assets under management in the fund. Inclusive of these Special Investments, the returns of the Sculptor Credit Opportunities Master Fund for three months ended March 31, 2021 were 8.6% gross and 7.3% net, for three months ended March 31, 2020 were -19.9% gross and -20.2% net, and annualized since inception through March 31, 2021 were 13.6% gross and 9.7% net.

Assets under management in our opportunistic credit funds increased by $1.6 billion, or 33%, year-over-year. This was driven by $1.4 billion of performance-related appreciation, and $359.6 million of net inflows, partially offset by $187.4 million of distributions in our closed-end opportunistic credit funds.
In the first quarter of 2021, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 8.7% and a net return of 7.2%. Idiosyncratic, less correlated high-yielding special situations and process-driven investments drove Sculptor Credit Opportunities Master Fund’s strong performance in the first quarter of 2021.
In the first quarter of 2020, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of -19.8% and a net return of -20.0%. Similar to the Sculptor Master Fund, performance was impacted by the widened levels of credit spreads not seen since 2008. We have substantially recovered these losses in the latter part of 2020.

	Weighted Average Return for the Three Months Ended March 31,(2)				Inception to Date as of March 31, 2021
	2021		2020		IRR		Net Invested Capital Multiple(5)
Customized Credit Focused Platform	Gross	Net	Gross	Net	Gross(3)	Net(4)
Opportunistic Credit Performance(1)	8.3%	6.7%	-18.7%	-15.1%	15.9%	12.2%	2.4x
_______________
(1)Performance presented is for the opportunistic credit strategies in the Customized Credit Focused Platform. As of March 31, 2021, approximately 95% of the invested capital in the Customized Credit Focused Platform is invested in the Platform’s opportunistic credit strategies.
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

	Assets Under Management as of March 31,		Inception to Date as of March 31, 2021
	2021	2020	Total Commitments	Total Invested Capital(1)	Gross IRR(2)	Net IRR(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Sculptor European Credit Opportunities Fund (2012-2015)	$—	$—	$459,600	$305,487	15.7%	11.8%	1.5x
Sculptor Structured Products Domestic Fund II (2011-2014)	13,428	46,610	326,850	326,850	19.4%	15.3%	2.1x
Sculptor Structured Products Offshore Fund II (2011-2014)	11,973	50,480	304,531	304,531	16.8%	13.2%	1.9x
Sculptor Structured Products Offshore Fund I (2010-2013)	4,721	3,744	155,098	155,098	23.8%	19.1%	2.1x
Sculptor Structured Products Domestic Fund I (2010-2013)	4,586	3,270	99,986	99,986	22.6%	18.0%	2.0x
Other funds	308,820	414,000	309,000	132,083	n/m	n/m	n/m
	$343,528	$518,104	$1,655,065	$1,324,035
_______________
n/m not meaningful
(1)Represents funded capital commitments net of recallable distributions to investors.
(2)Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of March 31, 2021, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.
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
Assets under management for Institutional Credit Strategies are generally based on the par value of the collateral and cash held for CLOs and CBO, and adjusted portfolio values for our aircraft securitization vehicles. However, assets under management are reduced for any investments in these securitization vehicles held by our other funds to avoid double counting these assets. Management fees for Institutional Credit Strategies generally range from 0.30% to 0.50% annually of assets under management. For the first quarter of 2021, Institutional Credit Strategies had an average management fee rate of 0.46% gross of rebates on cross-investments from other funds we manage (0.37% net of such rebates). These average rates exclude the net impact of deferred subordinated management fees.
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

	Most Recent Launch or Refinancing Year		Assets Under Management as of March 31,
		Deal Size	2021	2020

		(dollars in thousands)
Collateralized loan obligations	2017	$2,763,790	$2,075,836	$2,079,965
	2018	6,920,173	6,433,979	6,520,422
	2019	2,985,214	2,886,735	2,841,011
	2020	1,868,287	1,726,148	1,401,170
	2021	1,242,425	1,163,472	891,936
		15,779,889	14,286,170	13,734,504

Aircraft securitization vehicles	2018	696,000	475,415	497,611
	2019	1,128,000	388,706	1,035,459
	2020	472,732	175,710	398,653
		2,296,732	1,039,831	1,931,723

Collateralized bond obligation	2019	349,550	274,418	274,183
Other funds	n/a	n/a	52,010	53,989
		$18,426,171	$15,652,429	$15,994,399
Assets under management in Institutional Credit Strategies totaled $15.7 billion as of March 31, 2021, decreasing 2% year-over-year. This was driven primarily by a reduction of $936.9 million driven by lower collateral balances on which management fees are based, as well as the effects of foreign exchange losses, partially offset by $664.8 million of net inflows, driven by the launches of additional CLOs. In addition, in 2021 we refinanced two of our 2017 CLOs.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.
Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds, exclusive of co-investment vehicles, generally range from 0.50% to 1.50% annually of assets under management, however, management fees for Sculptor Real Estate Credit Fund I are based on invested capital both during and after the investment period. For the first quarter of 2021, our real estate funds, inclusive of co-investment vehicles, had an average management fee rate of 0.82%.
The tables below present assets under management, investment performance and other information for our real estate funds. The amounts included within “other funds” below mainly relate to co-investment vehicles. Our real estate funds generally follow an American-style waterfall, whereby incentive income may be paid to us after a fund investment is realized if a fund investor receives distributions in excess of the capital contributed for such investment, as well as a preferential return on such investment, which is generally 6% to 10%. Upon each subsequent realization, incentive income, which is generally 20% of realized profits, is recalculated based on the cumulative realized profits in excess of the preferential return attributable to each investor over the life of the fund. Once the investment performance has exceeded the hurdle rate, we may receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the realized net profits attributable to investors in these funds.
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

	Assets Under Management as of March 31,
	2021	2020

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund II (2011-2014)	42,040	61,602
Sculptor Real Estate Fund III (2014-2019)	405,775	540,979
Sculptor Real Estate Fund IV (2019-2023)	2,593,338	2,023,070
Sculptor Real Estate Credit Fund I (2015-2020)	259,370	730,738
Co-investment and other funds	950,234	633,432
	$4,250,757	$3,989,821

	Inception to Date as of March 31, 2021
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$408,081	$386,298	$847,612	25.5%	16.1%	2.2x	$386,298	$847,612	25.5%	2.2x
Sculptor Real Estate Fund II	839,508	762,588	1,572,431	32.8%	21.6%	2.1x	762,588	1,572,431	32.8%	2.1x
Sculptor Real Estate Fund III	1,500,000	1,069,720	1,802,310	27.8%	18.2%	1.7x	889,483	1,571,112	31.7%	1.8x
Sculptor Real Estate Fund IV(7)	2,596,024	335,291	413,753	n/m	n/m	n/m	65,018	109,514	n/m	n/m
Sculptor Real Estate Credit Fund I	736,225	483,563	589,355	18.1%	12.6%	1.2x	248,333	325,647	19.5%	1.3x
Co-investment and other funds	1,193,944	473,512	654,764	n/m	n/m	n/m	152,126	276,571	n/m	n/m
	$7,273,782	$3,510,972	$5,880,225				$2,503,846	$4,702,887

	Unrealized Investments as of March 31, 2021
	Invested Capital	Total Value	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$—	$—	—
Sculptor Real Estate Fund II	—	—	—
Sculptor Real Estate Fund III	180,237	231,198	1.3x
Sculptor Real Estate Fund IV(7)	270,273	304,239	n/m
Sculptor Real Estate Credit Fund I	235,230	263,708	1.1x
Co-investment and other funds	321,386	378,193	n/m
	$1,007,126	$1,177,338
_______________
n/m not meaningful
(1)An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.
(2)Invested capital represents total aggregate contributions made for investments by the fund.
(3)Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of March 31, 2021. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of March 31, 2021.
(4)Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of March 31, 2021, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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
Assets under management in our real estate funds increased $260.9 million, or 7%, year-over-year due to net inflows of $1.0 billion, primarily due to additional closings of Sculptor Real Estate Fund IV, which had its final closing in the second quarter of 2020, partially offset by $776.5 million of distributions and other reductions, primarily related to the expiration of the investment period of Sculptor Real Estate Credit Fund I in the fourth quarter of 2020. Our real estate funds continue to deploy capital and generate strong returns with an 18.2% annualized net return in Sculptor Real Estate Fund III.

Longer-Term Assets Under Management
As of March 31, 2021, approximately 67% of our assets under management were subject to initial commitment periods of three years or longer, this excludes assets under management that had initial commitment periods of three year or longer and subsequently moved to shorter commitment periods at the end of their initial commitment period. The table below presents the amount of these assets under management.

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Multi-strategy funds	$666,298	$463,681
Credit
Opportunistic credit funds	4,467,358	4,250,444
Institutional Credit Strategies	15,637,985	15,683,304
Real estate funds	4,250,757	4,308,648
	$25,022,398	$24,706,077
Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. These amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. Compensation expense will be incurred when incentive income is recognized on our real estate funds, as the compensation is structured as carried interest in these vehicles. See “—Understanding Our Results—Revenues—Incentive Income” for additional information.
The table below presents the changes in the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues during three months ended March 31, 2021:

	December 31, 2020	Recognized Incentive Income	Performance	March 31, 2021
	(dollars in thousands)
Multi-strategy funds	$14,932	$820	$4,501	$20,253
Credit
Opportunistic credit funds	14,925	(1,461)	49,296	62,760
Real estate funds	98,371	(13,052)	12,122	97,441
	$128,228	$(13,693)	$65,919	$180,454
Accrued unrecognized incentive income associated with longer-term assets increased by $52.2 million during the three months ended March 31, 2021. We generated an additional $65.9 million of accrued unrecognized incentive income due to our strong fund performance. We recognized $13.7 million of incentive income from our longer-term assets under management in the three months ended March 31, 2021.
Our accrued unrecognized incentive income (“ABURI”) from longer-term assets under management generally comprise the following:
•Multi-strategy funds. Multi-strategy ABURI is derived from clients in the three-year liquidity tranche, where incentive income other than tax distributions will be recognized at the end of each client’s three-year period.
•Opportunistic credit funds. Opportunistic credit funds ABURI is derived from three sources:
◦Clients in the three-year and four-year liquidity tranches of an open-end opportunistic credit fund, where incentive income other than tax distributions will be recognized at the end of each client’s three-year or four-year period
◦Long dated closed-end opportunistic credit funds, where incentive income other than tax distributions will be recognized during each fund’s harvest period after invested capital and a preferred return has been distributed to the clients

◦The Customized Credit Focused Platform, where incentive income other than tax distributions is recognized at the end of a multi-year term; previously crystallized on December 31, 2020
•Real estate funds. Real Estate ABURI is derived from long-dated real estate funds, where incentive income other than tax distributions will start to be recognized following the completion of each fund’s investment period as investments are realized and after invested capital and a preferred return has been distributed to the clients.
Certain ABURI amounts presented above will generally have compensation expense (on an Economic Income Basis) that will reduce the amount ultimately realized on a net basis. Compensation expense relating to ABURI from our real estate funds is generally recognized at the same time the related incentive income revenue is recognized. Compensation expense relating to ABURI generated from our multi-strategy funds and opportunistic credit funds is generally recognized in the year the underlying fund performance is generated which may not occur at the same time that the related revenues are generated.
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
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, the impact of differing management fee rates charged on those inflows and redemptions, as well as the impact of the deferral of subordinated management fees from certain CLOs. See “—Weighted-Average Assets Under Management and Average Management Fee Rates” for information on our average management fee rate and Note 12 to our consolidated financial statements in our Annual Report for additional information regarding management fees.
Incentive Income. We earn incentive income based on the cumulative performance of our funds over a commitment period. We recognize incentive income when such amounts are probable of not significantly reversing. See Note 12 to our consolidated financial statements in our Annual Report for additional information regarding incentive income.
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
Other Loss
Changes in Tax Receivable Agreement Liability. Changes in tax receivable agreement liability consists of changes in our estimate of the future payments related to the tax receivable agreement that result from changes in future income tax savings due to changes in tax rates. See Note 16 to our consolidated financial statements included in this report for additional information.
Net Losses on Retirement of Debt. Net losses on retirement of debt consist of net losses realized upon the retirement of any indebtedness outstanding, and include the write-off of unamortized debt discounts and issuance costs, as well as other fees incurred in connection with the retirement of debt.
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
The Sculptor Operating Partnerships are partnerships for U.S. federal income tax purposes. The Registrant was a partnership for U.S. federal income tax purposes until the Corporate Classification Change on April 1, 2019. Prior to the Corporate Classification Change, only a portion of the income we earned was subject to corporate-level income taxes in the U.S. and foreign jurisdictions. Following the Corporate Classification Change, generally all of the income allocated to the Registrant from the Sculptor Operating Group will be subject to corporate-level income taxes in the U.S. See Note 12 for additional information regarding significant items impacting our income tax provision and effective tax rate.
Net Loss Attributable to Noncontrolling Interests
Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of Group A Units. Increases or decreases in net (loss) income attributable to the Group A Units are driven by the earnings of the Sculptor Operating Group. See Note 3 for additional information regarding our ownership interest in the Sculptor Operating Group.
Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Revenues

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Management fees	$73,961	$66,953	$7,008	10%
Incentive income	47,804	9,322	38,482	413%
Other revenues	1,581	2,953	(1,372)	(46)%
Income of consolidated funds	3	—	3	n/m
Total Revenues	$123,349	$79,228	$44,121	56%
_______________
n/m - not meaningful
Total revenues increased $44.1 million, primarily due to the following:
•A $7.0 million increase in management fees, primarily due to the following:
•Multi-strategy funds. A $4.0 million increase in multi-strategy funds due to higher average assets under management.
•Opportunistic credit funds. A $3.7 million increase in opportunistic credit funds due to higher average assets under management in the Sculptor Credit Opportunities Master Fund, as well as higher average fee-paying assets under management in certain of our open-ended credit funds, as additional capital was called into our Customized Credit Focused Platform.
See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $38.5 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $24.2 million increase in incentive income from our multi-strategy funds, which was driven by strong fund performance, resulting in the following increases: (i) an $11.9 million increase from assets under management subject to a one-year measurement period; (ii) a $9.7 million increase in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management; (iii) a $1.3 million increase from longer-term assets under management; and (iv) a $1.1 million increase related to fund investor redemptions.
•Opportunistic credit funds. A $4.1 million increase in incentive income from our opportunistic credit funds, primarily driven by: (i) a $7.1 million increase from assets under management subject to a one-year measurement period; and (ii) a $1.3 million increase from longer-term assets under management. These increases were partially offset by a $5.1 million decrease in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management.
•Real estate funds. A $10.2 million increase in incentive income from our real estate funds, primarily due to an $8.4 million increase in realizations from Sculptor Real Estate Fund II and a $3.2 million increase in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management.
•A $1.4 million decrease in other revenues driven by a decrease in interest income due to lower interest rates.
Expenses

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Compensation and benefits	$89,234	$67,419	$21,815	32%
Interest expense	4,868	5,782	(914)	(16)%
General, administrative and other	27,376	34,706	(7,330)	(21)%
Expenses of consolidated funds	2	—	2	n/m
Total Expenses	$121,480	$107,907	$13,573	13%
_______________
n/m - not meaningful
Total expenses increased $13.6 million, primarily due to the following:
•A $21.8 million increase in compensation and benefits expenses primarily driven by an $18.4 million increase in bonus expense due to higher real estate incentive income profit sharing expense driven by realizations from Sculptor Real Estate Fund II and separation-related compensation for departing executives; and (ii) a $6.2 million increase in equity-based compensation expense primarily due to a $14.4 million increase in RSUs amortization primarily as a result of acceleration of the compensation cost as a result of separation-related compensation for departing executives. This increase was partially offset by (x) a $5.9 million decrease in amounts related Group E Units, as the remaining units are being amortized on an accelerated basis (i.e., each tranche is being amortized over its respective service period), resulting in decreasing expenses in each subsequent vesting year on these awards, and (y) a $2.8 million decrease in amounts related to Group P Units as a result of the related service period ending during 2020. These increases were partially offset by a $2.8 million decrease in salaries and benefits, as our worldwide headcount decreased to 341 as of March 31, 2021, from 388 as of March 31, 2020. Further, driving the decrease in salaries and benefits was the capitalization of $1.1 million of certain internal software implementation costs, as we continue to invest in technology to enhance future operational efficiencies.
•An offsetting $7.3 million decrease in general, administrative and other expenses primarily driven by: (i) a $5.3 million decrease in professional services expenses, primarily due to costs incurred in the prior year related to legal settlements and provisions; (ii) a $2.1 million decrease in recurring placement and related service fees, driven by Sculptor Real Estate Fund IV, which launched in the fourth quarter of 2019, and held its final closing in the second quarter of 2020; and (iii) reductions across various other operating expense categories, driven by travel restrictions and employees working from home.
•A $914 thousand decrease in interest expense, primarily due to lower average outstanding debt balance.
Other Loss

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Changes in fair value of warrant liabilities	$(24,944)	$—	$(24,944)	n/m
Changes in tax receivable agreement liability	580	278	302	109%
Net losses on retirement of debt	(23,673)	(523)	(23,150)	n/m
Net gains (losses) on investments	5,362	(34,069)	39,431	(116)%
Total Other Loss	$(42,675)	$(34,314)	$(8,361)	24%
_______________
n/m - not meaningful
Total other loss decreased by $8.4 million, which resulted from the following:
•Changes in fair value of warrant liabilities. The amount in 2021 is the result of an increase in the fair value of warrants to purchase our Class A Shares that were issued in connection with the 2020 Credit Agreement. The change was primarily due to the increase in our Class A Share price, and adjustment to the exercise price due to dividend and the change in risk-free rate from the issuance date of the warrants to March 31, 2021.
•Changes in tax receivable agreement. The amounts in 2021 and 2020 are both a result of changes in projected future tax rates impacting the anticipated liability under the tax receivable agreement.
•Net losses on retirement of debt. The amount in 2021 was primarily related to the $174.4 million repayment of amounts outstanding under the 2020 Term Loan. The amount in 2020 was primarily related to the $27.0 million repayment of amounts outstanding under the 2018 Term Loan. These amounts were comprised of unamortized discounts and deferred financing costs that were proportionately written off in connection with these repayments.
•Net gains (losses) on investments. These amounts in 2021 were primarily driven by increases in the value of our investments in our funds, including the value of our risk retention investments in certain of our CLOs. The amounts in 2020 were driven primarily by a $36.8 million decline on our risk retention investments in CLOs and in investments in other funds that resulted from the market conditions in March 2020.

Income Taxes

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Income taxes	$(1,715)	$(9,968)	$8,253	(83)%
Income tax expense increased by $8.3 million. Income tax expense was higher primarily due to increased profitability and the change in fair value of warrant liabilities that is non-deductible for tax purposes in the current year.
Net Loss Attributable to Noncontrolling Interests
The following table presents the components of the net loss attributable to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Group A Units	$(19,253)	$(25,337)	$6,084	(24)%
Other	455	(748)	1,203	(161)%
Total	$(18,798)	$(26,085)	$7,287	(28)%
Net loss allocated to noncontrolling interests decreased by $7.3 million. During the Distribution Holiday, net income earned by any Sculptor Operating Partnership is allocated 100% to Sculptor Capital Management, Inc., while losses are allocated on a pro rata basis among the Group A Units (noncontrolling interests) and Sculptor Capital Management, Inc. as described in Note 3. In 2021, we allocated higher losses to Sculptor Capital LP, which earns most of our management fees and incurs most of our operating expenses, as operating expenses were higher in 2021. Sculptor Capital Advisors II LP along with Sculptor Capital Advisors LP, earns most of our incentive income. In the three months ended March 31, 2021, Sculptor Capital Advisors II generated net income, and therefore we allocated 100% of its income to Sculptor Capital Management, Inc.
Net Loss Attributable to Class A Shareholders

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Net Loss Attributable to Class A Shareholders	$(20,293)	$(28,267)	$7,974	(28)%
Net loss attributable to Class A Shareholders decreased by $8.0 million. The year-over-year decrease was primarily due to higher incentive income and management fees, higher gains on investments and lower operating expenses, partially offset by change in fair value of warrant liabilities, losses on retirement of debt, higher bonus expense, and higher income tax expense.
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
•Equity-based compensation expenses, depreciation and amortization expenses, changes in fair value of warrant liabilities, changes in the tax receivable agreement liability, net losses on retirement of debt, gains and losses on fixed assets, and gains and losses on investments in funds, as management does not consider these items to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.
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
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Economic Income Revenues (Non-GAAP)

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Economic Income Basis
Management fees	$69,070	$59,862	$9,208	15%
Incentive income	47,804	9,322	38,482	413%
Other revenues	1,581	2,953	(1,372)	(46)%
Total Economic Income Revenues	$118,455	$72,137	$46,318	64%

Economic Income revenues increased $46.3 million, primarily due to the following:
•A $9.2 million increase in management fees, driven primarily by the following:
•Multi-strategy funds. A $3.6 million increase due to higher average assets under management.
•Opportunistic credit funds. A $3.7 million increase due to higher average assets under management in the Sculptor Credit Opportunities Master Fund, as well as higher average fee-paying assets under management in certain of our open-ended credit funds, as additional capital was called into our Customized Credit Focused Platform.
•Real estate funds. A $2.0 million increase, primarily due to management fees in the prior year being offset by recurring placement and related service fees incurred in connection with the additional closes of Sculptor Real Estate Fund IV that occurred in the first quarter of 2020.
See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $38.5 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $24.2 million increase in incentive income from our multi-strategy funds, which was driven by strong fund performance, resulting in the following increases: (i) an $11.9 million increase from assets under management subject to a one-year measurement period; (ii) a $9.7 million increase in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management; (iii) a $1.3 million increase from longer-term assets under management; and (iv) a $1.1 million increase related to fund investor redemptions.
•Opportunistic credit funds. A $4.1 million increase in incentive income from our opportunistic credit funds, primarily driven by: (i) a $7.1 million increase from assets under management subject to a one-year measurement period; and (ii) a $1.3 million increase from longer-term assets under management. These increases were partially offset by a $5.1 million decrease in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management.
•Real estate funds A $10.2 million increase in incentive income from our real estate funds, primarily due to an $8.4 million increase in realizations from Sculptor Real Estate Fund II and a $3.2 million increase in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management.
•A $1.4 million decrease in other revenues driven by a decrease in interest income due to lower interest rates.
Economic Income Expenses (Non-GAAP)

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$52,535	$40,260	$12,275	30%
Interest expense	4,434	3,917	517	13%
General, administrative and other expenses	20,551	25,677	(5,126)	(20)%
Total Economic Income Expenses	$77,520	$69,854	$7,666	11%
Economic Income expenses increased $7.7 million, primarily due to the following:

•A $12.3 million increase in compensation and benefits expenses, driven by a $15.1 million increase in bonus expense, primarily due to higher real estate incentive income profit sharing expense driven by realizations from Sculptor Real Estate Fund II and separation-related compensation for departing executives; partially offset by a $2.8 million decrease in salaries and benefits, as our worldwide headcount decreased to 341 as of March 31, 2021, from 388 as of March 31, 2020. Further, driving the decrease in salaries and benefits was the capitalization of $1.1 million of certain internal software implementation costs, as we continue to invest in technology to enhance future operational efficiencies.
•A $517 thousand increase in interest expense primarily due to interest accruals on the 2020 Term Loan, partially offset by interest no longer accruing on the 2018 Term Loan or Debt Securities, as these were repaid in full in the fourth quarter of 2020 in connection with the closing of the 2020 Term Loan.
•An offsetting $5.1 million decrease in general, administrative and other expenses primarily driven by a $5.3 million decrease in professional services expenses, primarily due to costs incurred in the prior year related to legal settlements and provisions, as well as reductions across various other operating expense categories, driven by travel restrictions and employees working from home.
Economic Income (Non-GAAP)

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Economic Income	$40,935	$2,283	$38,652	n/m
_______________
n/m - not meaningful
Economic Income was $40.9 million in 2021, compared to $2.3 million in 2020. This increase was primarily due to higher incentive income and management fees and lower operating expenses, partially offset by higher bonus expense.
Liquidity and Capital Resources
Overview
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned from our funds.
We ended the quarter with $198.0 million of unrestricted cash and cash equivalents, $104.9 million of longer-term U.S. government obligations (Treasury bills) and $82.3 million of management fees and incentive income receivable (substantially all of which was collected shortly after quarter-end). We also have access to an additional $25.0 million through our undrawn 2020 Revolving Credit Facility.
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
•Repurchase Class A Shares or Sculptor Operating Group Units.
•Pursue new investment opportunities.
•Develop new distribution channels.
•Pay dividends.
Recent Developments
In the three months ended March 31, 2021, we repaid $174.4 million of the 2020 Term Loan, leaving a balance of $145.0 million.
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
Operating Expenses
We generally rely on management fees to cover our “fixed” operating expenses, which we define as salaries, benefits, a minimum discretionary bonus and general, administrative and other expenses, including upcoming lease payments as presented in Note 6 to our consolidated financial statements, incurred in the ordinary course of business. No assurances can be given that our management fees will be sufficient to cover our fixed operating expenses in future periods. To the extent our management fees do not cover our fixed operating expenses, as well as to fund any other liabilities, we would rely on cash on hand and incentive income to cover any shortfall. We cannot predict the amount of incentive income, if any, that we may earn in any given year. Total annual revenues, which are heavily influenced by the amount of incentive income we earn, historically have been sufficient to fund both our fixed operating expenses and all of our other working capital needs, including annual discretionary cash bonuses. These cash bonuses, which historically have comprised our largest cash operating expense, are variable such that in any year where total annual revenues are greater or less than the prior year, cash bonuses may be adjusted accordingly. Our ability to scale our largest cash operating expense to our total annual revenues helps us manage our cash flow and liquidity position from year to year.
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
Financing Arrangements
We may use cash on hand to pay interest and principal due on our financing arrangements, including debt obligations and repurchase agreements, prior to their respective maturity or due dates, which would reduce amounts available to distribute to our Class A Shareholders. We may also refinance all or a portion of any borrowings outstanding on or prior to their respective maturity dates. For any amounts unpaid as of a maturity or due date, we will be required to repay the remaining balance by using cash on hand, refinancing the remaining balance by incurring new debt, which could result in higher borrowing costs, or by issuing equity or other securities, which would dilute existing shareholders. See Notes 7 and 8 to our consolidated financial statements for details on our debt obligations and repurchase agreements.
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
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”). As of March 31, 2021, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Sculptor Operating Group assets, we expected to pay our executive managing directors and the Ziffs approximately $182.5 million. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. See Note 16 to our consolidated financial statements for additional details.
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
Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2021 and 2020. We did not declare a dividend in respect of the first three quarters of 2020 in respect of earnings for the first three quarters. Dividends are generally declared and paid in the quarter following the quarter to which they relate. For example, the dividend paid on May 25, 2021, was in respect of earnings for the first quarter of 2021. We paid no related cash distributions to our executive managing directors on their Sculptor Operating Group Units in the respective periods as a result of the Distribution Holiday.

	Class A Shares
Payment Date	Record Date	Dividend per Share
March 4, 2021	February 25, 2021	$2.35
March 3, 2020	February 25, 2020	$0.53
On May 5, 2021, we announced a cash dividend of $0.30 per Class A Share. The dividend is payable on May 25, 2021, to holders of record as of the close of business on May 18, 2021.
In connection with the Recapitalization, we and our executive managing directors agreed to a “Distribution Holiday” on the Group A Units, Group E Units, Group P Units and certain RSUs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income is realized and (y) April 1, 2026. During the Distribution Holiday, dividends may continue to be paid on our Class A Shares. As of March 31, 2021, we have generated a total of $412.0 million of Distribution Holiday Economic Income, compared to the target of $600.0 million.

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
During the Distribution Holiday, we expect to pay dividends on our Class A Shares annually in an aggregate amount equal to not less than 20% or greater than 30% of our annual Economic Income less an estimate of payments under the tax receivable agreement, and income taxes related to the earnings for the periods; provided, that, if the minimum amount of dividends eligible to be made hereunder would be $1.00 or less per Class A Share, then up to $1.00 per Class A Share (subject to appropriate adjustment in the event of any equity dividend, equity split, combination or other similar recapitalization with respect to the Class A Shares). During the Distribution Holiday, (i) we will only make distributions with respect to Group B Units, (ii) the performance thresholds of Group P Units and PSUs shall be adjusted to take into account performance and distributions during such period, and (iii) RSUs will continue to receive dividend equivalents in respect of dividends or distributions paid on the Class A Shares. For certain executive managing directors, distributions on RSUs, as well as distributions counted in determining whether performance conditions of Group P Units and PSUs are met, are limited to an aggregate amount not to exceed $4.00 per Group P Unit, PSU or RSU, as applicable, cumulatively during the Distribution Holiday. Following the termination of the Distribution Holiday, Group A Units and Group E Units (whether vested or unvested) shall receive distributions even if such units have not been booked-up.
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
Historically, when we have paid dividends on our Class A Shares, we also made distributions to our executive managing directors on their interests in the Sculptor Operating Group, subject to the terms of the limited partnership agreements of the Sculptor Operating Partnerships; however, as part of the Recapitalization, the Sculptor Operating Partnerships initiated the Distribution Holiday. See Note 3 to our consolidated financial statements in our Annual Report for additional information regarding the Distribution Holiday.
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
On March 5, 2021, the UK Financial Conduct Authority announced that it would phase out LIBOR as a benchmark immediately after December 31, 2021, for sterling, euro, Japanese yen, Swiss franc and 1-week and 2-month U.S. Dollar settings and immediately after June 30, 2023, the remaining U.S. Dollar settings. To address the transition away from LIBOR, the 2020 Credit Agreement provides for an agreed upon methodology to establish a new floating rate reference plus new applicable spreads. In the first quarter of 2020, we formed an internal LIBOR Transition Working Group to help effectuate an orderly transition from LIBOR. Our senior management has oversight of these transition efforts, and periodic updates are provided to the Audit Committee of our Board of Directors. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions” in our Annual Report for additional information.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the three months ended March 31, 2021 and 2020 was $266.9 million and $(15.1) million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments in CLO’s, less cash used for operating expenses, including interest paid on our debt obligations.
Net cash flows from operating activities for the three months ended March 31, 2021 increased from the prior year period due to higher year-end incentive income earned in 2020 than in 2019, a large portion of the 2020 incentive was collected in the beginning of 2021, as compared to year-end incentive income earned in 2019, a large portion of which was collected in the beginning of 2020. The increases in operating cash flows were partially offset by higher discretionary bonuses in 2020, which were paid in the first quarter of 2021, as compared to discretionary bonuses in 2019, which were paid in the first quarter of 2020. Additionally, in the current year period as compared to the prior year period, we collected less incentive income from our real estate funds.
Investing Activities. Net cash from investing activities for the three months ended March 31, 2021 and 2020 was $(22.4) million, and $(46.8) million, respectively. Investing cash outflows in 2021 primarily related to purchases of U.S. government obligations and investments made in our funds, partially offset by maturities and sales of U.S. government obligations. Investing cash outflows in 2020 primarily related to purchases of U.S. government obligations and investments made in our funds, partially offset by maturities and sales of U.S. government obligations.
Financing Activities. Net cash from financing activities for the three months ended March 31, 2021 and 2020 was $(230.0) million, and $(36.2) million, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and proceeds from repurchase agreements used to finance risk retention investments in our CLOs. Distributions to our executive managing directors on their Group A Units (prior to the Distribution Holiday), are also included in net cash from financing activities.
In the three months ended March 31, 2021, we repaid $174.4 million of the 2020 Term Loan. In the three months ended March 31, 2020, we repaid $27.0 million of the 2018 Term Loan.
We paid dividends of $56.0 million to our Class A Shareholders in the three months ended March 31, 2021, compared to dividends of $11.6 million to our Class A Shareholders in the three months ended March 31, 2020. No distributions were made to our executive managing directors in the three months ended March 31, 2021 or March 31, 2020, as a result of the Distribution Holiday.
Critical Accounting Policies and Estimates
Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2 in our Annual Report for a description of our accounting policies. Set forth below is a summary of what we believe to be our most critical accounting policies and estimates.

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
As of March 31, 2021, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 36% within Level I; approximately 47% within Level II; and approximately 17% within Level III. As of December 31, 2020, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 35% within Level I; approximately 48% within Level II; and approximately 17% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
We have established an internal control infrastructure over the valuation of financial instruments that includes ongoing oversight by our Valuation Controls Group and Valuation Committee, as well as periodic audits by our Internal Audit function. These management control functions are segregated from the trading and investing functions.
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
The Internal Audit function employs a risk-based program of audit coverage that is designed to provide an assessment of the design and effectiveness of controls over our operations, regulatory compliance, valuation of financial instruments and reporting. Additionally, the Internal Audit function meets periodically with management and the Audit Committee of our Board of Directors to evaluate and provide guidance on the existing risk framework and control environment assessments.
For information regarding the impact that the fair value measurement of assets under management has on our results, please see “Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Recognition of Incentive Income
The determination of whether to recognize incentive income under GAAP requires a significant amount of judgment regarding whether it is probable that a significant revenue reversal of incentive income that we are potentially entitled to as of a point in time will not occur in future periods, which would preclude the recognition of such amounts as incentive income. Management considers a variety of factors when evaluating whether the recognition of incentive income is appropriate, including: the performance of the fund, whether we have received or are entitled to receive incentive income distributions and whether such amounts are restricted, the investment period and expected term of the fund, where the fund is in its life-cycle, the volatility and liquidity of investments held by the fund, our team’s experience with similar investments and potential sales of investments within the fund. Management continuously evaluates whether there are additional considerations that could potentially impact the recognition of incentive income and notes that the recognition, and potential reversal, of incentive income is subject to potentially significant variability due to changes to the aforementioned considerations. See Note 11 for details on amounts recognized and deferred for incentive income.
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
Sculptor Corp generated taxable income of $17.4 million for the three months ended March 31, 2021, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $922.0 million over the remaining three-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available for expiring losses, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize the deferred income tax assets.
To generate $922.0 million in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $37.0 billion as of April 1, 2021, we would need to generate a minimum compound annual growth rate in assets under management of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimates, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of March 31, 2021, we had $243.1 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $154.0 million of net operating losses available to be carried forward without expiration. Additionally, $174.8 million of net operating losses are available to offset future taxable income for state income tax purposes and $171.0 million for local income tax purposes that will expire between 2035 and 2041.

Based on the analysis set forth above, as of March 31, 2021, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $9.8 million has been established for these items.
Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
No changes to GAAP that went into effect during the three months ended March 31, 2021, are expected to substantively impact our future trends.
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

Economic Income Reconciliations
The tables below present the reconciliations of total Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Net Income Attributable to Class A Shareholders—GAAP	$(20,293)	$(28,267)
Change in redemption value of Preferred Units	—	1,327
Net Loss Allocated to Sculptor Capital Management, Inc.—GAAP	(20,293)	(26,940)
Net loss allocated to Group A Units	(19,253)	(25,337)
Equity-based compensation, net of RSUs settled in cash	30,202	24,398
Adjustment to recognize deferred cash compensation in the period of grant	8,995	2,179
2020 Term Loan and Debt Securities non-cash discount accretion	434	1,865
Income taxes	(1,715)	(9,968)
Changes in fair value of warrant liabilities	24,944	—
Net losses on retirement of debt	23,673	523
Net (gains) losses on investments	(5,362)	34,068
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(2,498)	582
Changes in tax receivable agreement liability	(580)	(278)
Depreciation, amortization and net gains and losses on fixed assets	1,735	1,802
Other adjustments	653	(611)
Economic Income—Non-GAAP	$40,935	$2,283
Economic Income Revenues

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Management fees—GAAP	$73,961	$66,953
Adjustment to management fees(1)	(4,891)	(7,091)
Management Fees—Economic Income Basis—Non-GAAP	69,070	59,862

Incentive Income—Economic Income Basis—GAAP and Non-GAAP	47,804	9,322

Other Revenues—Economic Income Basis—GAAP and Non-GAAP	1,581	2,953
Total Revenues—Economic Income Basis—Non-GAAP	$118,455	$72,137
_______________
(1)Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

Economic Income Expenses

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)

Compensation and benefits—GAAP	$89,234	$67,419
Adjustment to compensation and benefits(1)	(36,699)	(27,159)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$52,535	$40,260

Interest expense—GAAP	$4,868	$5,782
Adjustment to interest expense(2)	(434)	(1,865)
Interest Expense—Economic Income Basis—Non-GAAP	$4,434	$3,917

General, administrative and other expenses—GAAP	$27,376	$34,706
Adjustment to general, administrative and other expenses(3)	(6,825)	(9,029)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$20,551	$25,677
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

Distribution Holiday Economic Income Reconciliation
The table below presents the reconciliation of Distribution Holiday Economic Income to net income (loss) attributable to Class A Shareholders from October 1, 2018, to March 31, 2021.

From October 1, 2018 to March 31, 2021
(dollars in thousands)
Net income attributable to Class A shareholders	$200,826
Change in redemption value of Preferred Units	(37,412)
Net Income Allocated to Sculptor Capital Management, Inc.	163,414
Net loss allocated to Group A Units	(69,802)
Equity-based compensation, net of RSUs settled in cash	249,147
Adjustment to recognize deferred cash compensation in the period of grant	(26,027)
Recapitalization-related non-cash interest expense accretion	19,156
Income taxes	120,541
Changes in fair value of warrant liabilities	32,492
Net losses on retirement of debt	35,059
Net gains on investments	(18,023)
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(9,294)
Changes in tax receivable agreement liability	(5,020)
Depreciation, amortization and net gains and losses on fixed assets	19,907
Other adjustments	1,938
Less: Dividends paid on 2019 Preferred Units	(6,952)
Less: Dividends to Class A Shareholders declared with respect to such periods	(94,541)
Distribution Holiday Economic Income—Non-GAAP	$411,995

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
The amount of our assets under management in our multi-strategy and opportunistic credit funds is generally based on net asset value (plus unfunded commitments in certain cases). A 10% change in the fair value of the net assets held by our funds as of March 31, 2021 and December 31, 2020, would have resulted in a change of approximately $1.7 billion and $1.6 billion, respectively, in assets under management. Assets under management for our real estate funds and securitization vehicles are not based on net asset value.
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
A hypothetical 10% decline in the fair value of the net assets held by our funds would have resulted in a reduction of management fees by approximately $4.9 million in the three months ended March 31, 2021 and $4.2 million in three months ended March 31, 2020.
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
Exchange Rate Risk
Changes in currency rates will impact the carrying value of financial instruments denominated in currencies other than the U.S. dollar. We hold certain cash and risk retention investments in the European CLOs as well as related financing (CLO Investments Loans and repurchase agreements) denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. Additionally, a portion of our operating expenses and management fees are denominated in non-U.S. dollar currencies. We manage our exposure to exchange rate risks through our regular operating activities, wherein we may align foreign currency payments and receipts, and when appropriate, through the use of derivative financial instruments to economically hedge certain foreign currency exposure, although the impact of these were not material in three months ended March 31, 2021 and 2020.
We estimate that as of March 31, 2021 and 2020, a hypothetical 10% weakening or strengthening of the U.S. dollar against all foreign currency rates would not have a material direct impact on our revenues, net income attributable to Class A Shareholders or Economic Income. The impact on cash flows from financial instruments would be insignificant.
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movement in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The funds may seek to hedge resulting currency exposure through borrowings in foreign currencies or through the use of derivative financial instruments.
Interest Rate Risk
Borrowings under the 2020 Term Loan and our investments in CLOs accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. We estimate that as of March 31, 2021 and 2020, a hypothetical one percentage increase or decrease in variable interest rates would not have a material direct impact on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the first quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over us and our business activities. This has resulted in, or may in the future result in, regulatory agency investigations, litigation and subpoenas, and related sanctions and costs. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—Regulatory changes in jurisdictions outside the U.S. could adversely affect our business” in our Annual Report. See Note 16 to our consolidated financial statements included in this report for additional information.
Item 1A. Risk Factors
Please see “Item 1A. Risk Factors” in our Annual Report for a discussion of the risks material to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

10.1*+	Second Amendment to Partner Agreement between each of Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP, and James Levin, dated January 29, 2021.

10.2*+	Amendment to Partner Agreement between each of Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP, and Robert Shafir, dated January 29, 2021.

10.3*+	Partner Agreement Between Sculptor Capital LP and Robert Shafir, dated March 26, 2021.

10.4*+	Partner Agreement Between Sculptor Capital Advisors LP and Robert Shafir, dated March 26, 2021.

10.5*+	Partner Agreement Between Sculptor Capital Advisors II LP and Robert Shafir, dated March 26, 2021.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith

**	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 6, 2021

SCULPTOR CAPITAL MANAGEMENT, INC.

By:	/s/ Dava Ritchea
Dava Ritchea
Chief Financial Officer and Executive Managing Director