Form 10-Q
period 2021-06-30
Sculptor Capital Management, Inc.
filed 2021-08-05
CIK 1403256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2021, there were 25,216,458 Class A Shares and 32,887,882 Class B Shares outstanding.

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

Preferred Units
One Class A cumulative preferred unit in each of the Sculptor Operating Partnerships collectively represents one “Preferred Unit.” Certain of our executive managing directors collectively owned 100% of the Preferred Units. Preferred Units issued in 2016 and 2017 are, collectively, referred to as “2016 Preferred Units.” Preferred Units issued in 2019 are referred to as “2019 Preferred Units.” We redeemed in full the Preferred Units in the fourth quarter of 2020, and as of June 30, 2021 there were no Preferred Units outstanding.

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

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Assets
Cash and cash equivalents	$153,827	$183,815
Restricted cash	1,635	3,162
Investments (includes assets measured at fair value of $356,449 and $309,805, including assets sold under agreements to repurchase of $159,534 and $123,616 as of June 30, 2021 and December 31, 2020, respectively)	523,421	414,974
Income and fees receivable	75,975	539,623
Due from related parties	18,604	14,086
Deferred income tax assets	232,610	240,288
Operating lease assets	101,696	104,729
Other assets, net	79,147	82,500
Assets of consolidated funds:
Other assets of consolidated funds	3	—
Total Assets	$1,186,918	$1,583,177
Liabilities and Shareholders’ Equity
Liabilities
Compensation payable	$48,656	$234,006
Unearned income and fees	67,204	61,880
Tax receivable agreement liability	183,053	190,292
Operating lease liabilities	111,458	115,237
Debt obligations	119,761	334,972
Warrant liabilities, at fair value	76,002	37,827
Securities sold under agreements to repurchase	157,934	122,638
Other liabilities	29,554	51,445
Liabilities of consolidated funds:
Other liabilities of consolidated funds	2	—
Total Liabilities	793,624	1,148,297
Commitments and Contingencies (Note 16)
Shareholders’ Equity
Class A Shares, par value $0.01 per share, 100,000,000 and 100,000,000 shares authorized, 25,101,187 and 22,903,571 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	251	229
Class B Shares, par value $0.01 per share, 75,000,000 and 75,000,000 shares authorized, 32,887,882 and 32,824,538 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	329	328
Additional paid-in capital	200,733	166,917
Accumulated deficit	(247,058)	(178,674)
Accumulated other comprehensive income	419	732
Shareholders’ deficit attributable to Class A Shareholders	(45,326)	(10,468)
Shareholders’ equity attributable to noncontrolling interests	438,620	445,348
Total Shareholders’ Equity	393,294	434,880
Total Liabilities and Shareholders’ Equity	$1,186,918	$1,583,177
See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Revenues
Management fees	$76,610	$60,383	$150,571	$127,336
Incentive income	59,544	38,238	107,348	47,560
Other revenues	1,778	2,424	3,359	5,377
Income of consolidated funds	—	32	3	32
Total Revenues	137,932	101,077	261,281	180,305

Expenses
Compensation and benefits	59,447	65,290	148,681	132,709
Interest expense	4,135	4,674	9,003	10,456
General, administrative and other	25,022	142,615	52,398	177,321
Expenses of consolidated funds	—	19	2	19
Total Expenses	88,604	212,598	210,084	320,505

Other (Loss) Income
Changes in fair value of warrant liabilities	(13,231)	—	(38,175)	—
Changes in tax receivable agreement liability	(559)	—	21	278
Net losses on retirement of debt	(6,525)	(170)	(30,198)	(693)
Net gains (losses) on investments	6,255	29,178	11,617	(4,891)
Total Other (Loss) Income	(14,060)	29,008	(56,735)	(5,306)

Income (Loss) Before Income Taxes	35,268	(82,513)	(5,538)	(145,506)
Income taxes	13,047	(17,400)	11,332	(27,368)
Consolidated Net Income (Loss)	22,221	(65,113)	(16,870)	(118,138)
Less: Net (income) loss attributable to noncontrolling interests	(407)	41,860	18,391	67,945
Net Income (Loss) Attributable to Sculptor Capital Management, Inc.	21,814	(23,253)	1,521	(50,193)
Change in redemption value of Preferred Units	—	(1,986)	—	(3,313)
Net Income (Loss) Attributable to Class A Shareholders	$21,814	$(25,239)	$1,521	$(53,506)

Earnings (Loss) per Class A Share
Earnings (Loss) per Class A Share - basic	$0.87	$(1.12)	$0.06	$(2.38)
Earnings (Loss) per Class A Share - diluted	$0.40	$(1.77)	$(0.32)	$(3.04)
Weighted-average Class A Shares outstanding - basic	25,025,974	22,590,084	24,442,940	22,447,399
Weighted-average Class A Shares outstanding - diluted	55,191,693	38,609,590	54,229,693	38,464,470

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Consolidated net income (loss)	$22,221	$(65,113)	$(16,870)	$(118,138)
Other Comprehensive Income (Loss), Net of Tax
Other comprehensive income (loss) - currency translation adjustment	185	—	(683)	—
Comprehensive Income (Loss)	22,406	(65,113)	(17,553)	(118,138)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(523)	41,860	18,761	67,945
Comprehensive Income (Loss) Attributable to Sculptor Capital Management, Inc.	$21,883	$(23,253)	$1,208	$(50,193)

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Number of Class A Shares
Beginning balance	23,899,777	21,946,639	22,903,571	21,284,945
Equity-based compensation	1,201,410	364,793	2,197,616	1,026,487
Ending Balance	25,101,187	22,311,432	25,101,187	22,311,432

Number of Class B Shares
Beginning balance	32,887,883	32,845,414	32,824,538	29,208,952
Equity-based compensation	(1)	(25,000)	63,344	3,611,462
Ending Balance	32,887,882	32,820,414	32,887,882	32,820,414

Class A Shares Par Value
Beginning balance	$239	$219	$229	$213
Equity-based compensation	12	4	22	10
Ending Balance	$251	$223	$251	$223

Class B Shares Par Value
Beginning balance	$329	$328	$328	$292
Equity-based compensation	—	—	1	36
Ending Balance	$329	$328	$329	$328

Additional Paid-in Capital
Beginning balance	$185,961	$130,968	$166,917	$117,936
Dividend equivalents on Class A restricted share units	5,887	—	6,477	875
Equity-based compensation, net of taxes	8,885	13,306	27,339	26,790
Change in redemption value of Preferred Units	—	(1,986)	—	(3,313)
Ending Balance	$200,733	$142,288	$200,733	$142,288

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED — (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Accumulated Deficit
Beginning balance	$(255,522)	$(383,187)	$(178,674)	$(343,759)
Cash dividends declared on Class A Shares	(7,463)	—	(63,428)	(11,613)
Dividend equivalents on Class A restricted share units	(5,887)	—	(6,477)	(875)
Consolidated net income (loss)	21,814	(23,253)	1,521	(50,193)
Ending Balance	$(247,058)	$(406,440)	$(247,058)	$(406,440)

Accumulated Other Comprehensive Income
Beginning balance	$350	$—	$732	$—
Currency translation adjustment	69	—	(313)	—
Ending Balance	$419	$—	$419	$—
Shareholders’ Deficit Attributable to Class A Shareholders	$(45,326)	$(263,601)	$(45,326)	$(263,601)

Shareholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$435,590	$425,768	$445,348	$440,779
Currency translation adjustment	116	—	(370)	—
Capital contributions	2,496	2,059	2,964	3,549
Capital distributions	(1,467)	(2,962)	(2,483)	(3,248)
Equity-based compensation, net of taxes	1,478	3,681	11,552	13,551
Consolidated net income (loss)	407	(41,860)	(18,391)	(67,945)
Ending Balance	$438,620	$386,686	$438,620	$386,686
Total Shareholders’ Equity	$393,294	$123,085	$393,294	$123,085

Cash dividends paid on Class A Shares	$0.30	$—	$2.65	$0.53

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended June 30,
	2021	2020

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(16,870)	$(118,138)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Amortization of equity-based compensation	42,919	42,370
Depreciation, amortization and net gains and losses on fixed assets	3,309	3,606
Changes in fair value of warrant liabilities	38,175	—
Net losses on retirement of debt	30,198	693
Deferred income taxes	8,131	(30,726)
Non-cash lease expense	10,748	10,656
Net (gains) losses on investments, net of dividends	(9,140)	6,565
Operating cash flows due to changes in:
Income and fees receivable	463,605	142,291
Due from related parties	(4,502)	(5,080)
Other assets, net	5,839	6,391
Compensation payable	(187,537)	(143,037)
Unearned income and fees	5,324	3,810
Tax receivable agreement liability	(7,239)	(10,024)
Operating lease liabilities	(11,076)	(11,900)
Other liabilities	(20,260)	103,199
Consolidated funds related items:
Other assets of consolidated funds	(3)	—
Other liabilities of consolidated funds	2	19
Net Cash Provided by Operating Activities	351,623	695

Cash Flows from Investing Activities
Purchases of fixed assets	(4,243)	(984)
Purchases of United States government obligations	(164,523)	(224,525)
Maturities and sales of United States government obligations	131,690	165,218
Investments in funds	(97,887)	(11,620)
Return of investments in funds	24,692	4,202
Net Cash Used in Investing Activities	(110,271)	(67,709)

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED — (continued)

	Six Months Ended June 30,
	2021	2020

	(dollars in thousands)

Cash Flows from Financing Activities
Contributions from noncontrolling interests	2,964	3,549
Distributions to noncontrolling interests	(2,483)	(3,248)
Dividends on Class A Shares	(63,428)	(11,613)
Proceeds from debt obligations, net of issuance costs	3,219	2,746
Repayment of debt obligations, including prepayment costs	(249,731)	(36,667)
Proceeds from securities sold under agreements to repurchase, net of issuance costs	41,004	—
Other, net	(3,838)	(952)
Net Cash Used in Financing Activities	(272,293)	(46,185)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(574)	—
Net change in cash and cash equivalents and restricted cash	(31,515)	(113,199)
Cash and cash equivalents and restricted cash, beginning of period	186,977	245,439
Cash and Cash Equivalents and Restricted Cash, End of Period	$155,462	$132,240

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$8,236	$7,099
Income taxes	$4,179	$4,771

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$153,827	$127,702
Restricted cash	1,635	4,538
Total Cash and Cash Equivalents and Restricted Cash	$155,462	$132,240

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

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
The Company’s primary sources of revenues are management fees, which are generally based on the amount of the Company’s assets under management, and incentive income, which is based on the investment performance of its funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of assets under management and the investment performance of the funds.
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
JUNE 30, 2021

executive managing directors participate in the related economics of the Sculptor Operating Group through their direct ownership in the Sculptor Operating Group, subject to the Distribution Holiday discussed below.
The Company conducts its operations through the Sculptor Operating Group. The following is a list of the outstanding units of the Sculptor Operating Partnerships as of June 30, 2021:
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
JUNE 30, 2021

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
The following table presents the number of shares and units of the Registrant and the Sculptor Operating Partnerships, respectively, that were outstanding as of June 30, 2021:

As of June 30, 2021
Sculptor Capital Management, Inc.
Class A Shares	25,101,187
Class B Shares	32,887,882
Warrants to purchase Class A Shares (Note 7)	4,338,015

Sculptor Operating Partnerships
Group A Units	16,019,506
Group A-1 Units	9,779,446
Group B Units	25,101,187
Group E Units	13,009,152
Group P Units	3,385,000
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
JUNE 30, 2021

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited, interim, consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s unaudited, interim, consolidated financial statements have been included and are of a normal and recurring nature. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Recently Adopted Accounting Pronouncements
No changes to GAAP that went into effect in the six months ended June 30, 2021, had a material effect on the Company’s consolidated financial statements.
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
JUNE 30, 2021

The table below sets forth the calculation of noncontrolling interests related to the Group A Units for each Sculptor Operating Partnership (rounding differences may occur). The blended participation percentages presented below take into account ownership changes throughout the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)

Sculptor Capital LP
Net income (loss)	$19,669	$(100,963)	$(27,794)	$(142,140)
Blended participation percentage	42%	42%	39%	42%
Net Income (Loss) Attributable to Group A Units	$8,220	$(42,031)	$(10,827)	$(59,405)

Sculptor Capital Advisors LP
Net loss	$(22,681)	$(9,353)	$(23,194)	$(19,291)
Blended participation percentage	39%	41%	39%	42%
Net Loss Attributable to Group A Units	$(8,830)	$(3,869)	$(9,036)	$(8,062)

Sculptor Capital Advisors II LP
Net income	$36,368	$25,712	$41,583	$16,779
Blended participation percentage	0%	15%	0%	0%
Net Income Attributable to Group A Units	$—	$3,770	$—	$—

Total Sculptor Operating Group
Net income (loss)	$33,356	$(84,604)	$(9,405)	$(144,652)
Blended participation percentage	-2%	50%	211%	47%
Net Loss Attributable to Group A Units	$(610)	$(42,130)	$(19,863)	$(67,467)
The following table presents the components of the net income (loss) attributable to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Group A Units	$(610)	$(42,130)	$(19,863)	$(67,467)
Other	1,017	270	1,472	(478)
	$407	$(41,860)	$(18,391)	$(67,945)
The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	June 30, 2021	December 31, 2020

	(dollars in thousands)
Group A Units	$425,079	$433,756
Other	13,541	11,592
	$438,620	$445,348

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	June 30, 2021	December 31, 2020

	(dollars in thousands)
U.S. government obligations, at fair value	$137,016	$104,295
CLOs, at fair value	219,433	205,510
Equity method investments	166,972	105,169
Total Investments	$523,421	$414,974
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
•Level III – Pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the financial asset or liability. The inputs into the determination of fair value of financial assets and liabilities in this category may require significant management judgment or estimation. The fair value of these financial assets and liabilities may be estimated using a combination of observed transaction prices, independent

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable (e.g., cash flows, implied yields, EBITDA multiples). The types of financial assets and liabilities that would generally be included in this category include CLOs, warrant liabilities, certain credit default swap contracts, certain bank debt securities, certain OTC derivatives, asset-backed securities, collateralized debt obligations and investments in affiliated credit funds.
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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2021:

	As of June 30, 2021
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
U.S. government obligations	$137,016	$—	$—	$137,016
CLOs(1)	$—	$—	$219,433	$219,433

Liabilities, at Fair Value
Warrants	$—	$—	$76,002	$76,002
_______________
(1) As of June 30, 2021, investments in CLOs had contractual principal amounts of $206.3 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

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
The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended June 30, 2021:

	March 31, 2021	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	June 30, 2021

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$202,842	$30,846	$(16,125)	$330	$1,540	$219,433

Liabilities, at Fair Value
Warrants	$62,771	$—	$—	$13,231	$—	$76,002

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

The following table summarizes the changes in the Company’s Level III assets for the three months ended June 30, 2020:

	March 31, 2020	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	June 30, 2020

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$155,287	$1,074	$(185)	$22,666	$—	$178,842
The following table summarizes the changes in the Company’s Level III assets and liabilities for the six months ended June 30, 2021:

	December 31, 2020	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	June 30, 2021

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$205,510	$33,294	$(16,145)	$1,753	$(4,979)	$219,433

Liabilities, at Fair Value
Warrants	$37,827	$—	$—	$38,175	$—	$76,002
The following table summarizes the changes in the Company’s Level III assets for the six months ended June 30, 2020:

	December 31, 2019	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	June 30, 2020

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$182,870	$4,407	$(185)	$(8,250)	$—	$178,842

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held and warrant liabilities outstanding as of the reporting date:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$2,625	$22,667	$(2,470)	$(8,250)

Liabilities, at Fair Value
Warrants	$13,231	$—	$38,175	$—
Valuation Methodologies for Fair Value Measurements Categorized within Level III
Investments in CLOs are valued using independent pricing services, and therefore the Company does not have transparency into the significant inputs used by such services. Warrant liabilities are valued using a Black-Scholes model by independent pricing services, for which the Company’s Class A Share price, exercise price, risk free rate, volatility and term to expiry are the primary inputs to the valuation.
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, including its debt obligations and repurchase agreements, approximated their fair values as of June 30, 2021. The fair value measurements for the Company’s repurchase agreements are categorized as Level III within the fair value hierarchy and were determined using independent pricing services. The fair value measurements for the Company’s debt obligations are categorized as Level III within the fair value hierarchy and for the 2020 Term Loan is determined using a discounted cash flow model and for CLO Investments Loans are determined using independent pricing services.
Loans Sold to CLOs Managed by the Company
From time to time the Company sells loans to CLOs managed by the Company. These loans are purchased by the Company in the open market and simultaneously sold for cash to the CLOs. The loans are accounted for as transfers of financial assets as they meet the criteria for derecognition under GAAP. No loans were sold in each of the six months ended June 30, 2021 and 2020. The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold loans in the past. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issued by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. As of June 30, 2021 and December 31, 2020, the Company’s investments in these retained interests had a fair value of $89.9 million and $90.3 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. In the six months ended June 30, 2021 and 2020, the Company received $1.3 million and $1.6 million, respectively, of interest and principal payments related to the retained interests.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

5. VARIABLE INTEREST ENTITIES
In the ordinary course of business, the Company sponsors the formation of funds that are considered VIEs. See Note 2 in the Company's Annual Report for a discussion of entities that are VIEs and the evaluation of those entities for consolidation by the Company. The assets and liabilities of consolidated VIEs were not material as of June 30, 2021 and December 31, 2020.
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
The table below presents the net assets of unconsolidated VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	June 30, 2021	December 31, 2020

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$10,770,717	$10,481,312

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned income and fees	67,204	61,880
Income and fees receivable	11,685	192,826
Investments	246,590	233,638
Maximum Exposure to Loss	$325,479	$488,344

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

6. LEASES
The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Shanghai, and various other locations and data centers. The Company does not have renewal options for any of its current leases. The Company also subleases a portion of its office space in London through the end of the lease term. In addition, the Company has finance leases for computer hardware. As of June 30, 2021, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within investments in the consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Lease Cost
Operating lease cost	$4,896	$5,141	$10,333	$10,288
Short-term lease cost	5	12	22	25
Finance lease cost - amortization of leased assets	198	193	397	330
Finance lease cost - imputed interest on lease liabilities	7	24	17	38
Less: Sublease income	(415)	(370)	(826)	(754)
Net Lease Cost	$4,691	$5,000	$9,943	$9,927

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,356	$5,601	$11,165	$11,203
Operating cash flows for finance leases	$—	$2	$1	$5
Finance cash flows for finance leases	$—	$192	$624	$651

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—	$2,893	$6
Finance leases	$—	$745	$—	$745

	June 30, 2021	December 31, 2020

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	8.0 years	8.5 years
Finance leases	1.6 years	1.6 years

Weighted average discount rate
Operating leases	7.8%	7.9%
Finance leases	6.7%	7.2%

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities
July 1, 2021 to December 31, 2021	$10,809	$242
2022	20,858	248
2023	20,084	—
2024	16,134	—
2025	14,330	—
Thereafter	68,042	—
Total Lease Payments	150,257	490
Imputed interest	(38,799)	(12)
Total Lease Liabilities	$111,458	$478

Operating Leases

(dollars in thousands)
Sublease Rent Payments Receivable
July 1, 2021 to December 31, 2021	$822
2022	1,645
2023	1,288
2024	—
2025	—
Thereafter	—
Total Sublease Rent Payments Receivable	$3,755

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

7. DEBT OBLIGATIONS AND WARRANTS

	2020 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
July 1, 2021 to December 31, 2021	$—	$—	$—
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	—	—	—
Thereafter	95,000	39,035	134,035
Total Payments	95,000	39,035	134,035
Unamortized discounts & deferred financing costs	(14,037)	(237)	(14,274)
Total Debt Obligations	$80,963	$38,798	$119,761
2020 Credit Agreement
On September 25, 2020, Sculptor Capital LP, as borrower, (the “Borrower”), and certain other subsidiaries of the Company, as guarantors, entered into a credit and guaranty agreement (the “2020 Credit Agreement”), consisting of (i) a senior secured term loan facility in an initial aggregate principal amount of $320.0 million (the “2020 Term Loan”) and (ii) a senior secured revolving credit facility in an initial aggregate principal amount of $25.0 million (the “2020 Revolving Credit Facility”). The proceeds from the 2020 Term Loan were first allocated to the full fair value of the warrants issued in connection with the 2020 Credit Agreement (which establishes both a liability and a debt discount, as described below), and the residual proceeds, net of deferred offering costs and discounts, of $275.8 million was then recognized as the initial carrying value of the 2020 Term Loan. On June 21, 2021, the Company entered into a letter agreement amending the 2020 Credit Agreement to increase the amount of voluntary prepayments for which the Call Premium shall not apply from $175.0 million to $225.0 million in exchange for an amendment fee of $1.75 million. As such, no Call Premium was due on the first $225.0 million prepaid by the Company. The amendment fee was recorded as an additional discount to the 2020 Term Loan in the second quarter of 2021. In the six months ended June 30, 2021, the Company prepaid $224.4 million of the 2020 Term Loan, resulting in an outstanding balance of $95.0 million, which is due at maturity. The Company recognized a $30.2 million loss on this retirement of debt. As a result of the $175.0 million of aggregate prepayments made through March 31, 2021, the Company is no longer subject to the cash sweep or financial maintenance covenants, other than the covenant requiring $20.0 billion minimum fee-paying assets under management described below.
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
Borrowings under the 2020 Credit Agreement bear interest at a per annum rate equal to, at the Company’s option, one, two, three or six-month LIBOR (subject to a 0.75% floor) plus 6.25%, or a base rate (subject to a 1.75% floor) plus 5.25%. The Borrower is also required to pay an undrawn commitment fee at a rate per annum equal to 0.50% of the undrawn portion of the 2020 Revolving Credit Facility.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

Certain prepayments of the 2020 Term Loan are subject to a prepayment premium (the “Call Premium”) equal to (a) prior to the second anniversary of the Closing Date, a customary “make-whole” premium equal to the present value of all required interest payments that would be due from the date of prepayment through and including the second anniversary of the Closing Date plus a premium of 3.0% of the principal amount of loans prepaid, (b) on or after the second anniversary of the Closing Date but prior to the third anniversary of the Closing Date, a premium of 3.0% of the principal amount of loans prepaid, (c) on or after the third anniversary of the Closing Date but prior to the four anniversary of the Closing Date, a premium of 2.0% of the principal amount of loans prepaid and (d) thereafter, 0%. On June 21, 2021, the Company entered into an amendment to the 2020 Credit Agreement that increased the amount of voluntary prepayments for which the Call Premium shall not apply from $175.0 million to $225.0 million. As such, no Call Premium was due on the first $225.0 million prepaid by the Company.
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
Warrants
In connection with the 2020 Credit Agreement, the Company has issued and outstanding warrants to purchase 4,338,015 Class A Shares. The warrants have a 10-year term from the Closing Date and an initial exercise price per share equal to $11.93. The exercise price is subject to reduction by an amount equal to any dividends paid on Class A Shares. As a result, the exercise price was $9.28 per share as of June 30, 2021. The warrants provide for customary adjustments in the event of a stock split, stock dividend, recapitalization or similar event. In lieu of making a cash payment otherwise contemplated upon exercise, the holder may exercise the warrants in whole or in part to receive a net number of Class A Shares. In addition, one of the warrants provides that, upon exercise in whole or in part by the holder, the Company may decide in its sole discretion whether the holder’s exercise of such warrant will be settled by delivery of Class A Shares (which shares may be reduced to a net number of Class A Shares in accordance with the procedure described in the preceding sentence) or by the Company’s payment to the holder of an amount in cash equal to the Black-Scholes value as provided for in the applicable warrant agreement. If the Company undergoes a change of control prior to the expiration date, the holder will have the right to require the Company to repurchase any remaining portion of the warrants not yet exercised at their Black-Scholes value as provided for in the applicable agreement. The warrants restrict transfers and other dispositions for 18 months from the Closing Date, subject to certain exceptions.
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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. In addition to customary events of default included in financing arrangements of this type, an event of default would also be triggered if there is an event of default at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default, where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs, which investments had fair values of $43.1 million and $66.5 million as of June 30, 2021 and December 31, 2020, respectively.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

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

Initial Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			June 30, 2021	December 31, 2020

			(dollars in thousands)
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	$17,211	$17,200
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,587	21,584
September 14, 2017	EURIBOR plus 2.21%	September 14, 2024	—	19,868
February 27, 2020	EURIBOR plus 0.80%	January 11, 2022	—	505
			$38,798	$59,157

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company has a €200.0 million master credit facility agreement (the “CLO Financing Facility”) to finance portions of the risk retention investments in certain CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of June 30, 2021, €65.6 million of the CLO Financing Facility remained available.
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
JUNE 30, 2021

The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to counterparties related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of June 30, 2021	$157,934	$—	$157,934	$157,934	$—
As of December 31, 2020	$122,638	$—	$122,638	$122,638	$—
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of June 30, 2021	$—	$—	$—	$157,934	$157,934
As of December 31, 2020	$—	$—	$—	$122,638	$122,638

9. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	June 30, 2021	December 31, 2020

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$52,562	$52,801
Computer hardware and software	53,615	50,085
Furniture, fixtures and equipment	8,429	8,411
Accumulated depreciation and amortization	(82,883)	(80,833)
Fixed assets, net	31,723	30,464
Goodwill	22,691	22,691
Prepaid expenses	16,156	19,229
Other	8,577	10,116
Total Other Assets, Net	$79,147	$82,500

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

10. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	June 30, 2021	December 31, 2020

	(dollars in thousands)
Accrued expenses	$10,939	$16,904
Uncertain tax positions	8,250	8,250
Unused trade commissions	2,171	3,494
Due to funds[1]	1,909	11,933
Other	6,285	10,864
Total Other Liabilities	$29,554	$51,445
_______________
(1) To the extent that a fee-paying fund is an investor in another fee-paying fund, the Company rebates a corresponding portion of the management fees charged in the investee fund. Due to funds amounts also reflect certain incentive income and management fee waivers.
11. REVENUES
The following table presents management fees and incentive income recognized as revenues for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$38,252	$55,129	$29,214	$34,540
Credit
Opportunistic credit funds	12,677	3,492	11,233	2,750
Institutional Credit Strategies	16,401	—	8,085	—
Real estate funds	9,280	923	11,851	948
Total	$76,610	$59,544	$60,383	$38,238
The following table presents management fees and incentive income recognized as revenues for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$74,600	$81,113	$61,587	$36,364
Credit
Opportunistic credit funds	25,924	12,259	20,796	7,420
Institutional Credit Strategies	31,504	—	23,351	—
Real estate funds	18,543	13,976	21,594	3,776
Other	—	—	8	—
Total	$150,571	$107,348	$127,336	$47,560

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

The following table presents the composition of the Company’s income and fees receivable as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

	(dollars in thousands)
Management fees	$24,213	$25,937
Incentive income	51,762	513,686
Income and Fees Receivable	$75,975	$539,623
The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.
The following table presents the Company’s unearned income and fees as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Management fees	$79	$78
Incentive income	67,125	61,802
Unearned Income and Fees	$67,204	$61,880
A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. A liability for unearned management fees is generally recognized when management fees are paid to the Company on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. In the six months ended June 30, 2021, and 2020, the Company recognized $9.8 million and $2.5 million, respectively, of the beginning balance of unearned incentive income for each respective year. The Company recognized all of the beginning balances of unearned management fees during the respective quarter.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
Income passed through to noncontrolling interests	-0.37%	4.76%	4.16%	-1.22%
Foreign income taxes	3.58%	-4.70%	-46.09%	-0.93%
RSU excess income tax benefit or expense	-0.69%	-0.45%	-10.49%	0.01%
State and local income taxes	2.85%	5.60%	-6.38%	3.80%
Nondeductible amortization of Partner Equity Units	2.27%	-3.00%	-24.59%	-2.70%
Nondeductible interest expense	—%	-0.50%	—%	-0.47%
Change in fair value of warrants	7.88%	—%	-144.77%	—%
Other, net	0.47%	-1.62%	2.54%	-0.68%
Effective Income Tax Rate	36.99%	21.09%	-204.62%	18.81%
The Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the Company had a liability for unrecognized tax benefits of $8.3 million. As of and for the six months ended June 30, 2021, the Company did not accrue interest or penalties related to uncertain tax positions. As of June 30, 2021, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits if recognized, would affect its tax expense by $4.8 million as of June 30, 2021.
13. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Occupancy and equipment	$7,311	$7,531	$15,343	$15,136
Information processing and communications	5,500	5,634	10,857	10,658
Recurring placement and related service fees	5,243	3,680	9,594	10,172
Professional services	3,261	5,196	7,689	14,945
Insurance	2,270	2,126	4,492	4,256
Business development	158	303	310	1,363
Other expenses	1,412	1,526	4,465	4,201
	25,155	25,996	52,750	60,731
Legal provisions	—	116,900	—	116,900
Foreign currency transaction gains	(133)	(281)	(352)	(310)
Total General, Administrative and Other	$25,022	$142,615	$52,398	$177,321

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

14. EARNINGS (LOSS) PER CLASS A SHARE
Basic earnings (loss) per Class A Share is computed by dividing the net income (loss) attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended June 30, 2021 and 2020, the Company included 167,904 and 557,070 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted earnings (loss) per Class A Share. For the six months ended June 30, 2021 and 2020, the Company included 199,893 and 561,603 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted earnings (loss) per Class A Share.
When calculating dilutive earnings (loss) per Class A Share, the Company applies the treasury stock method to outstanding warrants and unvested RSUs. At the Sculptor Operating Group Level, the Company applies the if-converted method to vested Group A Units and vested Group E Units. For unvested Group A Units and unvested Group E Units, the Company applies the treasury stock method first to determine the number of incremental units that would be issuable and then applies the if-converted method to those resulting incremental units. The Company did not include the Group P Units or unvested PSUs in the calculation of dilutive earnings (loss) per Class A Share, as the applicable market performance conditions had not yet been met as of the end of each reporting period presented below. Certain PSUs vested in the second quarter of 2021 at which time they were converted into Class A Shares. The effect of dilutive securities on net income (loss) attributable to Class A Shareholders is presented net of tax.
The following tables present the computation of basic and diluted earnings (loss) per Class A Share:

Three Months Ended June 30, 2021	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$21,814	25,025,974	$0.87
Effect of dilutive securities:
Group A Units	283	16,019,506		—
Group E Units	—	12,387,325		—
RSUs	—	1,758,888		—
Warrants	—	—		4,338,015
Diluted	$22,097	55,191,693	$0.40

Three Months Ended June 30, 2020	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(25,239)	22,590,084	$(1.12)
Effect of dilutive securities:
Group A Units	(42,982)	16,019,506		—
Group E Units	—	—		13,450,821
RSUs	—	—		4,278,779
Diluted	$(68,221)	38,609,590	$(1.77)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

Six Months Ended June 30, 2021	Net Income (Loss) Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings (Loss) Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$1,521	24,442,940	$0.06
Effect of dilutive securities:
Group A Units	(19,079)	16,019,506		—
Group E Units	—	12,230,728		—
RSUs	—	1,536,519		—
Warrants	—	—		4,338,015
Diluted	$(17,558)	54,229,693	$(0.32)

Six Months Ended June 30, 2020	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(53,506)	22,447,399	$(2.38)
Effect of dilutive securities:
Group A Units	(63,398)	16,017,071		—
Group E Units	—	—		13,450,821
RSUs	—	—		4,224,282
Diluted	$(116,904)	38,464,470	$(3.04)
15. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Certain Amounts Related to Tax Receivable Agreement Liability
Amounts due to related parties relate primarily to future payments owed to certain former executive managing directors under the tax receivable agreement, as discussed further in Note 16. The tax receivable agreement liability was $183.1 million as of June 30, 2021, and $88.3 million of the balance was due to related parties. The Company made payments totaling $7.2 million, and $18.2 million under the tax receivable agreement (inclusive of interest thereon) in the six months ended June 30, 2021 and 2020, respectively, of which $3.9 million and $10.0 million were paid to related parties. No payments were made in the three months ended June 30, 2021 and 2020, respectively.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

As of June 30, 2021 and 2020, respectively, approximately $927.9 million and $929.2 million of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of June 30, 2021 and 2020, approximately 54% and 48%, respectively, of these assets under management were not charged management fees or incentive income. The following table presents management fees and incentive income charged on investments held by the Company’s executive managing directors, employees and certain other related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$855	$833	$1,827	$1,899
Incentive income	$174	$94	$2,153	$431
Commitment to Purchase Interest in BharCap Sponsor LLC.
In March 2021, the Company committed to acquire a non-controlling membership interest of BharCap Sponsor LLC, an entity managed by a member of the Company’s board of directors, in the amount of $3.0 million and as of June 30, 2021, has funded $210 thousand of the commitment. In connection with the anticipated initial public offering of BharCap Acquisition Corp., a newly organized blank check company, BharCap Sponsor LLC purchased shares of BharCap Acquisition Corp.’s Class B common stock and has committed to purchase warrants in a private placement that will close simultaneously with the closing of the initial public offering of BharCap Acquisition Corp.
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
JUNE 30, 2021

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
The Company recorded its initial estimate of future payments under the tax receivable agreement as a decrease to additional paid-in capital and an increase in amounts tax receivable agreement liability in the consolidated financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings in the consolidated statements of operations.
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Sculptor Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of June 30, 2021, the estimated future payment under the tax receivable agreement was $183.1 million, which is recorded in tax receivable agreement liability on the consolidated balance sheets.
The table below presents management’s estimate as of June 30, 2021, of the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
July 1, 2021 to December 31, 2021	$20,036
2022	9,193
2023	28,065
2024	24,363
2025	28,205
2026	36,033
Thereafter	37,158
Total Payments	$183,053
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
JUNE 30, 2021

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
Investment Commitments
The Company has unfunded capital commitments of $59.8 million to certain funds it manages. Approximately $47.6 million of these commitments will be funded by contributions to the Company from certain employees and executive managing directors. The Company expects to fund these commitments over the approximately next seven years. In addition, certain current and former executive managing directors of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $33.4 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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
Additionally, the Company has agreements with certain of the funds it manages to reimburse certain expenses in excess of an agreed-upon cap. During the three and six months ended June 30, 2021 and 2020 these amounts were not material.
17. SUBSEQUENT EVENTS
Dividend
On August 4, 2021, the Company announced a cash dividend of $0.54 per Class A Share. The dividend is payable on August 24, 2021, to holders of record as of the close of business on August 17, 2021.

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
The COVID-19 pandemic impacted our results negatively in the first quarter of 2020, and those impacts mostly reversed in the subsequent quarters. In the quarters following the first quarter of 2020 through the second quarter of 2021, we generated strong returns and continued to grow our assets under management. However, due to the uncertainty over the timing and extent of any possible global economic recovery, we cannot readily estimate or determine the effects that the ongoing COVID-19 pandemic will ultimately have on our future business and financial results, as well as on our liquidity and capital resources. Please see the COVID-19 commentary included throughout this MD&A, including “—Liquidity and Capital Resources,” “Part I—Item 1A. Risk Factors” and Note 1 to our consolidated financial statements included in our Annual Report for additional information.
2020 Credit Agreement
On September 25, 2020, we entered into a new financing facility, the 2020 Credit Agreement, consisting of (i) a senior secured term loan facility in an initial aggregate principal amount of $320.0 million (the “2020 Term Loan”) and (ii) a senior secured revolving credit facility in an initial aggregate principal amount of $25.0 million (the “2020 Revolving Credit Facility”). Upon the closing of the 2020 Credit Agreement in the fourth quarter of 2020, we used the proceeds from the 2020 Term Loan to repay in full our existing 2018 Term Loan and Debt Securities, as well as to redeem the 2019 Preferred Units in full, which allowed us to capture $62.3 million of negotiated discounts available under the Debt Securities and the 2019 Preferred Units. In connection with the 2020 Credit Agreement, we issued warrants to purchase approximately 4.3 million Class A Shares and provided the counterparty a seat on our Board of Directors. Through June 30, 2021, we voluntarily prepaid an aggregate of $225.0 million of the 2020 Term Loan, leaving a balance of $95.0 million, which is due at maturity. As a result of the prepayments, we are no longer subject to the cash sweep or financial maintenance covenants other than the $20.0 billion minimum fee-paying assets under management covenant. The 2020 Revolving Credit Facility remains undrawn and available for working capital and general corporate purposes. Please see “—Liquidity and Capital Resources” for additional information.
Overview of Our Financial Results
We reported a GAAP net income of $21.8 million in the second quarter of 2021, compared to a net loss of $25.2 million for the second quarter of 2020, and GAAP net income of $1.5 million in the first half of 2021, compared to net loss of $53.5 million in the first half of 2020.
The increase in net income attributable to Class A Shareholders for the second quarter of 2021 was primarily due to legal provisions incurred in 2020, higher incentive income and management fees, lower compensation and benefits expenses, partially offset by higher income tax expense, lower gains on investments, change in the fair value of warrant liabilities, and losses on early retirement of debt.
The increase in net income attributable to Class A Shareholders for the first half of 2021 was primarily due to legal provisions incurred in 2020, higher revenues, and net gains on investments, partially offset by higher income tax expense, change in the fair value of warrant liabilities, losses on early retirement of debt, and higher bonus expense. Please see “—Results of Operations” for detailed discussion of the drivers of our results.
Economic Income was $75.1 million for the second quarter of 2021, compared to a loss of $84.2 million for the second quarter of 2020. This increase was primarily due to legal provisions incurred in 2020, and higher associated professional services expenses recorded in the second quarter of 2020. The improvement was also due to higher incentive income and management fees generated in the period and lower compensation and benefits expenses.
Economic Income was $116.0 million in the first half of 2021, compared to a loss of $81.9 million in the first half of 2020. This increase was primarily due to higher legal provisions incurred in 2020, higher incentive income and management fees and lower operating expenses, partially offset by higher bonus expense.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $37.8 billion as of June 30, 2021. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $25.3 billion, comprising 67% of our total assets under management as of June 30, 2021. This amount excludes assets under management that had initial commitment periods of three year or longer and subsequently moved to shorter commitment periods at the end of their initial commitment period.
Assets under management in our multi-strategy funds totaled $11.3 billion as of June 30, 2021, increasing $1.9 billion, or 20%, year-over-year. This change was primarily driven by performance-related appreciation of $1.9 billion.
Sculptor Master Fund generated a gross return of 8.2% and a net return of 5.9% year-to-date through June 30, 2021. The fund profited from positions within fundamental equities, corporate credit, structured credit and merger arbitrage, while proactive risk management provided downside protection during a period of pronounced factor volatility in equity markets. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the Sculptor Master Fund.
Assets under management in our dedicated credit products totaled $22.1 billion as of June 30, 2021, increasing $843.0 million, or 4%, year-over-year. Assets under management in our opportunistic credit funds totaled $6.5 billion as of June 30, 2021, increasing $587.3 million, or 10%, year-over-year. This was driven by $1.2 billion of performance-related appreciation, partially offset by $419.8 million of net outflows, and $192.7 million of distributions in our closed-end opportunistic credit funds.
Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 14.6% and a net return of 11.7% year-to-date through June 30, 2021. The fund continued to see contributions to performance from exposure added in the depths of the dislocation. Corporate credit led performance from additional positive developments across a variety of our largest process driven investments in both the U.S. and Europe. The portfolio benefited from the successful progression of a number of long-term restructurings where we had added to our exposure over the past year at and near pricing lows. Assets under management for the fund were $2.3 billion as of June 30, 2021.
Assets under management in Institutional Credit Strategies totaled $15.7 billion as of June 30, 2021, remaining relatively flat year-over-year. This was driven primarily by the launch of additional CLOs, partially offset by a wind down of a CLO, and changes in underlying collateral value and distributions.

Assets under management in our real estate funds totaled $4.4 billion as of June 30, 2021, decreasing $360.7 million, or 8%, year-over-year primarily due to $863.1 million of distributions and other reductions, primarily related to Sculptor Real Estate Fund III and Sculptor Real Estate Credit Fund I, as both of these funds’ respective investment periods has expired. This was partially offset by $485.9 million of net inflows due to the launch of several Sculptor Real Estate Fund IV co-investment vehicles. Since inception through June 30, 2021, the gross internal rate of return (“IRR”) was 28.2% and 18.6% net for Sculptor Real Estate Fund III (for which the investment period ended in September 2019). Since inception through June 30, 2021, the gross IRR was 18.0% and 12.0% net for Sculptor Real Estate Credit Fund I.
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
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of June 30, 2021, approximately 2% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 54% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Three Months Ended June 30, 2021
	March 31, 2021	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(1)	June 30, 2021

	(dollars in thousands)
Multi-strategy funds	$10,918,733	$119,155	$(36)	$267,940	$—	$11,305,792
Credit
Opportunistic credit funds	6,552,499	(307,334)	(5,361)	227,610	—	6,467,414
Institutional Credit Strategies	15,652,429	725,922	(727,594)	208	4,033	15,654,998
Real estate funds	4,250,757	239,280	(114,467)	275	—	4,375,845
Total	$37,374,418	$777,023	$(847,458)	$496,033	$4,033	$37,804,049

	Three Months Ended June 30, 2020
	March 31, 2020	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(1)	June 30, 2020

	(dollars in thousands)
Multi-strategy funds	$8,460,210	$(108,540)	$(12,373)	$1,062,462	$—	$9,401,759
Credit
Opportunistic credit funds	4,944,832	472,037	(15)	463,272	—	5,880,126
Institutional Credit Strategies	15,994,399	17,670	(618,876)	950	5,153	15,399,296
Real estate funds	3,989,821	775,229	(27,879)	(627)	—	4,736,544
Other	1,214	4	(448)	—	—	770
Total	$33,390,476	$1,156,400	$(659,591)	$1,526,057	$5,153	$35,418,495

	Six Months Ended June 30, 2021
	December 31, 2020	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(1)	June 30, 2021

	(dollars in thousands)
Multi-strategy funds	$10,504,024	$197,392	$(759)	$605,135	$—	$11,305,792
Credit
Opportunistic credit funds	6,287,777	(424,411)	(10,961)	615,009	—	6,467,414
Institutional Credit Strategies	15,697,827	1,035,394	(768,542)	417	(310,098)	15,654,998
Real estate funds	4,308,648	378,420	(312,823)	1,600	—	4,375,845
Total	$36,798,276	$1,186,795	$(1,093,085)	$1,222,161	$(310,098)	$37,804,049

	Six Months Ended June 30, 2020
	December 31, 2019	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(1)	June 30, 2020

	(dollars in thousands)
Multi-strategy funds	$9,332,118	$(318,214)	$(17,819)	$405,674	$—	$9,401,759
Credit
Opportunistic credit funds	6,025,306	192,762	(15)	(337,927)	—	5,880,126
Institutional Credit Strategies	15,710,319	406,722	(618,876)	(307)	(98,562)	15,399,296
Real estate funds	3,393,876	1,422,105	(69,269)	(10,168)	—	4,736,544
Other	8,311	20	(7,561)	—	—	770
Total	$34,469,930	$1,703,395	$(713,540)	$57,272	$(98,562)	$35,418,495
_______________
(1)Includes the effects of changes in the par value of the underlying collateral of the CLOs, foreign currency translation changes in the measurement of assets under management of our European CLOs and changes in the portfolio appraisal value for aircraft securitization vehicles.
In the six months ended June 30, 2021, our funds experienced performance-related appreciation of $1.2 billion, net inflows of $1.2 billion, and a decrease of $310.1 million primarily due to the effects of changes in par value of underlying collateral of the CLOs. The net inflows were comprised of (i) $2.2 billion of gross inflows, driven by $1.0 billion in Institutional Credit Strategies, primarily driven by the launch of additional CLOs, and $760.2 million in multi-strategy funds, primarily due to new assets into the Sculptor Master Fund; and (ii) $1.0 billion of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds. Distributions and other reductions of $1.1 billion were driven primarily by $768.5 million of distributions from Institutional Credit Strategies as a result of a wind down of a CLO, and $312.8 million of distributions from our real estate funds as a result of realizations in our real estate funds. In 2021, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from high net worth and family offices, sovereign wealth and corporates, and fund-of-funds, while pensions and fund-of-funds were the largest source of gross outflows.
As of August 1, 2021, estimated assets under management decreased to $37.6 billion, driven by $351.6 million of distributions and other reductions to investors in certain funds and paydowns in our CLOs, and a decrease of $50.5 million due to changes in the par value of the underlying collateral of the CLOs and changes in the portfolio appraisal value for aircraft securitization vehicles. These decreases were partially offset by $218.8 million of net inflows and $26.9 million of performance-related appreciation.

In the six months ended June 30, 2020, our funds experienced performance-related appreciation of $57.3 million and net inflows of $1.7 billion. The net inflows were comprised of (i) $2.6 billion of gross inflows, driven by $1.4 billion in real estate funds, primarily due to additional closes of Sculptor Real Estate Fund IV, $518.4 million in opportunistic credit funds, and $436.8 million in Institutional Credit Strategies, primarily driven by a launch of an aircraft securitization vehicle; and (ii) $875.9 million of gross outflows due to redemptions, primarily in our multi-strategy and open-ended credit funds. Additionally, our funds experienced distributions and other reductions of $713.5 million, driven by Institutional Credit Strategies, as there was a decrease in the number of aircraft serving as collateral in certain of our aircraft securitization vehicles for which we act as collateral manager. In 2020, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from private banks, pensions, and related parties, while pensions were the largest source of gross outflows.
Weighted-Average Assets Under Management and Average Management Fee Rates
The table below presents our weighted-average assets under management and average management fee rates. Weighted-average assets under management exclude the impact of second quarter investment performance for the periods presented, as these amounts generally do not impact management fees calculated for those periods. The average management fee rates presented below take into account the effect of non-fee paying assets under management. Please see the respective sections below for average management fee rates by fund type. Our average management fee may vary from period to period based on the mix of products that comprise our assets under management. The average management fee rates below consider management fees on Economic Income basis, for reconciliations of our non-GAAP measures to the respective GAAP measures, please see “—Economic Income Reconciliations” at the end of this MD&A.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Weighted-average assets under management	$36,679,801	$33,727,812	$36,690,274	$34,060,884
Average management fee rates	0.78%	0.67%	0.77%	0.69%
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
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 1.00% to 2.00% annually of assets under management. For the second quarter of 2021, our multi-strategy funds had an average management fee rate of 1.23%.
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

			Returns for the Six Months Ended June 30,				Annualized Returns Since Inception Through June 30, 2021
	Assets Under Management as of June 30,		2021		2020
	2021	2020	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Sculptor Master Fund(1)	$10,343,152	$8,629,632	8.2%	5.9%	8.2%	6.0%	16.8%	(2)	11.8%	(2)
Sculptor Enhanced Master Fund	952,657	733,013	4.9%	3.4%	6.4%	4.7%	15.1%		10.5%
Other funds	9,983	39,114	n/m	n/m	n/m	n/m	n/m		n/m
	$11,305,792	$9,401,759
_______________
n/m not meaningful
(1)The returns for the Sculptor Master Fund exclude Special Investments. Special Investments in the Sculptor Master Fund are held by investors representing a small percentage of assets under management in the fund. Inclusive of these Special Investments, the returns of the Sculptor Master Fund for six months ended June 30, 2021 were 8.3% gross and 6.1% net, for six months ended June 30, 2020 were 7.2% gross and 5.1% net, and annualized since inception through June 30, 2021 were 16.5% gross and 11.6% net.
(2)The annualized returns since inception are those of the Sculptor Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Sculptor Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of June 30, 2021, the annualized returns since the Sculptor Master Fund’s inception on January 1, 1998 were 13.7% gross and 9.3% net excluding Special Investments and 13.3% gross and 9.1% net inclusive of Special Investments.
The $1.9 billion, or 20%, year-over-year increase in assets under management in our multi-strategy funds was primarily due to performance-related appreciation of $1.9 billion. In 2021, the largest sources of gross inflows into our multi-strategy funds were from high net worth and family offices and sovereign wealth and corporates, while the largest sources of gross outflows were attributable to pensions and high net worth and family offices.
In the first half of 2021, the Sculptor Master Fund generated a gross return of 8.2% and a net return of 5.9%. The fund profited from positions within fundamental equities, corporate credit, structured credit and merger arbitrage, while proactive risk management provided downside protection during a period of pronounced factor volatility in equity markets.
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

Credit

	Assets Under Management as of June 30,
	2021	2020

	(dollars in thousands)
Opportunistic credit funds	$6,467,414	$5,880,126
Institutional Credit Strategies	15,654,998	15,399,295
	$22,122,412	$21,279,421
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.75% to 1.75% annually of the net asset value of these funds. For the second quarter of 2021, our opportunistic credit funds had an average management fee rate of 0.81%.
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

			Returns for the Six Months Ended June 30,				Annualized Returns Since Inception Through June 30, 2021
	Assets Under Management as of June 30,		2021		2020
	2021	2020	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Sculptor Credit Opportunities Master Fund(1)	$2,336,582	$1,686,984	14.6%	11.7%	-10.2%	-11.4%	14.2%	10.1%
Customized Credit Focused Platform	3,792,908	3,147,797	See below for return information on our Customized Credit Focused Platform.
Closed-end opportunistic credit funds	337,924	524,339	See below for return information on our closed-end opportunistic credit funds.
Other funds	—	521,006	n/m	n/m	n/m	n/m	n/m	n/m
	$6,467,414	$5,880,126
_______________
n/m not meaningful
(1)The returns for the Sculptor Credit Opportunities Master Fund exclude Special Investments. Special Investments in the Sculptor Credit Opportunities Master Fund are held by investors representing a small percentage of assets under management in the fund. Inclusive of these Special Investments, the returns of the Sculptor Credit Opportunities Master Fund for six months ended June 30, 2021 were 14.6% gross and 11.8% net, for six months ended June 30, 2020 were -10.7% gross and -11.8% net, and annualized since inception through June 30, 2021 were 13.8% gross and 9.9% net.

Assets under management in our opportunistic credit funds increased by $587.3 million, or 10%, year-over-year. This was driven by $1.2 billion of performance-related appreciation, partially offset by $419.8 million of net outflows, and $192.7 million of distributions in our closed-end opportunistic credit funds.
In the first half of 2021, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 14.6% and a net return of 11.7%. The fund continued to see contributions to performance from exposure added in the depths of the dislocation. Corporate credit led performance from additional positive developments across a variety of our largest process driven investments in both the U.S. and Europe. The portfolio benefited from the successful progression of a number of long-term restructurings where we had added to our exposure over the past year at and near pricing lows.
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

	Weighted Average Return for the Six Months Ended June 30,(2)				Inception to Date as of June 30, 2021
	2021		2020		IRR		Net Invested Capital Multiple(5)
Customized Credit Focused Platform	Gross	Net	Gross	Net	Gross(3)	Net(4)
Opportunistic Credit Performance(1)	14.1%	11.3%	-3.0%	-2.6%	16.1%	12.4%	2.5x
_______________
(1)Performance presented is for the opportunistic credit strategies in the Customized Credit Focused Platform. As of June 30, 2021, approximately 95% of the invested capital in the Customized Credit Focused Platform is invested in the Platform’s opportunistic credit strategies.
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

	Assets Under Management as of June 30,		Inception to Date as of June 30, 2021
	2021	2020	Total Commitments	Total Invested Capital(1)	Gross IRR(2)	Net IRR(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Sculptor European Credit Opportunities Fund (2012-2015)	$—	$—	$459,600	$305,487	15.7%	11.8%	1.5x
Sculptor Structured Products Domestic Fund II (2011-2014)	10,956	50,221	326,850	326,850	19.4%	15.3%	2.1x
Sculptor Structured Products Offshore Fund II (2011-2014)	9,967	54,606	304,531	304,531	16.8%	13.1%	1.9x
Sculptor Structured Products Offshore Fund I (2010-2013)	3,907	3,980	155,098	155,098	23.8%	19.1%	2.1x
Sculptor Structured Products Domestic Fund I (2010-2013)	4,242	3,532	99,986	99,986	22.6%	18.0%	2.0x
Other funds	308,852	412,000	309,000	174,003	n/m	n/m	n/m
	$337,924	$524,339	$1,655,065	$1,365,955
_______________
n/m not meaningful
(1)Represents funded capital commitments net of recallable distributions to investors.
(2)Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of June 30, 2021, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.
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
Assets under management for Institutional Credit Strategies are generally based on the par value of the collateral and cash held for CLOs and CBO, and adjusted portfolio values for our aircraft securitization vehicles. However, assets under management are reduced for any investments in these securitization vehicles held by our other funds to avoid double counting these assets. Management fees for Institutional Credit Strategies generally range from 0.25% to 0.50% annually of assets under management. For the second quarter of 2021, Institutional Credit Strategies had an average management fee rate of 0.45% gross of rebates on cross-investments from other funds we manage (0.35% net of such rebates). These average rates exclude the net impact of deferred subordinated management fees.
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

	Most Recent Launch or Refinancing Year		Assets Under Management as of June 30,
		Deal Size	2021	2020

		(dollars in thousands)
Collateralized loan obligations	2017	$2,269,082	$1,614,343	$1,643,991
	2018	6,920,173	6,341,603	6,548,711
	2019	2,029,516	1,344,246	1,944,083
	2020	1,868,287	1,713,880	1,432,127
	2021	3,518,581	3,316,111	2,282,049
		16,605,639	14,330,183	13,850,961

Aircraft securitization vehicles	2018	696,000	475,415	497,611
	2019	1,128,000	357,369	379,350
	2020	472,732	172,738	382,963
		2,296,732	1,005,522	1,259,924

Collateralized bond obligation	2019	349,550	273,986	274,632
Other funds	n/a	n/a	45,307	13,778
		$19,251,921	$15,654,998	$15,399,295
Assets under management in Institutional Credit Strategies totaled $15.7 billion as of June 30, 2021, increasing $255.7 million, or 2%, year-over-year. The year-over-year increase in assets under management in Institutional Credit Strategies was driven primarily by the launch of additional CLOs, partially offset by a wind down of a CLO, and changes in underlying collateral value and distributions. In addition, in 2021 we refinanced three of our 2017 CLOs, and two of our 2019 CLOs. As of June 30, 2021, our funds purchased additional equity in four of our CLOs, as a result we will be rebating associated management fees so that the funds will not bear two layers of fees with respect to such investments.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.
Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds, exclusive of co-investment vehicles, generally range from 0.50% to 1.50% annually of assets under management, however, management fees for Sculptor Real Estate Credit Fund I are based on invested capital both during and after the investment period. For the second quarter of 2021, our real estate funds, inclusive of co-investment vehicles, had an average management fee rate of 0.81%.
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

	Assets Under Management as of June 30,
	2021	2020

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund II (2011-2014)	26,148	61,602
Sculptor Real Estate Fund III (2014-2019)	327,771	517,037
Sculptor Real Estate Fund IV (2019-2023)	2,593,365	2,593,090
Sculptor Real Estate Credit Fund I (2015-2020)	345,914	730,785
Co-investment and other funds	1,082,647	834,030
	$4,375,845	$4,736,544

	Inception to Date as of June 30, 2021
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$408,081	$386,298	$847,612	25.5%	16.1%	2.2x	$386,298	$847,612	25.5%	2.2x
Sculptor Real Estate Fund II	839,508	762,588	1,580,935	32.8%	21.6%	2.1x	762,588	1,580,935	32.8%	2.1x
Sculptor Real Estate Fund III	1,500,000	1,069,720	1,847,217	28.2%	18.6%	1.7x	889,483	1,608,997	32.2%	1.8x
Sculptor Real Estate Fund IV(7)	2,596,024	382,017	508,365	n/m	n/m	n/m	88,240	145,199	n/m	n/m
Sculptor Real Estate Credit Fund I	736,225	578,412	696,437	18.0%	12.0%	1.2x	248,333	329,281	19.9%	1.3x
Co-investment and other funds	1,339,240	903,744	1,109,325	n/m	n/m	n/m	112,879	213,525	n/m	n/m
	$7,419,078	$4,082,779	$6,589,891				$2,487,821	$4,725,549

	Unrealized Investments as of June 30, 2021
	Invested Capital	Total Value	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$—	$—	—
Sculptor Real Estate Fund II	—	—	—
Sculptor Real Estate Fund III	180,237	238,220	1.3x
Sculptor Real Estate Fund IV(7)	293,777	363,166	n/m
Sculptor Real Estate Credit Fund I	330,079	367,156	1.1x
Co-investment and other funds	790,865	895,800	n/m
	$1,594,958	$1,864,341
_______________
n/m not meaningful
(1)An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.
(2)Invested capital represents total aggregate contributions made for investments by the fund.
(3)Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of June 30, 2021. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of June 30, 2021.
(4)Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of June 30, 2021, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.
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
Assets under management in our real estate funds decreased $360.7 million, or 8%, year-over-year due to $863.1 million of distributions and other reductions, primarily related to Sculptor Real Estate Fund III and Sculptor Real Estate Credit Fund I, as both of these funds’ respective investment periods has expired. This was partially offset by net inflows of $485.9 million, primarily due to the launch of several Sculptor Real Estate Fund IV co-investment vehicles. Our real estate funds continue to deploy capital and generate strong returns with an 18.6% annualized net return in Sculptor Real Estate Fund III.
Longer-Term Assets Under Management
As of June 30, 2021, approximately 67% of our assets under management were subject to initial commitment periods of three years or longer, this excludes assets under management that had initial commitment periods of three year or longer and subsequently moved to shorter commitment periods at the end of their initial commitment period. The table below presents the amount of these assets under management.

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Multi-strategy funds	$693,820	$463,681
Credit
Opportunistic credit funds	4,607,053	4,250,444
Institutional Credit Strategies	15,640,316	15,683,304
Real estate funds	4,375,844	4,308,648
	$25,317,033	$24,706,077
Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. These amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information.
The table below presents the changes in the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues during six months ended June 30, 2021:

	December 31, 2020	Recognized Incentive Income	Performance	June 30, 2021
	(dollars in thousands)
Multi-strategy funds	$14,932	$(3,844)	$8,897	$19,985
Credit
Opportunistic credit funds	14,925	(2,652)	81,843	94,116
Real estate funds	98,371	(13,976)	24,938	109,334
	$128,228	$(20,472)	$115,678	$223,435
Accrued unrecognized incentive income associated with longer-term assets increased by $95.2 million during the six months ended June 30, 2021. We generated an additional $115.7 million of accrued unrecognized incentive income due to our strong fund performance. We recognized $20.5 million of incentive income from our longer-term assets under management in the six months ended June 30, 2021.
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
Certain ABURI amounts presented above will generally have compensation expense (on an Economic Income Basis) that will reduce the amount ultimately realized on a net basis. Compensation expense relating to ABURI from our real estate funds is generally recognized at the same time the related incentive income revenue is recognized. Compensation expense relating to ABURI generated from our multi-strategy funds and opportunistic credit funds is generally recognized in the fourth quarter of the year the underlying fund performance is generated which may not occur at the same time that the related revenues are generated.
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
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, the impact of differing management fee rates charged on those inflows and redemptions, as well as the impact of the deferral of subordinated management fees from certain CLOs. See “—Weighted-

Average Assets Under Management and Average Management Fee Rates” for information on our average management fee rate and Note 12 to our consolidated financial statements in our Annual Report for additional information regarding management fees.
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

Results of Operations
Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Management fees	$76,610	$60,383	$150,571	$127,336
Incentive income	59,544	38,238	107,348	47,560
Other revenues	1,778	2,424	3,359	5,377
Income of consolidated funds	—	32	3	32
Total Revenues	$137,932	$101,077	$261,281	$180,305
Total revenues for the quarter-to-date period increased $36.9 million, primarily due to the following:
•A $16.2 million increase in management fees, primarily due to the following:
•Multi-strategy funds. A $9.0 million increase in multi-strategy funds due to higher average assets under management.
•Opportunistic credit funds. A $1.4 million increase in opportunistic credit funds due to higher average assets under management in the Sculptor Credit Opportunities Master Fund, as well as higher average fee-paying assets under management in certain of our open-ended credit funds. These increases were partially offset due to the liquidation of one of our open-ended credit funds in the fourth quarter of 2020.
•Institutional Credit Strategies. An $8.3 million increase in Institutional Credit Strategies primarily due to the recovery of $2.6 million of previously deferred subordinated management fees in the second quarter of 2021, compared to the deferral of $6.6 million of subordinated management fees in the second quarter of 2020.
•Real estate funds. A $2.6 million decrease in real estate funds due to: (i) lower management fees from Real Estate Fund IV as a result of new commitments that came into the fund during the second quarter of 2020 prior to the final closing, in which management fees were retroactively applied to the initial commitment period; and (ii) lower management fees from Real Estate Fund III and related co-investment vehicles due to lower average assets under management, driven by realizations.
See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $21.3 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $20.6 million increase in incentive income from our multi-strategy funds, which was driven by a $15.7 million increase from assets under management subject to a one-year measurement period, and a $4.7 million increase from longer-term assets under management.
•A $646 thousand decrease in other revenues driven by a decrease in interest income due to lower interest rates.
Total revenues for the year-to-date period increased $81.0 million, primarily due to the following:
•A $23.2 million increase in management fees, primarily due to the following:

•Multi-strategy funds. A $13.0 million increase in multi-strategy funds due to higher average assets under management.
•Opportunistic credit funds. A $5.1 million increase in opportunistic credit funds due to higher average assets under management in the Sculptor Credit Opportunities Master Fund, as well as higher average fee-paying assets under management in certain of our open-ended credit funds. These increases were partially offset due to the liquidation of one of our open-ended credit funds in the fourth quarter of 2020.
•Institutional Credit Strategies. An $8.2 million increase in Institutional Credit Strategies due to the recovery of $3.2 million of previously deferred subordinated management fees in the first half of 2021, compared to the deferral of $6.6 million of subordinated management fees in the prior year period.
•Real Estate Funds. A $3.1 million decrease in real estate funds due to (i) lower management fees from Real Estate Fund IV as a result of management fees in the prior year including amounts retroactively applied to the initial commitment period for new commitments that came into the fund in 2020 upon final closing in the second quarter of 2020; and (ii) lower management fees from Real Estate Fund III and related co-investment vehicles due to lower average assets under management, driven by realizations.
See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $59.8 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $44.7 million increase in incentive income from our multi-strategy funds, which was driven by strong fund performance, resulting in the following increases: (i) a $27.6 million increase from assets under management subject to a one-year measurement period; (ii) a $9.7 million increase in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management; (iii) a $6.0 million increase from longer-term assets under management; and (iv) a $1.4 million increase related to fund investor redemptions.
•Opportunistic credit funds. A $4.8 million increase in incentive income from our opportunistic credit funds, primarily driven by: (i) a $7.6 million increase from assets under management subject to a one-year measurement period; and (ii) a $1.9 million increase related to fund investor redemptions. These increases were partially offset by a $5.1 million decrease in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management.
•Real estate funds. A $10.2 million increase in incentive income from our real estate funds, due to a $7.0 million increase in realizations, primarily from Sculptor Real Estate Fund II, and a $3.2 million increase in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management.
•A $2.0 million decrease in other revenues driven by a decrease in interest income due to lower interest rates.

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Compensation and benefits	$59,447	$65,290	$148,681	$132,709
Interest expense	4,135	4,674	9,003	10,456
General, administrative and other	25,022	142,615	52,398	177,321
Expenses of consolidated funds	—	19	2	19
Total Expenses	$88,604	$212,598	$210,084	$320,505
Total expenses for the quarter-to-date period decreased $124.0 million, primarily due to the following:
•A $117.6 million decrease in general, administrative and other expense primarily driven by a $116.9 million legal provision accrual in the prior year, as well as a $1.9 million decrease in professional services expenses, primarily due to costs incurred in the prior year related to legal provisions.
•A $5.8 million decrease in compensation and benefits expenses primarily driven by a $5.6 million decrease in equity-based compensation due to: (i) a $2.9 million decrease in amounts related to Group E Units, as the remaining units are being amortized on an accelerated basis (i.e., each tranche is being amortized over its respective service period), resulting in decreasing expenses in each subsequent vesting year on these awards; (ii) a $1.7 million decrease in amounts related to Group P Units as a result of the related service period ending during 2020; and (iii) a $718 thousand decrease in amounts related to PSUs, as a result of the departure of a former executive. In addition, salaries and benefits decreased by $2.8 million, as our worldwide headcount decreased to 333 as of June 30, 2021, from 367 as of June 30, 2020. Further, driving the decrease in salaries and benefits was the capitalization of $679 thousand of certain internal software implementation costs, as we continue to invest in technology to enhance future operational efficiencies. These decreases were partially offset by a $2.6 million increase in bonus expense due to higher real estate incentive income profit sharing expense driven by realizations from Sculptor Real Estate Fund II and higher deferred cash compensation grants, partially offset by lower guaranteed and discretionary bonus accruals.
•A $539 thousand decrease in interest expense primarily due to lower average outstanding debt balance.
Total expenses for the year-to-date period decreased $110.4 million, primarily due to the following:
•A $124.9 million decrease in general, administrative and other expenses primarily driven by: (i) a $116.9 million legal provision accrual in the prior year; (ii) a $7.3 million decrease in professional services expenses, primarily due to costs incurred in the prior year related to legal provisions; and (iii) reductions across various other operating expense categories, driven by travel restrictions and employees working from home.
•A $1.5 million decrease in interest expense, primarily due to lower average outstanding debt balance.
•An offsetting $16.0 million increase in compensation and benefits expenses primarily driven by a $21.1 increase in bonus expense due to: (i) separation-related compensation for departing executives; (ii) higher real estate incentive income profit sharing expense driven by realizations from Sculptor Real Estate Fund II; and (iii) an increase in deferred cash compensation grants. These increases were partially offset by lower guaranteed bonus accruals. In addition, equity-based compensation expense increased by $549 thousand primarily due to a $14.1 million increase in RSUs amortization primarily as a result of acceleration of the compensation cost as a result of separation-related compensation for departing executives. This increase was partially offset by (x) an $8.8 million decrease in amounts related Group E Units, as the remaining units are being amortized on an accelerated basis (i.e., each tranche is being amortized over its respective service period), resulting in decreasing expenses in each subsequent vesting year on these awards, and (y) a $4.4 million decrease in amounts related to Group P Units as a result of the related service period ending during 2020. These increases were partially offset by a $5.6 million decrease in salaries and benefits, as our worldwide headcount decreased to 333 as of June 30, 2021, from 367 as of June 30, 2020. Further, driving the decrease in salaries and benefits was the capitalization of $1.6 million of certain internal software implementation costs, as we continue to invest in technology to enhance future operational efficiencies.
Other (Loss) Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Changes in fair value of warrant liabilities	$(13,231)	$—	$(38,175)	$—
Changes in tax receivable agreement liability	(559)	—	21	278
Net losses on retirement of debt	(6,525)	(170)	(30,198)	(693)
Net gains (losses) on investments	6,255	29,178	11,617	(4,891)
Total Other (Loss) Income	$(14,060)	$29,008	$(56,735)	$(5,306)

Total other (loss) income decreased by $43.1 million for the quarter-to-date period, and other loss increased by $51.4 million for the year-to-date period, which resulted from the following:
•Changes in fair value of warrant liabilities. The amounts in 2021 for both the quarter-to-date and year-to-date periods are the result of an increase in the fair value of warrants to purchase our Class A Shares that were issued in connection with the 2020 Credit Agreement. The change was primarily due to the increase in our Class A Share price, an adjustment to the exercise price due to dividend, and the change in risk-free rate from the issuance date of the warrants to June 30, 2021.
•Changes in tax receivable agreement. The amounts in 2021 and 2020 are both a result of changes in projected future tax rates impacting the anticipated liability under the tax receivable agreement.
•Net losses on retirement of debt. The quarter-to-date amount in 2021 was primarily related to the $50.0 million prepayment of amounts outstanding under the 2020 Term Loan and a $19.9 million repayment of a CLO Investment Loan, while the quarter-to-date amount in 2020 relates to the $9.5 million repayment of amounts outstanding under the 2018 Term Loan. The year-to-date amount in 2021 was primarily related to the $224.4 million prepayment of amounts outstanding under the 2020 Term Loan and a $19.9 million repayment of a CLO Investment Loan, while the amount in 2020 was primarily related to the $36.5 million repayment of amounts outstanding under the 2018 Term Loan. These amounts were comprised of unamortized discounts and deferred financing costs that were proportionately written-off in connection with these repayments.
•Net gains (losses) on investments. These amounts in 2021 were primarily driven by increases in the value of our investments in our funds, including the value of our risk retention investments in certain of our CLOs. The quarter-to date amount in 2020 represents net gains on investments due to recoveries in the second quarter of 2020 from the market decline in March 2020, while the year-to-date amount in 2020 was driven primarily by net losses on investments in the first quarter of 2020. Net gains on investments normalized in the 2021 quarter-to-date and year-to-date periods.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Income taxes	$13,047	$(17,400)	$11,332	$(27,368)
Income tax expense for the quarter-to-date period increased by $30.4 million, and increased by $38.7 million for the year-to-date period. Income tax expense was higher primarily due to increased profitability and the change in fair value of warrant liabilities that is non-deductible for tax purposes.
Net Income (Loss) Attributable to Noncontrolling Interests
The following table presents the components of the net income (loss) attributable to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Group A Units	$(610)	$(42,130)	$(19,863)	$(67,467)
Other	1,017	270	1,472	(478)
Total	$407	$(41,860)	$(18,391)	$(67,945)
Net income (loss) allocated to noncontrolling interests increased by $42.3 million for the quarter-to-date period, and decreased by $49.6 million for the year-to-date period. During the Distribution Holiday, net income earned by any Sculptor Operating Partnership is allocated 100% to Sculptor Capital Management, Inc., while losses are allocated on a pro rata basis among the Group A Units (noncontrolling interests) and Sculptor Capital Management, Inc. as described in Note 3.
For first half of 2021, Sculptor Capital LP, which earns most of our management fees and incurs most of our operating expenses, generated a lower loss than in the prior year period, as management fees were higher and operating expenses were lower in 2021 compared to 2020 for both the quarter-to-date and year-to-date periods. For the quarter-to-date period, Sculptor Capital LP, reflected a reversal of a loss from the prior quarter, as compared to a higher loss allocated to the Group A Units in the prior year period. Sculptor Capital Advisors II LP, along with Sculptor Capital Advisors LP, earns most of our incentive income. For both the second quarter and first half of 2021, Sculptor Capital Advisors LP generated losses that were allocated on a pro rata basis among the Group A Units (noncontrolling interests) and Sculptor Capital Management, Inc. For both the second quarter and first half of 2021, Sculptor Capital Advisors II LP generated net income, and therefore we allocated 100% of its income to Sculptor Capital Management, Inc.
Net Income (Loss) Attributable to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders	$21,814	$(25,239)	$1,521	$(53,506)
Net income (loss) attributable to Class A Shareholders increased by $47.1 million for the quarter-to-date period, primarily due to legal provisions incurred in 2020, higher incentive income and management fees, lower compensation and benefits expenses, partially offset by higher income tax expense, lower gains on investments, change in the fair value of warrant liabilities, and losses on early retirement of debt.
Net income (loss) attributable to Class A Shareholders increased by $55.0 million for the year-to-date period. The year-over-year increase was primarily due to legal provisions incurred in 2020, higher revenues, and net gains on investments, partially offset by higher income tax expense, change in the fair value of warrant liabilities, losses on early retirement of debt, and higher bonus expense.

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

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020
Economic Income Revenues (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Economic Income Basis
Management fees	$70,903	$56,432	$139,973	$116,294
Incentive income	59,545	38,251	107,349	47,573
Other revenues	1,778	2,424	3,359	5,377
Total Economic Income Revenues	$132,226	$97,107	$250,681	$169,244
Economic Income revenues for the quarter-to-date period increased $35.1 million, primarily due to the following:
•A $14.5 million increase in management fees, driven primarily by the following:
•Multi-strategy funds. A $7.5 million increase due to higher average assets under management.
•Opportunistic credit funds. A $1.4 million increase due to higher average assets under management in the Sculptor Credit Opportunities Master Fund, as well as higher average fee-paying assets under management in certain of our open-ended credit funds. These increases were partially offset due to the liquidation of one of our open-ended credit funds in the fourth quarter of 2020.
•Institutional Credit Strategies. An $8.1 million increase due the recovery of $2.6 million of previously deferred subordinated management fees in the second quarter of 2021, compared to the deferral of $6.6 million of subordinated management fees in the second quarter of 2020.
•Real estate funds. A $2.6 million decrease, primarily due to: (i) lower management fees from Real Estate Fund IV as a result of new commitments that came into the fund during the second quarter of 2020 prior to the final closing, in which management fees were retroactively applied to the initial commitment period; and (ii) lower management fees from Real Estate Fund III and related co-investment vehicles due to lower average assets under management, driven by realizations.
See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $21.3 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $20.6 million increase in incentive income from our multi-strategy funds, which was driven by a $15.7 million increase from assets under management subject to a one-year measurement period, and a $4.7 million increase from longer-term assets under management.
•A $646 thousand decrease in other revenues driven by a decrease in interest income due to lower interest rates.
Economic Income revenues for the year-to-date period increased $81.4 million, primarily due to the following:
•A $23.7 million increase in management fees, driven primarily by the following:
•Multi-strategy funds. An $11.1 million increase due to higher average assets under management.

•Opportunistic credit funds. A $5.1 million increase due to higher average assets under management in the Sculptor Credit Opportunities Master Fund, as well as higher average fee-paying assets under management in certain of our open-ended credit funds. These increases were partially offset due to the liquidation of one of our open-ended credit funds in the fourth quarter of 2020.
•Institutional Credit Strategies. An $8.0 million increase due to the recovery of $3.2 million of previously deferred subordinated management fees in the first half of 2021, compared to the deferral of $6.6 million of subordinated management fees in the prior year period.
•A $59.8 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $44.7 million increase in incentive income from our multi-strategy funds, which was driven by strong fund performance, resulting in the following increases: (i) a $27.6 million increase from assets under management subject to a one-year measurement period; (ii) a $9.7 million increase in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management; (iii) a $6.0 million increase from longer-term assets under management; and (iv) a $1.4 million increase related to fund investor redemptions.
•Opportunistic credit funds. A $4.8 million increase in incentive income from our opportunistic credit funds, primarily driven by: (i) a $7.6 million increase from assets under management subject to a one-year measurement period; and (ii) a $1.9 million increase related to fund investor redemptions. These increases were partially offset by a $5.1 million decrease in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management.
•Real estate funds. A $10.2 million increase in incentive income from our real estate funds, due to a $7.0 million increase in realizations, primarily from Sculptor Real Estate Fund II, and a $3.2 million increase in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management.
•A $2.0 million decrease in other revenues driven by a decrease in interest income due to lower interest rates.
Economic Income Expenses (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$35,788	$40,780	$88,323	$81,040
Interest expense	3,784	3,888	8,218	7,805
General, administrative and other expenses	17,542	136,665	38,093	162,342
Total Economic Income Expenses	$57,114	$181,333	$134,634	$251,187
Economic Income expenses for the quarter-to-date period decreased $124.2 million, primarily due to the following:
•A $119.1 million decrease in general, administrative and other expenses primarily driven by a $116.9 million legal provision accrual in the prior year, as well as a $1.9 million decrease in professional services expenses, primarily due to costs incurred in the prior year related to legal provisions.
•A $5.0 million decrease in compensation and benefits expenses, driven by a $2.1 million decrease in bonus expense, primarily due to lower guaranteed and discretionary bonus accruals, and a $2.8 million decrease in salaries and benefits, as our worldwide headcount decreased to 333 as of June 30, 2021, from 367 as of June 30, 2020. Further, driving the decrease in salaries and benefits was the capitalization of $679 thousand of certain internal software implementation costs, as we continue to invest in technology to enhance future operational efficiencies.

•Interest expense remained relatively flat period-over-period.
Economic Income expenses for the year-to-date period decreased $116.6 million, primarily due to the following:
•A $124.2 million decrease in general, administrative and other expenses primarily driven by (i) a $116.9 million legal provision accrual in the prior year; (ii) a $7.3 million decrease in professional services expenses, primarily due to costs incurred in the prior year related to legal provisions; and (iii) reductions across various other operating expense categories, driven by travel restrictions and employees working from home.
•A $7.3 million increase in compensation and benefits expenses, driven by a $12.9 million increase in bonus expense, primarily due to: (i) separation-related compensation for departing executives; (ii) higher real estate incentive income profit sharing expense driven by realizations from Sculptor Real Estate Fund II; and (iii) an increase in deferred cash compensation grants. These increases were partially offset by lower guaranteed bonus accruals. This was partially offset by a $5.6 million decrease in salaries and benefits, as our worldwide headcount decreased to 333 as of June 30, 2021, from 367 as of June 30, 2020. Further, driving the decrease in salaries and benefits was the capitalization of $1.6 million of certain internal software implementation costs, as we continue to invest in technology to enhance future operational efficiencies.
•A $413 thousand increase in interest expense primarily due to interest accruals on the 2020 Term Loan, partially offset by interest no longer accruing on the 2018 Term Loan or Deb Securities, as these were repaid in full in the fourth quarter of 2020 in connection with the closing of the 2020 Term Loan.
Economic Income (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Economic Income	$75,112	$(84,225)	$116,047	$(81,942)

Economic Income was $75.1 million in the second quarter of 2021, compared to a loss of $84.2 million in the second quarter of 2020. This increase was primarily due to legal provisions incurred in 2020, and higher associated professional services expenses recorded in the second quarter of 2020. The improvement was also due to higher incentive income and management fees generated in the period and lower compensation and benefits expenses.
Economic Income was $116.0 million in the first half of 2021, compared to a loss of $81.9 million in the first half of 2020. This increase was primarily due to higher legal provisions incurred in 2020, higher incentive income and management fees and lower operating expenses, partially offset by higher bonus expense.
Liquidity and Capital Resources
Overview
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned from our funds.
We ended the quarter with $153.8 million of unrestricted cash and cash equivalents, $137.0 million of longer-term U.S. government obligations (Treasury bills) and $76.0 million of management fees and incentive income receivable (substantially all of which was collected shortly after quarter-end). We also have access to an additional $25.0 million through our undrawn 2020 Revolving Credit Facility.

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
•Repurchase Class A Shares or Sculptor Operating Group Units.
•Pursue new investment opportunities.
•Develop new distribution channels.
•Pay dividends.
Recent Developments
In the six months ended June 30, 2021, we repaid $224.4 million of the 2020 Term Loan, leaving a balance of $95.0 million.
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
Historically, we have determined the amount of discretionary cash bonuses during the fourth quarter of each year, based on our total annual revenues and fund performance. We have historically funded these amounts through fourth quarter management fees and incentive income crystallized on December 31, which represents the majority of the incentive income we typically earn each year. To the extent our funds generate incentive income in the fourth quarter, we may elect to increase the amount of cash bonuses paid to employees over the amount already accrued throughout the year, with any incremental amounts recognized as expense in the fourth quarter. Although we cannot predict the amount, if any, of incentive income we may earn, we are able to regularly monitor expected management fees and we believe that we will be able to adjust our expense infrastructure, including discretionary cash bonuses, as needed to meet the requirements of our business and in order to maintain positive operating cash flows. Nevertheless, if we generate insufficient cash flows from operations to meet our short-term liquidity needs, we may have to borrow funds or sell assets, subject to existing contractual arrangements.
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
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”). As of June 30, 2021, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Sculptor Operating Group assets, we expected to pay our executive managing directors and the Ziffs approximately $183.1 million. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. See Note 16 to our consolidated financial statements for additional details.
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
Depending upon the outcome of these factors, payments that we may be obligated to make to our current and former executive managing directors and the Ziffs under the tax receivable agreement in respect of exchanges could be substantial. In light of the numerous factors affecting our obligation to make payments under the tax receivable agreement, the timing and amounts of any such actual payments are not reasonably ascertainable.
Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2021 and 2020. We did not declare a dividend in respect of the first three quarters of 2020 in respect of earnings for the first three quarters. Dividends are generally declared and paid in the quarter following the quarter to which they relate. For example, the dividend paid on August 24, 2021, was in respect of earnings for the second quarter of 2021. We paid no related cash distributions to our executive managing directors on their Sculptor Operating Group Units in the respective periods as a result of the Distribution Holiday.

	Class A Shares
Payment Date	Record Date	Dividend per Share
May 25, 2021	May 18, 2021	$0.30
March 4, 2021	February 25, 2021	$2.35
March 3, 2020	February 25, 2020	$0.53
On August 4, 2021, we announced a cash dividend of $0.54 per Class A Share. The dividend is payable on August 24, 2021, to holders of record as of the close of business on August 17, 2021.
In connection with the Recapitalization, we and our executive managing directors agreed to a “Distribution Holiday” on the Group A Units, Group E Units, Group P Units and certain RSUs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income is realized and (y) April 1, 2026. During the Distribution Holiday, dividends may continue to be paid on our Class A Shares. As of June 30, 2021, we have generated a total of $473.5 million of Distribution Holiday Economic Income, compared to the target of $600.0 million.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the six months ended June 30, 2021 and 2020 was $351.6 million and $0.7 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments in CLO’s, less cash used for operating expenses, including interest paid on our debt obligations.
Net cash flows from operating activities for the six months ended June 30, 2021 increased from the prior year period due to higher year-end incentive income earned in 2020 than in 2019, a large portion of the 2020 incentive was collected in the beginning of 2021, as compared to year-end incentive income earned in 2019, a large portion of which was collected in the beginning of 2020. Additionally, in the current year period as compared to the prior year period, we collected more incentive income from our real estate funds. These increases in operating cash flows were partially offset by higher discretionary bonuses in 2020, which were paid in the first quarter of 2021, as compared to discretionary bonuses in 2019, which were paid in the first quarter of 2020.
Investing Activities. Net cash from investing activities for the six months ended June 30, 2021 and 2020 was $(110.3) million, and $(67.7) million, respectively. Investing cash outflows in 2021 and 2020 primarily related to purchases of U.S. government obligations and investments made in our funds, partially offset by maturities and sales of U.S. government obligations.
Financing Activities. Net cash from financing activities for the six months ended June 30, 2021 and 2020 was $(272.3) million, and $(46.2) million, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and proceeds from repurchase agreements used to finance risk retention investments in our CLOs. Distributions to our executive managing directors on their Group A Units (prior to the Distribution Holiday), are also included in net cash from financing activities.
In the six months ended June 30, 2021, we repaid $224.4 million of the 2020 Term Loan and a $19.9 million CLO Investment Loan. In the six months ended June 30, 2020, we repaid $36.5 million of the 2018 Term Loan. Additionally, in the six months ended June 30, 2021, we entered into $41.4 million of repurchase agreements to finance or refinance risk retention investments in our European CLOs.
We paid dividends of $63.4 million to our Class A Shareholders in the six months ended June 30, 2021, compared to dividends of $11.6 million to our Class A Shareholders in the six months ended June 30, 2020. No distributions were made to our executive managing directors in the six months ended June 30, 2021 or June 30, 2020, as a result of the Distribution Holiday.

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
As of June 30, 2021, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 38% within Level I; approximately 45% within Level II; and approximately 17% within Level III. As of December 31, 2020, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 35% within Level I; approximately 48% within Level II; and approximately 17% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
The Valuation Committee has assigned the responsibility of performing price verification and related quality controls in accordance with the valuation policy to the Valuation Controls Group. The Valuation Controls Group’s other responsibilities include the following: overseeing the collection and evaluation of counterparty prices, broker-dealer quotations, exchange prices and pricing information provided by independent pricing services. Additionally, the Valuation Controls Group is responsible for performing back testing by comparing prices observed in executed transactions to valuations and valuations provided by independent pricing service providers on a monthly basis; performing stale pricing analysis on a monthly basis; performing due diligence reviews on independent pricing services on an annual basis; and recommending changes in valuation policies to the Valuation Committee. The Valuation Controls Group also verifies that indicative broker quotations used to value certain investments are representative of fair value through procedures such as comparison to independent pricing services, back testing procedures, review of stale pricing reports and performance of other due diligence procedures as may be deemed necessary.
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
Sculptor Corp generated taxable income of $52.7 million for the six months ended June 30, 2021, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $887.3 million over the remaining three-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available for expiring losses, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize the deferred income tax assets.
To generate $887.3 million in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $37.5 billion as of July 1, 2021, we would need to generate a minimum compound annual growth rate in assets under management of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimates, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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

As of June 30, 2021, we had $243.1 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $155.3 million of net operating losses available to be carried forward without expiration. Additionally, $174.7 million of net operating losses are available to offset future taxable income for state income tax purposes and $170.9 million for local income tax purposes that will expire between 2035 and 2041.
Based on the analysis set forth above, as of June 30, 2021, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $9.8 million has been established for these items.
Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
No changes to GAAP that went into effect during the six months ended June 30, 2021, are expected to substantively impact our future trends.
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

Economic Income Reconciliations
The tables below present the reconciliations of total Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A:

	Three Months Ended June 30,
	2021	2020

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$21,814	$(25,239)
Change in redemption value of Preferred Units	—	1,986
Net Income (Loss) Allocated to Sculptor Capital Management, Inc.—GAAP	21,814	(23,253)
Net loss allocated to Group A Units	(610)	(42,130)
Equity-based compensation, net of RSUs settled in cash	12,022	17,641
Adjustment to recognize deferred cash compensation in the period of grant	5,742	5,934
2020 Term Loan and Debt Securities non-cash discount accretion	351	786
Income taxes	13,047	(17,400)
Changes in fair value of warrant liabilities	13,231	—
Net losses on retirement of debt	6,525	170
Net gains on investments	(6,255)	(29,178)
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	5,895	935
Changes in tax receivable agreement liability	559	—
Depreciation, amortization and net gains and losses on fixed assets	1,574	2,135
Other adjustments	1,217	135
Economic Income—Non-GAAP	$75,112	$(84,225)

	Six Months Ended June 30,
	2021	2020

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$1,521	$(53,506)
Change in redemption value of Preferred Units	—	3,313
Net Income (Loss) Allocated to Sculptor Capital Management, Inc.—GAAP	1,521	(50,193)
Net loss allocated to Group A Units	(19,863)	(67,467)
Equity-based compensation, net of RSUs settled in cash	42,224	42,039
Adjustment to recognize deferred cash compensation in the period of grant	14,737	8,113
2020 Term Loan and Debt Securities non-cash discount accretion	785	2,651
Income taxes	11,332	(27,368)
Changes in fair value of warrant liabilities	38,175	—
Net losses on retirement of debt	30,198	693
Net (gains) losses on investments	(11,617)	4,891
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	3,397	1,517
Changes in tax receivable agreement liability	(21)	(278)
Depreciation, amortization and net gains and losses on fixed assets	3,309	3,937
Other adjustments	1,870	(477)
Economic Income—Non-GAAP	$116,047	$(81,942)

Economic Income Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Management fees—GAAP	$76,610	$60,383	$150,571	$127,336
Adjustment to management fees(1)	(5,707)	(3,951)	(10,598)	(11,042)
Management Fees—Economic Income Basis—Non-GAAP	70,903	56,432	139,973	116,294

Incentive income—Economic Income Basis—GAAP	59,544	38,238	107,348	47,560
Adjustment to incentive income(2)	1	13	1	13
Incentive Income—Economic Income Basis—GAAP and Non-GAAP	59,545	38,251	107,349	47,573

Other Revenues—Economic Income Basis—GAAP and Non-GAAP	1,778	2,424	3,359	5,377
Total Revenues—Economic Income Basis—Non-GAAP	$132,226	$97,107	$250,681	$169,244
_______________
(1)Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.
(2)Adjustment to exclude the impact of eliminations related to the consolidated funds.

Economic Income Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)

Compensation and benefits—GAAP	$59,447	$65,290	$148,681	$132,709
Adjustment to compensation and benefits(1)	(23,659)	(24,510)	(60,358)	(51,669)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$35,788	$40,780	$88,323	$81,040

Interest expense—GAAP	$4,135	$4,674	$9,003	$10,456
Adjustment to interest expense(2)	(351)	(786)	(785)	(2,651)
Interest Expense—Economic Income Basis—Non-GAAP	$3,784	$3,888	$8,218	$7,805

General, administrative and other expenses—GAAP	$25,022	$142,615	$52,398	$177,321
Adjustment to general, administrative and other expenses(3)	(7,480)	(5,950)	(14,305)	(14,979)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$17,542	$136,665	$38,093	$162,342
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
Distribution Holiday Economic Income Reconciliation
The table below presents the reconciliation of Distribution Holiday Economic Income to net income (loss) attributable to Class A Shareholders from October 1, 2018, to June 30, 2021.

From October 1, 2018 to June 30, 2021
(dollars in thousands)
Net income attributable to Class A shareholders	$222,640
Change in redemption value of Preferred Units	(37,412)
Net Income Allocated to Sculptor Capital Management, Inc.	185,228
Net loss allocated to Group A Units	(70,412)
Equity-based compensation, net of RSUs settled in cash	261,169
Adjustment to recognize deferred cash compensation in the period of grant	(20,285)
2020 Term Loan and Debt Securities non-cash discount accretion	19,507
Income taxes	133,588
Changes in fair value of warrant liabilities	45,723
Net losses on retirement of debt	41,584
Net gains on investments	(24,278)
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(3,399)
Changes in tax receivable agreement liability	(4,461)
Depreciation, amortization and net gains and losses on fixed assets	21,481
Other adjustments	3,255
Less: Dividends paid on 2019 Preferred Units	(6,952)
Less: Dividends to Class A Shareholders declared with respect to such periods	(108,287)
Distribution Holiday Economic Income—Non-GAAP	$473,461

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
The amount of our assets under management in our multi-strategy and opportunistic credit funds is generally based on net asset value (plus unfunded commitments in certain cases). A 10% change in the fair value of the net assets held by our funds as of June 30, 2021 and December 31, 2020, would have resulted in a change of approximately $1.7 billion and $1.6 billion, respectively, in assets under management. Assets under management for our real estate funds and securitization vehicles are not based on net asset value.
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
A hypothetical 10% decline in the fair value of the net assets held by our funds would have resulted in a reduction of management fees by approximately $10.0 million in the six months ended June 30, 2021 and $8.2 million in six months ended June 30, 2020.
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
Exchange Rate Risk
Changes in currency rates will impact the carrying value of financial instruments denominated in currencies other than the U.S. dollar. We hold certain cash and risk retention investments in the European CLOs as well as related financing (CLO Investments Loans and repurchase agreements) denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. Additionally, a portion of our operating expenses and management fees are denominated in non-U.S. dollar currencies. We manage our exposure to exchange rate risks through our regular operating activities, wherein we may align foreign currency payments and receipts, and when appropriate, through the use of derivative financial instruments to economically hedge certain foreign currency exposure, although the impact of these were not material in six months ended June 30, 2021 and 2020.
We estimate that as of June 30, 2021 and 2020, a hypothetical 10% weakening or strengthening of the U.S. dollar against all foreign currency rates would not have a material direct impact on our revenues, net income attributable to Class A Shareholders or Economic Income. The impact on cash flows from financial instruments would be insignificant.
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movement in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The funds may seek to hedge resulting currency exposure through borrowings in foreign currencies or through the use of derivative financial instruments.
Interest Rate Risk
Borrowings under the 2020 Term Loan and our investments in CLOs accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. We estimate that as of June 30, 2021 and 2020, a hypothetical one percentage increase or decrease in variable interest rates would not have a material direct impact on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the second quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

10.1*	Letter Agreement amending Credit and Guarantee Agreement, dated June 21, 2021.

10.2*+	The 2021 Sculptor Deferred Cash Interest Plan for Employees and Directors.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the three months ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith

**	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2021

SCULPTOR CAPITAL MANAGEMENT, INC.

By:	/s/ Dava Ritchea
Dava Ritchea
Chief Financial Officer and Executive Managing Director