Form 10-Q
period 2021-09-30
Sculptor Capital Management, Inc.
filed 2021-11-05
CIK 1403256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2021, there were 25,554,922 Class A Shares and 31,359,400 Class B Shares outstanding.

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

Preferred Units
One Class A cumulative preferred unit in each of the Sculptor Operating Partnerships collectively represents one “Preferred Unit.” Certain of our executive managing directors collectively owned 100% of the Preferred Units. Preferred Units issued in 2016 and 2017 are, collectively, referred to as “2016 Preferred Units.” Preferred Units issued in 2019 are referred to as “2019 Preferred Units.” We redeemed in full the Preferred Units in the fourth quarter of 2020, and as of September 30, 2021 there were no Preferred Units outstanding.

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

Available Information
We file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. We make available free of charge on our website (www.sculptor.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also use our website to distribute company information, including assets under management by investment strategy, and such information may be deemed material. Accordingly, investors should monitor our website, in addition to our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not, however, a part of this report.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Assets
Cash and cash equivalents	$143,005	$183,815
Restricted cash	1,803	3,162
Investments (includes assets measured at fair value of $458,106 and $309,805, including assets sold under agreements to repurchase of $161,013 and $123,616 as of September 30, 2021 and December 31, 2020, respectively)	619,341	414,974
Income and fees receivable	45,876	539,623
Due from related parties	17,864	14,086
Deferred income tax assets	226,103	240,288
Operating lease assets	88,420	104,729
Other assets, net	71,634	82,500
Assets of consolidated funds:
Other assets of consolidated funds	3	—
Total Assets	$1,214,049	$1,583,177
Liabilities and Shareholders’ Equity
Liabilities
Compensation payable	$70,454	$234,006
Unearned income and fees	70,042	61,880
Tax receivable agreement liability	183,092	190,292
Operating lease liabilities	108,036	115,237
Debt obligations	120,167	334,972
Warrant liabilities, at fair value	88,712	37,827
Securities sold under agreements to repurchase	159,218	122,638
Other liabilities	34,780	51,445
Liabilities of consolidated funds:
Other liabilities of consolidated funds	2	—
Total Liabilities	834,503	1,148,297
Commitments and Contingencies (Note 16)
Shareholders’ Equity
Class A Shares, par value $0.01 per share, 100,000,000 and 100,000,000 shares authorized, 25,216,856 and 22,903,571 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	252	229
Class B Shares, par value $0.01 per share, 75,000,000 and 75,000,000 shares authorized, 32,887,882 and 32,824,538 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	329	328
Additional paid-in capital	207,791	166,917
Accumulated deficit	(265,848)	(178,674)
Accumulated other comprehensive income	146	732
Shareholders’ deficit attributable to Class A Shareholders	(57,330)	(10,468)
Shareholders’ equity attributable to noncontrolling interests	436,876	445,348
Total Shareholders’ Equity	379,546	434,880
Total Liabilities and Shareholders’ Equity	$1,214,049	$1,583,177
See notes to consolidated unaudited financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Revenues
Management fees	$76,820	$68,053	$227,391	$195,389
Incentive income	27,031	41,525	134,379	89,085
Other revenues	1,786	2,316	5,145	7,693
Income of consolidated funds	—	58	3	90
Total Revenues	105,637	111,952	366,918	292,257

Expenses
Compensation and benefits	53,078	65,030	201,759	197,739
Interest expense	3,277	4,488	12,280	14,944
General, administrative and other	39,672	26,465	92,070	203,786
Expenses of consolidated funds	—	34	2	53
Total Expenses	96,027	96,017	306,111	416,522

Other (Loss) Income
Changes in fair value of warrant liabilities	(12,710)	—	(50,885)	—
Changes in tax receivable agreement liability	(39)	—	(18)	278
Net losses on retirement of debt	—	—	(30,198)	(693)
Net gains on investments	5,068	8,157	16,685	3,266
Total Other (Loss) Income	(7,681)	8,157	(64,416)	2,851

Income (Loss) Before Income Taxes	1,929	24,092	(3,609)	(121,414)
Income taxes	8,653	9,397	19,985	(17,971)
Consolidated Net (Loss) Income	(6,724)	14,695	(23,594)	(103,443)
Less: Net loss (income) attributable to noncontrolling interests	2,386	(4,393)	20,777	63,552
Net (Loss) Income Attributable to Sculptor Capital Management, Inc.	(4,338)	10,302	(2,817)	(39,891)
Change in redemption value of Preferred Units	—	(2,285)	—	(5,598)
Net (Loss) Income Attributable to Class A Shareholders	$(4,338)	$8,017	$(2,817)	$(45,489)

(Loss) Earnings per Class A Share
(Loss) Earnings per Class A Share - basic	$(0.17)	$0.35	$(0.11)	$(2.02)
(Loss) Earnings per Class A Share - diluted	$(0.17)	$0.25	$(0.50)	$(2.71)
Weighted-average Class A Shares outstanding - basic	25,334,903	22,729,285	24,743,527	22,542,047
Weighted-average Class A Shares outstanding - diluted	25,334,903	49,737,060	40,763,033	38,559,963

See notes to consolidated unaudited financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Consolidated net (loss) income	$(6,724)	$14,695	$(23,594)	$(103,443)
Other Comprehensive (Loss) Income, Net of Tax
Other comprehensive loss - currency translation adjustment	(565)	—	(1,248)	—
Comprehensive (Loss) Income	(7,289)	14,695	(24,842)	(103,443)
Less: Comprehensive loss (income) attributable to noncontrolling interests	2,678	(4,393)	21,439	63,552
Comprehensive (Loss) Income Attributable to Sculptor Capital Management, Inc.	$(4,611)	$10,302	$(3,403)	$(39,891)

See notes to consolidated unaudited financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Number of Class A Shares
Beginning balance	25,101,187	22,311,432	22,903,571	21,284,945
Equity-based compensation	115,669	245,773	2,313,285	1,272,260
Ending Balance	25,216,856	22,557,205	25,216,856	22,557,205

Number of Class B Shares
Beginning balance	32,887,882	32,820,414	32,824,538	29,208,952
Equity-based compensation	—	(1)	63,344	3,611,461
Ending Balance	32,887,882	32,820,413	32,887,882	32,820,413

Class A Shares Par Value
Beginning balance	$251	$223	$229	$213
Equity-based compensation	1	3	23	13
Ending Balance	$252	$226	$252	$226

Class B Shares Par Value
Beginning balance	$329	$328	$328	$292
Equity-based compensation	—	—	1	36
Ending Balance	$329	$328	$329	$328

Additional Paid-in Capital
Beginning balance	$200,733	$142,288	$166,917	$117,936
Dividend equivalents on Class A restricted share units	834	(61)	7,311	814
Equity-based compensation, net of taxes	6,224	10,889	33,563	37,679
Change in redemption value of Preferred Units	—	(2,285)	—	(5,598)
Ending Balance	$207,791	$150,831	$207,791	$150,831

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED — (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Accumulated Deficit
Beginning balance	$(247,058)	$(406,440)	$(178,674)	$(343,759)
Cash dividends declared on Class A Shares	(13,618)	—	(77,046)	(11,613)
Dividend equivalents on Class A restricted share units	(834)	61	(7,311)	(814)
Consolidated net (loss) income	(4,338)	10,302	(2,817)	(39,891)
Ending Balance	$(265,848)	$(396,077)	$(265,848)	$(396,077)

Accumulated Other Comprehensive Income
Beginning balance	$419	$—	$732	$—
Currency translation adjustment	(273)	—	(586)	—
Ending Balance	$146	$—	$146	$—
Shareholders’ Deficit Attributable to Class A Shareholders	$(57,330)	$(244,692)	$(57,330)	$(244,692)

Shareholders’ Equity Attributable to Noncontrolling Interests
Beginning balance	$438,620	$386,686	$445,348	$440,779
Currency translation adjustment	(292)	—	(662)	—
Capital contributions	763	3,535	3,727	7,084
Capital distributions	(3,001)	(391)	(5,484)	(3,639)
Equity-based compensation, net of taxes	3,172	6,437	14,724	19,988
Consolidated net (loss) income	(2,386)	4,393	(20,777)	(63,552)
Ending Balance	$436,876	$400,660	$436,876	$400,660
Total Shareholders’ Equity	$379,546	$155,968	$379,546	$155,968

Cash dividends paid on Class A Shares	$0.54	$—	$3.19	$0.53

See notes to consolidated unaudited financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended September 30,
	2021	2020

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(23,594)	$(103,443)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Amortization of equity-based compensation	54,089	60,342
Depreciation, amortization and net gains and losses on fixed assets	7,439	5,379
Changes in fair value of warrant liabilities	50,885	—
Net losses on retirement of debt	30,198	693
Deferred income taxes	14,452	(23,422)
Non-cash lease expense	27,084	16,026
Net gains on investments, net of dividends	(5,468)	(617)
Operating cash flows due to changes in:
Income and fees receivable	493,657	177,687
Due from related parties	(3,724)	3,833
Other assets, net	10,099	6,861
Compensation payable	(167,368)	(121,190)
Unearned income and fees	8,162	6,095
Tax receivable agreement liability	(7,200)	(18,291)
Operating lease liabilities	(17,354)	(17,160)
Other liabilities	(14,217)	119,347
Consolidated funds related items:
Other assets of consolidated funds	(3)	(90)
Other liabilities of consolidated funds	2	54
Net Cash Provided by Operating Activities	457,139	112,104

Cash Flows from Investing Activities
Purchases of fixed assets	(3,407)	(1,781)
Purchases of United States government obligations	(336,762)	(322,439)
Maturities and sales of United States government obligations	199,290	316,879
Investments in funds	(101,600)	(18,501)
Return of investments in funds	27,701	5,790
Net Cash Used in Investing Activities	(214,778)	(20,052)

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED — (continued)

	Nine Months Ended September 30,
	2021	2020

	(dollars in thousands)

Cash Flows from Financing Activities
Contributions from noncontrolling interests	3,727	7,084
Distributions to noncontrolling interests	(5,484)	(3,639)
Dividends on Class A Shares	(77,046)	(11,613)
Proceeds from debt obligations, net of issuance costs	3,219	3,276
Repayment of debt obligations, including prepayment costs	(249,731)	(36,668)
Proceeds from securities sold under agreements to repurchase, net of issuance costs	45,920	—
Other, net	(4,380)	(2,056)
Net Cash Used in Financing Activities	(283,775)	(43,616)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(755)	—
Net change in cash and cash equivalents and restricted cash	(42,169)	48,436
Cash and cash equivalents and restricted cash, beginning of period	186,977	245,439
Cash and Cash Equivalents and Restricted Cash, End of Period	$144,808	$293,875

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$11,097	$10,794
Income taxes	$6,263	$5,614

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$143,005	$290,297
Restricted cash	1,803	3,578
Total Cash and Cash Equivalents and Restricted Cash	$144,808	$293,875

See notes to consolidated unaudited financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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
References to the Company’s “executive managing directors” include the current executive managing directors of the Company, and, except where the context requires otherwise, also include certain former executive managing directors who are no longer active in the Company’s business. References to the Company’s “active executive managing directors” refer to executive managing directors who remain active in the Company’s business.
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
SEPTEMBER 30, 2021

executive managing directors participate in the related economics of the Sculptor Operating Group through their direct ownership in the Sculptor Operating Group, subject to the Distribution Holiday discussed below.
The Company conducts its operations through the Sculptor Operating Group. The following is a list of the outstanding units of the Sculptor Operating Partnerships as of September 30, 2021:
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
Group A Unit grants are accounted for as equity-based compensation. See Note 13 in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021 (“Annual Report”) for additional information. The Company completed a recapitalization in February 2019 (“Recapitalization”). See Note 3 in the Company’s Annual Report for additional details. In connection with the Recapitalization each Group A Unit outstanding on the Recapitalization date was recapitalized into 0.65 Group A Units and 0.35 Group A-1 Units.
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
•Group B Units—Sculptor Corp holds a general partner interest and Group B Units in each Sculptor Operating Partnership. Sculptor Corp owns all of the Group B Units, which represent equity interest in the Sculptor Operating Partnerships. Except during the Distribution Holiday as described above, the Group B Units are economically identical to the Group A Units held by executive managing directors but are not exchangeable for Class A Shares and are not subject to vesting, book-up, forfeiture or minimum retained ownership requirements.
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
SEPTEMBER 30, 2021

Company’s Annual Report for additional details. Group E Unit grants are accounted for as equity-based compensation. See Note 13 in the Company’s Annual Report for additional information.
•Group P Units—Group P Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains upon satisfaction of certain service and performance conditions. Each Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent thereof), in each case upon satisfaction of certain service and performance conditions at such time and, with respect to exchanges, to the extent there has been sufficient appreciation for a Group P Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group P Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent that certain performance conditions are met and to the extent of their relative positive capital accounts (if any). The terms of the Group P Units may be varied for certain executive managing directors. Group P Unit grants are accounted for as equity-based compensation. See Note 13 in the Company’s Annual Report for additional information.
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
The following table presents the number of shares and units of the Registrant and the Sculptor Operating Partnerships, respectively, that were outstanding as of September 30, 2021:

As of September 30, 2021
Sculptor Capital Management, Inc.
Class A Shares	25,216,856
Class B Shares	32,887,882
Warrants to purchase Class A Shares (Note 7)	4,338,015

Sculptor Operating Partnerships
Group A Units	16,019,506
Group A-1 Units	9,779,446
Group B Units	25,216,856
Group E Units	13,009,152
Group P Units	3,385,000
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
SEPTEMBER 30, 2021

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
Recently Adopted Accounting Pronouncements
No changes to GAAP that went into effect in the nine months ended September 30, 2021, had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
No changes to GAAP that are not yet effective are expected to have a material effect on the Company’s consolidated financial statements.
See Note 2 of the Annual Report for the complete listing of our accounting policies.
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
Noncontrolling interests are presented as a separate component of shareholders’ equity on the Company’s consolidated balance sheets. The primary components of noncontrolling interests are separately presented in the Company’s consolidated statements of changes in shareholders’ equity (deficit) to distinguish the shareholders’ equity (deficit) attributable to Class A shareholders and noncontrolling interest holders. Net income (loss) includes the net income (loss) attributable to the holders of noncontrolling interest on the Company’s consolidated statements of operations.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The table below sets forth the calculation of noncontrolling interests related to the Group A Units for each Sculptor Operating Partnership (rounding differences may occur). The blended participation percentages presented below take into account ownership changes throughout the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)

Sculptor Capital LP
Net income (loss)	$5,081	$8,836	$(22,713)	$(133,304)
Blended participation percentage	39%	46%	39%	42%
Net Income (Loss) Attributable to Group A Units	$2,003	$4,049	$(8,824)	$(55,356)

Sculptor Capital Advisors LP
Net (loss) income	$(11,795)	$948	$(34,989)	$(18,343)
Blended participation percentage	39%	47%	39%	42%
Net (Loss) Income Attributable to Group A Units	$(4,556)	$445	$(13,592)	$(7,617)

Sculptor Capital Advisors II LP
Net income	$6,581	$13,043	$48,164	$29,822
Blended participation percentage	0%	0%	0%	0%
Net Income Attributable to Group A Units	$—	$—	$—	$—

Total Sculptor Operating Group
Net (loss) income	$(133)	$22,827	$(9,538)	$(121,825)
Blended participation percentage	n/m	20%	235%	52%
Net (Loss) Income Attributable to Group A Units	$(2,553)	$4,494	$(22,416)	$(62,973)
_______________
n/m - not meaningful
The following table presents the components of the net (loss) income attributable to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Group A Units	$(2,553)	$4,494	$(22,416)	$(62,973)
Other	167	(101)	1,639	(579)
	$(2,386)	$4,393	$(20,777)	$(63,552)
The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	September 30, 2021	December 31, 2020

	(dollars in thousands)
Group A Units	$425,401	$433,756
Other	11,475	11,592
	$436,876	$445,348

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	September 30, 2021	December 31, 2020

	(dollars in thousands)
U.S. government obligations, at fair value	$241,570	$104,295
CLOs, at fair value	216,536	205,510
Equity method investments	161,235	105,169
Total Investments	$619,341	$414,974
The Company invests in U.S. government obligations to manage excess liquidity and these investments are carried at fair value under the fair value option election with changes in fair value recorded within net gains on investments in the consolidated statements of operations.
CLOs, at fair value, consist of investments for which the fair value option has been elected and represents investments in notes of unconsolidated CLOs. Changes in fair value of these investments are included within net gains on investments in the consolidated statements of operations.
The Company’s equity investments include investments in funds, which are not consolidated, but in which the Company exerts significant influence. The Company has not elected the fair value option and is accounting for such investments under the equity method. The Company recognizes its share of earnings within net gains on investments in the consolidated statements of operations. Refer to Note 15 for details of the related party nature of such investments.
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
GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type and the specific characteristics of the financial instrument. Financial instruments with readily available, actively quoted prices or for which fair value can be measured from actively-quoted prices generally will have a higher degree of market price observability and lesser degree of judgment used in measuring fair value.
Financial instruments measured at fair value are classified and disclosed into one of the following categories based on the observability of inputs used in the determination of fair values:
•Level I – Quoted prices that are available in active markets for identical financial instruments as of the reporting date. The types of financial instruments that would generally be included in this category are certain listed equities, U.S. government obligations and certain listed derivatives.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

•Level II – Quotations received from dealers making a market for financial instruments (“broker quotes”), valuations obtained from independent third-party pricing services, the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly market observable as of the measurement date. The types of financial instruments that would generally be included in this category are certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt, less liquid equity securities, forward contracts and certain over the-counter (“OTC”) derivatives where the fair value is based on observable inputs. These financial instruments exhibit higher levels of liquid market observability as compared to Level III financial instruments.
•Level III – Pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value of financial instrument in this category may require significant management judgment or estimation. The fair value of these financial instruments may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable (e.g., cash flows, implied yields, EBITDA multiples). The types of financial instruments that would generally be included in this category include CLOs, warrant liabilities, certain credit default swap contracts, certain bank debt securities, certain OTC derivatives, asset-backed securities, collateralized debt obligations and investments in affiliated credit funds.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument when the fair value is based on unobservable inputs.
For financial instruments for which the Company uses independent pricing services for valuation, the Company performs analytical procedures and compares independent pricing service valuations to other vendors’ pricing as applicable. The Company also performs due diligence reviews on independent pricing services on an annual basis and performs other due diligence procedures as may be deemed necessary.
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2021:

	As of September 30, 2021
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
U.S. government obligations	$241,570	$—	$—	$241,570
CLOs(1)	$—	$—	$216,536	$216,536

Liabilities, at Fair Value
Warrants	$—	$—	$88,712	$88,712
_______________
(1) As of September 30, 2021, investments in CLOs had contractual principal amounts of $202.8 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2020:

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
Reconciliation of Fair Value Measurements Categorized within Level III
Gains and losses, excluding those related to foreign currency translation adjustments, are recorded within net gains on investments in the consolidated statements of operations. Gains and losses related to foreign currency translation adjustments are recorded in the statements of comprehensive income (loss). Amortization of premium, accretion of discount and foreign exchange gains and losses on non-U.S. dollar investments are also included within gains and losses in the tables below.
The following table summarizes the changes in the Company’s Level III financial assets and liabilities for the three months ended September 30, 2021:

	June 30, 2021	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	September 30, 2021

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$219,433	$982	$(286)	$335	$(3,928)	$216,536

Liabilities, at Fair Value
Warrants	$76,002	$—	$—	$(12,710)	$—	$88,712

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The following table summarizes the changes in the Company’s Level III financial assets for the three months ended September 30, 2020:

	June 30, 2020	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	September 30, 2020

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$178,842	$778	$(103)	$9,123	$—	$188,640
The following table summarizes the changes in the Company’s Level III financial assets and liabilities for the nine months ended September 30, 2021:

	December 31, 2020	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	September 30, 2021

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$205,510	$34,276	$(16,431)	$2,088	$(8,907)	$216,536

Liabilities, at Fair Value
Warrants	$37,827	$—	$—	$(50,885)	$—	$88,712
The following table summarizes the changes in the Company’s Level III financial assets for the nine months ended September 30, 2020:

	December 31, 2019	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	September 30, 2020

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$182,870	$5,185	$(288)	$873	$—	$188,640

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The table below summarizes the net change in unrealized gains and (losses) on the Company’s Level III financial instruments outstanding as of the reporting date:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$(3,593)	$3,185	$(6,063)	$873

Liabilities, at Fair Value
Warrants	$(12,710)	$—	$(50,885)	$—
Valuation Methodologies for Fair Value Measurements Categorized within Level III
Investments in CLOs are valued using independent pricing services. The Company performs procedures over the values provided by the pricing services as discussed above. Warrant liabilities are valued by independent pricing services using a Black-Scholes option pricing model, for which the Company’s Class A Share price, exercise price, risk free rate, volatility and term to expiry are the primary inputs to the valuation. The Company reviews inputs, assumptions and valuation methodology used in the warrants’ valuations.
Financial Instruments Not Measured at Fair Value
Management estimates that the carrying value of the Company’s financial instruments not measured at the fair value, including its debt obligations and repurchase agreements, approximated their fair values as of September 30, 2021. The fair value measurements for the Company’s repurchase agreements are categorized as Level III within the fair value hierarchy and were determined using independent pricing services. The fair value measurements for the Company’s debt obligations are categorized as Level III within the fair value hierarchy and for the 2020 Term Loan is determined using a discounted cash flow model and for CLO Investments Loans are determined using independent pricing services.
Loans Sold to CLOs Managed by the Company
From time to time the Company sells loans to CLOs managed by the Company. These loans are purchased by the Company in the open market and simultaneously sold for cash to the CLOs. The loans are accounted for as transfers of financial assets as they meet the criteria for derecognition under GAAP. No loans were sold in each of the nine months ended September 30, 2021 and 2020. The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold loans in the past. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issued by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. As of September 30, 2021 and December 31, 2020, the Company’s investments in these retained interests had a fair value of $89.0 million and $90.3 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. In the nine months ended September 30, 2021 and 2020, the Company received $2.1 million and $2.3 million, respectively, of interest and principal payments related to the retained interests.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The Company uses independent pricing services to value its investments in the CLOs, including the retained interests, and therefore the only key assumption is the price provided by such service. A corresponding adverse change of 10% or 20% on price would have a corresponding impact on the fair value of the Company’s investments in CLOs.
5. VARIABLE INTEREST ENTITIES
In the ordinary course of business, the Company sponsors the formation of funds that are considered VIEs. See Note 2 in the Company's Annual Report for a discussion of entities that are VIEs and the evaluation of those entities for consolidation by the Company. The assets and liabilities of consolidated VIEs were not material as of September 30, 2021 and December 31, 2020.
The Company’s direct involvement with funds that are VIEs and not consolidated by the Company, as it has been determined that the Company is not the primary beneficiary, is generally limited to providing asset management services and, in certain cases, insignificant investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned income and fees, primarily incentive income subject to clawback, in the event of any future fund losses. The Company has commitments to certain funds that are VIEs as discussed in Note 16. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated.
The table below presents the net assets of unconsolidated VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	September 30, 2021	December 31, 2020

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$10,929,724	$10,481,312

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned income and fees	70,042	61,880
Income and fees receivable	12,285	192,826
Investments	241,446	233,638
Maximum Exposure to Loss	$323,773	$488,344

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

6. LEASES
The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Shanghai, and various other locations and data centers. The Company does not have renewal options for any of its current leases. The Company also subleases a portion of its office space in London and New York through the end of the lease term. In addition, the Company has finance leases for computer hardware. As of September 30, 2021, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within cash and cash equivalents in the consolidated balance sheets.
In September 2021, the Company entered into a non-cancellable agreement to sublease a portion of its New York office space through the end of the original lease maturity in 2029. As a result of this agreement, the Company recognized an impairment loss on its right-of-use asset of $11.2 million and wrote-off related leasehold improvements and fixed assets in the amount of $2.3 million. These losses were recorded in the general, administrative and other expenses within the consolidated statements of operations. The Company used a discounted cash flows method to value the right-of-use asset to determine the impairment amount.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Lease Cost
Operating lease cost	$4,882	$5,152	$15,215	$15,440
Short-term lease cost	4	13	26	38
Finance lease cost - amortization of leased assets	199	199	596	529
Finance lease cost - imputed interest on lease liabilities	4	19	21	57
Less: Sublease income	(408)	(391)	(1,234)	(1,145)
Net Lease Cost	$4,681	$4,992	$14,624	$14,919

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,398	$5,634	$16,563	$16,837
Operating cash flows for finance leases	$—	$1	$1	$6
Finance cash flows for finance leases	$241	$256	$865	$907

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—	$2,893	$6
Finance leases	$—	$—	$—	$745

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

	September 30, 2021	December 31, 2020

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	7.8 years	8.5 years
Finance leases	1.5 years	1.6 years

Weighted average discount rate
Operating leases	7.8%	7.9%
Finance leases	6.3%	7.2%

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities - Contractual Payments
October 1, 2021 to December 31, 2021	$5,383	$—
2022	20,773	248
2023	20,017	—
2024	16,132	—
2025	14,329	—
Thereafter	68,042	—
Total Lease Payments	144,676	248
Imputed interest	(36,640)	(8)
Total Lease Liabilities - Contractual Payments	$108,036	$240

Operating Leases

(dollars in thousands)
Sublease Rent - Contractual Payments
October 1, 2021 to December 31, 2021	$402
2022	2,086
2023	3,177
2024	1,920
2025	1,920
Thereafter	8,040
Total Sublease Rent - Contractual Payments	$17,545

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

7. DEBT OBLIGATIONS AND WARRANTS

	2020 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
October 1, 2021 to December 31, 2021	$—	$—	$—
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	—	—	—
Thereafter	95,000	39,035	134,035
Total Payments	95,000	39,035	134,035
Unamortized discounts & deferred financing costs	(13,637)	(231)	(13,868)
Total Debt Obligations	$81,363	$38,804	$120,167
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
Certain prepayments of the 2020 Term Loan are subject to a prepayment premium (the “Call Premium”) equal to (a) prior to the second anniversary of the Closing Date, a customary “make-whole” premium equal to the present value of all required interest payments that would be due from the date of prepayment through and including the second anniversary of the Closing Date plus a premium of 3.0% of the principal amount of loans prepaid, (b) on or after the second anniversary of the Closing Date but prior to the third anniversary of the Closing Date, a premium of 3.0% of the principal amount of loans prepaid, (c) on or after the third anniversary of the Closing Date but prior to the four anniversary of the Closing Date, a premium of 2.0% of the principal amount of loans prepaid and (d) thereafter, 0%. On June 21, 2021, the Company entered into a letter agreement amending the 2020 Credit Agreement to increase the amount of voluntary prepayments for which the Call Premium shall not apply from $175.0 million to $225.0 million in exchange for an amendment fee of $1.75 million. As such, no Call Premium was due on the first $225.0 million prepaid by the Company. The amendment fee was recorded as an additional discount to the 2020 Term Loan in the second quarter of 2021. In the nine months ended September 30, 2021, the Company prepaid $224.4 million of the 2020 Term Loan, resulting in an outstanding balance of $95.0 million, which is due at maturity. The Company recognized a $30.2 million loss on this retirement of debt. As a result of the $175.0 million of aggregate prepayments made through March 31, 2021, the Company is no longer subject to the cash sweep or financial maintenance covenants, other than the covenant requiring $20.0 billion minimum fee-paying assets under management described below.
The 2020 Term Loan and the 2020 Revolving Credit Facility mature on the seventh and sixth anniversary, respectively, of the initial funding of the 2020 Term Loan, which occurred on November 13, 2020 (the “Closing Date”). Proceeds from the

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

2020 Term Loan, together with cash on hand, were used to repay the Debt Securities and the 2018 Term Loan, as defined in Note 8 to our consolidated financial statements in our Annual Report, as well as to redeem the 2019 Preferred Units in full.
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
The 2020 Credit Agreement prohibits the total fee-paying assets under management, subject to certain exclusions, of the Borrower, the guarantors and their consolidated subsidiaries as of the last day of any fiscal quarter to be less than $20.0 billion. The 2020 Credit Agreement contains customary events of default for a transaction of this type, after which obligations under the 2020 Credit Agreement may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Borrower, the guarantors or any of the material subsidiaries of the foregoing after which the obligations under the 2020 Credit Agreement become automatically due and payable. The 2020 Credit Agreement also provided the counterparty a seat on the Company’s Board of Directors.
Warrants
In connection with the 2020 Credit Agreement, the Company has issued and outstanding warrants to purchase 4,338,015 Class A Shares. The warrants have a 10-year term from the Closing Date and an initial exercise price per share equal to $11.93. The exercise price is subject to reduction by an amount equal to any dividends paid on Class A Shares. As a result, the exercise price was $8.74 per share as of September 30, 2021. The warrants provide for customary adjustments in the event of a stock split, stock dividend, recapitalization or similar event. In lieu of making a cash payment otherwise contemplated upon exercise, the holder may exercise the warrants in whole or in part to receive a net number of Class A Shares. In addition, one of the warrants provides that, upon exercise in whole or in part by the holder, the Company may decide in its sole discretion whether the holder’s exercise of such warrant will be settled by delivery of Class A Shares (which shares may be reduced to a net number of Class A Shares in accordance with the procedure described in the preceding sentence) or by the Company’s payment to the holder of an amount in cash equal to the Black-Scholes value as provided for in the applicable warrant agreement. If the Company undergoes a change of control prior to the expiration date, the holder will have the right to require the Company to repurchase any remaining portion of the warrants not yet exercised at their Black-Scholes value as provided for in the applicable agreement. The warrants restrict transfers and other dispositions for 18 months from the Closing Date, subject to certain exceptions.
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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. In addition to customary events of default included in financing arrangements of this type, an event of default would also be triggered if there is an event of default at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default, where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs, which investments had fair values of $43.3 million and $66.5 million as of September 30, 2021 and December 31, 2020, respectively.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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

Initial Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			September 30, 2021	December 31, 2020

			(dollars in thousands)
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	$17,216	$17,200
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,588	21,584
September 14, 2017	EURIBOR plus 2.21%	September 14, 2024	—	19,868
February 27, 2020	EURIBOR plus 0.80%	January 11, 2022	—	505
			$38,804	$59,157

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company has a €200.0 million master credit facility agreement (the “CLO Financing Facility”) to finance portions of the risk retention investments in certain CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of September 30, 2021, €61.4 million of the CLO Financing Facility remained available.
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
SEPTEMBER 30, 2021

The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to counterparties related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of September 30, 2021	$159,218	$—	$159,218	$159,218	$—
As of December 31, 2020	$122,638	$—	$122,638	$122,638	$—
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of September 30, 2021	$—	$—	$—	$159,218	$159,218
As of December 31, 2020	$—	$—	$—	$122,638	$122,638

9. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	September 30, 2021	December 31, 2020

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$48,518	$52,801
Computer hardware and software	54,854	50,085
Furniture, fixtures and equipment	8,279	8,411
Accumulated depreciation and amortization	(82,886)	(80,833)
Fixed assets, net	28,765	30,464
Goodwill	22,691	22,691
Prepaid expenses	12,477	19,229
Other	7,701	10,116
Total Other Assets, Net	$71,634	$82,500

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

10. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the unaudited consolidated balance sheets:

	September 30, 2021	December 31, 2020

	(dollars in thousands)
Accrued expenses	$16,144	$16,904
Uncertain tax positions	8,250	8,250
Due to funds[1]	2,768	11,933
Unused trade commissions	2,160	3,494
Other	5,458	10,864
Total Other Liabilities	$34,780	$51,445
_______________
(1) To the extent that a fee-paying fund is an investor in another fee-paying fund, the Company rebates a corresponding portion of the management fees charged in the investee fund. Due to funds amounts also reflect certain incentive income and management fee waivers.
11. REVENUES
The following table presents management fees and incentive income recognized as revenues for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$39,585	$16,394	$33,239	$22,013
Credit
Opportunistic credit funds	13,141	9,779	12,512	16,585
Institutional Credit Strategies	14,856	—	13,302	—
Real estate funds	9,238	858	9,000	2,927
Total	$76,820	$27,031	$68,053	$41,525
The following table presents management fees and incentive income recognized as revenues for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$114,185	$97,507	$94,826	$58,377
Credit
Opportunistic credit funds	39,065	22,038	33,308	24,005
Institutional Credit Strategies	46,360	—	36,653	—
Real estate funds	27,781	14,834	30,594	6,703
Other	—	—	8	—
Total	$227,391	$134,379	$195,389	$89,085

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The following table presents the composition of the Company’s income and fees receivable as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

	(dollars in thousands)
Management fees	$26,354	$25,937
Incentive income	19,522	513,686
Income and Fees Receivable	$45,876	$539,623
The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.
The following table presents the Company’s unearned income and fees as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Management fees	$737	$78
Incentive income	69,305	61,802
Unearned Income and Fees	$70,042	$61,880
A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. A liability for unearned management fees is generally recognized when management fees are paid to the Company on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. In the nine months ended September 30, 2021, and 2020, the Company recognized $9.8 million and $3.9 million, respectively, of the beginning balance of unearned incentive income for each respective year. The Company recognized all of the beginning balances of unearned management fees during the respective quarter.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
Loss (income) passed through to noncontrolling interests	145.73%	-0.39%	-71.48%	-1.38%
Foreign income taxes	81.04%	4.57%	-114.01%	-2.03%
RSU excess income tax benefit or expense	8.39%	2.29%	-20.58%	-0.44%
State and local income taxes	81.03%	5.44%	-53.09%	3.47%
Nondeductible amortization of Partner Equity Units	31.04%	5.66%	-54.32%	-4.36%
Nondeductible interest expense	—%	0.85%	—%	-0.74%
Foreign tax credits and deductions	-17.02%	-1.94%	23.94%	0.38%
Change in fair value of warrants	88.53%	—%	-269.42%	—%
Disallowed executive compensation	16.44%	3.70%	-15.19%	-0.74%
Other, net	-7.61%	-2.18%	-0.60%	-0.36%
Effective Income Tax Rate	448.57%	39.00%	-553.75%	14.80%
The Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the Company had a liability for unrecognized tax benefits of $8.3 million. As of and for the nine months ended September 30, 2021, the Company did not accrue interest or penalties related to uncertain tax positions. As of September 30, 2021, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits if recognized, would affect its tax expense by $4.8 million as of September 30, 2021.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

13. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Occupancy and equipment	$9,627	$7,549	$24,970	$22,685
Information processing and communications	6,033	5,223	16,890	15,881
Recurring placement and related service fees	4,696	4,057	14,290	14,229
Professional services	4,487	3,836	12,176	18,781
Impairment of right-of-use asset[1]	11,240	—	11,240	—
Insurance	2,281	2,118	6,773	6,374
Business development	281	237	591	1,600
Other expenses	1,027	1,405	5,140	5,296
	39,672	24,425	92,070	84,846
Legal provisions	—	2,040	—	118,940
Total General, Administrative and Other	$39,672	$26,465	$92,070	$203,786
_______________
(1)See Note 6 for additional details on impairment of right-of-use asset.
14. (LOSS) EARNINGS PER CLASS A SHARE
Basic (loss) earnings per Class A Share is computed by dividing the net (loss) income attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended September 30, 2021 and 2020, the Company included 130,528 and 297,927 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share. For the nine months ended September 30, 2021 and 2020, the Company included 176,516 and 473,070 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share.
When calculating dilutive (loss) earnings per Class A Share, the Company applies the treasury stock method to outstanding warrants and unvested RSUs. At the Sculptor Operating Group Level, the Company applies the if-converted method to vested Group A Units and vested Group E Units. For unvested Group A Units and unvested Group E Units, the Company applies the treasury stock method first to determine the number of incremental units that would be issuable and then applies the if-converted method to those resulting incremental units. The Company did not include the Group P Units or unvested PSUs in the calculation of dilutive (loss) earnings per Class A Share, as the applicable market performance conditions had not yet been met as of the end of each reporting period presented below. Certain PSUs vested in the second quarter of 2021 at which time they were converted into Class A Shares. The effect of dilutive securities on net (loss) income attributable to Class A Shareholders is presented net of tax.
The following tables present the computation of basic and diluted (loss) earnings per Class A Share:

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Three Months Ended September 30, 2021	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(4,338)	25,334,903	$(0.17)
Effect of dilutive securities:
Group A Units	—	—		16,019,506
Group E Units	—	—		13,009,152
RSUs	—	—		3,289,109
Warrants	—	—		4,338,015
Diluted	$(4,338)	25,334,903	$(0.17)

Three Months Ended September 30, 2020	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$8,017	22,729,285	$0.35
Effect of dilutive securities:
Group A Units	4,264	16,019,506		—
Group E Units	—	10,988,269		—
RSUs	—	—		4,110,587
Diluted	$12,281	49,737,060	$0.25

Nine Months Ended September 30, 2021	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(2,817)	24,743,527	$(0.11)
Effect of dilutive securities:
Group A Units	(17,720)	16,019,506		—
Group E Units	—	—		13,010,373
RSUs	—	—		3,463,072
Warrants	—	—		4,338,015
Diluted	$(20,537)	40,763,033	$(0.50)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Nine Months Ended September 30, 2020	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(45,489)	22,542,047	$(2.02)
Effect of dilutive securities:
Group A Units	(59,134)	16,017,916		—
Group E Units	—	—		13,386,679
RSUs	—	—		4,186,109
Diluted	$(104,623)	38,559,963	$(2.71)
15. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Certain Amounts Related to Tax Receivable Agreement Liability
Amounts due to related parties relate primarily to future payments owed to certain former executive managing directors under the tax receivable agreement, as discussed further in Note 16. The tax receivable agreement liability was $183.1 million as of September 30, 2021, and $88.3 million of the balance was due to related parties. The Company made payments totaling $7.2 million, and $18.2 million under the tax receivable agreement (inclusive of interest thereon) in the nine months ended September 30, 2021 and 2020, respectively, of which $3.9 million and $10.0 million were paid to related parties. No payments were made in the three months ended September 30, 2021 and 2020, respectively.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

As of September 30, 2021 and 2020, respectively, approximately $938.9 million and $957.1 million of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of September 30, 2021 and 2020, approximately 54% and 48%, respectively, of these assets under management were not charged management fees or incentive income. The following table presents management fees and incentive income charged on investments held by the Company’s executive managing directors, employees and certain other related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$869	$982	$2,696	$2,881
Incentive income	$154	$257	$2,307	$688
Commitment to Purchase Interest in BharCap Sponsor LLC.
In March 2021, the Company committed to acquire a non-controlling membership interest of BharCap Sponsor LLC, an entity managed by a member of the Company’s board of directors, in the amount of $3.0 million and as of September 30, 2021, has funded $210 thousand of the commitment. In connection with the anticipated initial public offering of BharCap Acquisition Corp., a newly organized blank check company, BharCap Sponsor LLC purchased shares of BharCap Acquisition Corp.’s Class B common stock and has committed to purchase warrants in a private placement that will close simultaneously with the closing of the initial public offering of BharCap Acquisition Corp.
16. COMMITMENTS AND CONTINGENCIES
Tax Receivable Agreement
The purchase of Group A Units from current and former executive managing directors and the Ziffs with the proceeds from the 2007 Offerings, and subsequent taxable exchanges by them of Partner Equity Units for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Sculptor Operating Group that would not otherwise have been available. The Company anticipates that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Sculptor Operating Group, and the Company will derive its tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, the Company’s depreciation and amortization expenses and will therefore reduce the amount of tax that Sculptor Corp and any other future corporate taxpaying entities that acquire Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Sculptor Capital Management, Inc. once it became treated as a corporate taxpayer following the Company’s conversion from a partnership to a corporation for U.S. federal income tax purposes, effective April 1, 2019 (the “Corporate Classification Change”), have agreed to pay the executive managing directors and the Ziffs a percentage of the amount of cash savings, if any, in federal, state and local income taxes in the U.S. that these entities actually realize related to their units as a result of such increases in tax basis. For tax years prior to 2019, such percentage was 85% of such annual cash savings under the tax receivable agreement.
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
SEPTEMBER 30, 2021

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
The Company recorded its initial estimate of future payments under the tax receivable agreement as a decrease to additional paid-in capital and an increase in the tax receivable agreement liability in the consolidated financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings in the consolidated statements of operations.
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Sculptor Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of September 30, 2021, the estimated future payment under the tax receivable agreement was $183.1 million, which is recorded in the tax receivable agreement liability balance on the consolidated balance sheets.
The table below presents management’s estimate as of September 30, 2021, of the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
October 1, 2021 to December 31, 2021	$20,035
2022	15,903
2023	27,821
2024	21,954
2025	26,098
2026	31,729
Thereafter	39,552
Total Payments	$183,092
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
SEPTEMBER 30, 2021

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
Investment Commitments
The Company has unfunded capital commitments of $70.7 million to certain funds it manages. Approximately $48.6 million of these commitments will be funded by contributions to the Company from certain employees and executive managing directors. The Company expects to fund these commitments over the approximately next seven years. In addition, certain current and former executive managing directors of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $32.2 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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
Additionally, the Company has agreements with certain of the funds it manages to reimburse certain expenses in excess of an agreed-upon cap. During the three and nine months ended September 30, 2021 and 2020 these amounts were not material.
17. SUBSEQUENT EVENTS
Dividend
On November 3, 2021, the Company announced a cash dividend of $0.28 per Class A Share. The dividend is payable on November 22, 2021, to holders of record as of the close of business on November 15, 2021.

Exchange of Group A Units for Class A Shares and Cash
On November 3, 2021 the Sculptor Operating Partnerships and Sculptor Corp exchanged 993,512 Group A Units held by certain former executive managing directors for a combination of $11.1 million cash and 317,926 Class A shares, equating to an execution price of $19.68 per Group A Unit. In addition, 534,969 Group A-1 Units held by such former executive managing directors were cancelled. The agreement to exchange such Group A Units was entered into on November 1, 2021 and was completed on November 3, 2021. The Class A Shares were issued in a transaction exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder to accredited investors (as such term is defined in Regulation D).

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
2020 Credit Agreement
On September 25, 2020, we entered into a new financing facility, the 2020 Credit Agreement, consisting of (i) a senior secured term loan facility in an initial aggregate principal amount of $320.0 million (the “2020 Term Loan”) and (ii) a senior secured revolving credit facility in an initial aggregate principal amount of $25.0 million (the “2020 Revolving Credit Facility”). Upon the closing of the 2020 Credit Agreement in the fourth quarter of 2020, we used the proceeds from the 2020 Term Loan to repay in full our existing 2018 Term Loan and Debt Securities, as well as to redeem the 2019 Preferred Units in full, which allowed us to capture $62.3 million of negotiated discounts available under the Debt Securities and the 2019 Preferred Units. In connection with the 2020 Credit Agreement, we issued warrants to purchase approximately 4.3 million Class A Shares and provided the counterparty a seat on our Board of Directors. Through September 30, 2021, we voluntarily prepaid an aggregate of $225.0 million of the 2020 Term Loan, leaving a balance of $95.0 million, which is due at maturity. As a result of the prepayments, we are no longer subject to the cash sweep or financial maintenance covenants other than the $20.0 billion minimum fee-paying assets under management covenant. The 2020 Revolving Credit Facility remains undrawn and available for working capital and general corporate purposes. Please see “—Liquidity and Capital Resources” for additional information.
Overview of Our Financial Results
We reported a GAAP net loss attributable to Class A Shareholders of $4.3 million in the third quarter of 2021, compared to net income of $8.0 million for the third quarter of 2020, and GAAP net loss of $2.8 million in the first nine months of 2021, compared to a net loss of $45.5 million in the first nine months of 2020.
The increase in net loss attributable to Class A Shareholders for the third quarter of 2021 was primarily due to lower incentive income, higher general, administrative and other expenses which included a right-of-use asset impairment loss and write-off of associated fixed assets and leasehold improvements, change in the fair value of warrant liabilities, and lower gains on investments, partially offset by lower compensation and benefits expenses, higher management fees, and lower interest expense.

The decrease in net loss attributable to Class A Shareholders for the first nine months of 2021 was primarily due to legal provisions incurred in 2020, higher revenues, net gains on investments, lower salary and benefits expenses, lower professional services expenses, and lower equity-based compensation, partially offset by change in the fair value of warrant liabilities, higher income tax expense, losses on early retirement of debt, and higher bonus expense. Please see “—Results of Operations” for detailed discussion of the drivers of our results.
Economic Income was $44.0 million for the third quarter of 2021, compared to $42.4 million for the third quarter of 2020. This increase was primarily due to higher management fees and lower compensation and benefits expenses, partially offset by lower incentive income.
Economic Income was $160.1 million in the first nine months of 2021, compared to a loss of $39.5 million in the first nine months of 2020. This increase was primarily due to legal provisions incurred in 2020, higher incentive income and management fees, lower salaries and benefits expense, and lower professional services expenses, partially offset by higher bonus expense.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $37.5 billion as of September 30, 2021. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $24.9 billion, comprising 66% of our total assets under management as of September 30, 2021. This amount excludes assets under management that had initial commitment periods of three years or longer and subsequently moved to shorter commitment periods at the end of their initial commitment period.
Assets under management in our multi-strategy funds totaled $11.5 billion as of September 30, 2021, increasing $1.5 billion, or 15%, year-over-year. This change was primarily driven by performance-related appreciation of $1.4 billion.
Sculptor Master Fund generated a gross return of 10.5% and a net return of 7.4% year-to-date through September 30, 2021. The fund profited predominately from positions within corporate credit, structured credit, and convertible and derivative arbitrage. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the Sculptor Master Fund.
Assets under management in our dedicated credit products totaled $21.7 billion as of September 30, 2021, increasing $337.7 million, or 2%, year-over-year. Assets under management in our opportunistic credit funds totaled $6.5 billion as of September 30, 2021, increasing $491.7 million, or 8%, year-over-year. This was driven by $1.1 billion of performance-related appreciation, partially offset by $579.5 million of net outflows, and $21.4 million of distributions in our closed-end opportunistic credit funds.
Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 18.3% and a net return of 14.4% year-to-date through September 30, 2021. The fund continued to see contributions to performance from exposure added in the depths of the dislocation. Corporate credit led performance from additional positive developments across a variety of our largest process driven investments in both the U.S. and Europe. The portfolio benefited from the successful progression of a number of long-term restructurings where we had added to our exposure over the past year at and near pricing lows.
Assets under management in Institutional Credit Strategies totaled $15.1 billion as of September 30, 2021, decreasing $154.0 million, or 1%, year-over-year. This was driven primarily by the wind down and redemption of certain of our CLOs, and changes in underlying collateral value and distributions, partially offset by the launch of four CLOs.
Assets under management in our real estate funds totaled $4.3 billion as of September 30, 2021, decreasing $366.1 million, or 8%, year-over-year primarily due to $936.3 million of distributions and other reductions, primarily related to Sculptor Real Estate Credit Fund I and Sculptor Real Estate Fund III, as both of these funds’ respective investment periods have expired.

This was partially offset by $563.5 million of net inflows driven by the launch of several Sculptor Real Estate Fund IV co-investment vehicles and additional capital called into Sculptor Real Estate Credit Fund I. Since inception through September 30, 2021, the gross internal rate of return (“IRR”) was 28.0% and 18.6% net for Sculptor Real Estate Fund III (for which the investment period ended in September 2019). Since inception through September 30, 2021, the gross IRR was 17.8% and 12.3% net for Sculptor Real Estate Credit Fund I.
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
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of September 30, 2021, approximately 3% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 54% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Three Months Ended September 30, 2021
	June 30, 2021	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(1)	September 30, 2021

	(dollars in thousands)
Multi-strategy funds	$11,305,792	$(42,392)	$—	$193,142	$—	$11,456,542
Credit
Opportunistic credit funds	6,467,414	(66,337)	(6,639)	138,453	—	6,532,891
Institutional Credit Strategies	15,654,998	445,433	(825,308)	163	(138,311)	15,136,975
Real estate funds	4,375,845	78,285	(118,247)	(3,833)	—	4,332,050
Total	$37,804,049	$414,989	$(950,194)	$327,925	$(138,311)	$37,458,458

	Three Months Ended September 30, 2020
	June 30, 2020	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(1)	September 30, 2020

	(dollars in thousands)
Multi-strategy funds	$9,401,759	$(54,445)	$—	$605,980	$—	$9,953,294
Credit
Opportunistic credit funds	5,880,126	93,403	(177,918)	245,548	—	6,041,159
Institutional Credit Strategies	15,399,296	33	(194,562)	531	85,669	15,290,967
Real estate funds	4,736,544	669	(44,818)	5,770	—	4,698,165
Other	770	—	(770)	—	—	—
Total	$35,418,495	$39,660	$(418,068)	$857,829	$85,669	$35,983,585

	Nine Months Ended September 30, 2021
	December 31, 2020	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(1)	September 30, 2021

	(dollars in thousands)
Multi-strategy funds	$10,504,024	$155,000	$(759)	$798,277	$—	$11,456,542
Credit
Opportunistic credit funds	6,287,777	(490,748)	(17,600)	753,462	—	6,532,891
Institutional Credit Strategies	15,697,827	1,480,827	(1,593,850)	580	(448,409)	15,136,975
Real estate funds	4,308,648	456,705	(431,070)	(2,233)	—	4,332,050
Total	$36,798,276	$1,601,784	$(2,043,279)	$1,550,086	$(448,409)	$37,458,458

	Nine Months Ended September 30, 2020
	December 31, 2019	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(1)	September 30, 2020

	(dollars in thousands)
Multi-strategy funds	$9,332,118	$(372,659)	$(17,819)	$1,011,654	$—	$9,953,294
Credit
Opportunistic credit funds	6,025,306	286,165	(177,933)	(92,379)	—	6,041,159
Institutional Credit Strategies	15,710,319	406,755	(813,438)	224	(12,893)	15,290,967
Real estate funds	3,393,876	1,422,774	(114,087)	(4,398)	—	4,698,165
Other	8,311	20	(8,331)	—	—	—
Total	$34,469,930	$1,743,055	$(1,131,608)	$915,101	$(12,893)	$35,983,585
_______________
(1)Includes the effects of changes in the par value of the underlying collateral of the CLOs, foreign currency translation changes in the measurement of assets under management of our European CLOs and changes in the portfolio appraisal value for aircraft securitization vehicles.
In the nine months ended September 30, 2021, assets under management increased by $660.2 million, driven by performance-related appreciation of $1.6 billion, net inflows of $1.6 billion, distributions and other reductions of $2.0 billion, and a decrease of $448.4 million primarily due to the effects of changes in par value of underlying collateral of the CLOs. The net inflows were comprised of (i) $2.9 billion of gross inflows, driven by $1.5 billion in Institutional Credit Strategies, due to the launch of additional CLOs, $956.5 million in multi-strategy funds, primarily driven by inflows into the Sculptor Master Fund, and $456.7 million in real estate funds, primarily due to the launch of several Sculptor Real Estate Fund IV co-investment vehicles; and (ii) $1.3 billion of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds. Distributions and other reductions of $2.0 billion were driven primarily by $1.6 billion of distributions from Institutional Credit Strategies as a result of the wind down and redemption of certain of our CLOs, and $431.1 million of distributions from our real estate funds as a result of realizations in our real estate funds. In 2021, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from high net worth and family offices, sovereign wealth and corporates, and pensions, while pensions and fund-of-funds were the largest source of gross outflows.
As of November 1, 2021, estimated assets under management decreased to $37.2 billion, driven by $431.7 million of distributions and other reductions to investors in certain funds, paydowns in our CLOs and a wind down of one of our CLOs, as well as $69.0 million of net outflows. These decreases were partially offset by $243.9 million of performance-related appreciation.

In the nine months ended September 30, 2020, assets under management increased by $1.5 billion. Our funds experienced performance-related appreciation of $915.1 million and net inflows of $1.7 billion. The net inflows were comprised of (i) $2.8 billion of gross inflows, driven by $1.4 billion in real estate funds, primarily due to additional closes of Sculptor Real Estate Fund IV, $641.3 million in opportunistic credit funds, and $436.9 million in Institutional Credit Strategies, primarily driven by a launch of an aircraft securitization vehicle; and (ii) $1.0 billion of gross outflows due to redemptions, primarily in our multi-strategy and open-ended credit funds. Additionally, our funds experienced distributions and other reductions of $1.1 billion, driven primarily by Institutional Credit Strategies, as there was a decrease in the number of aircraft serving as collateral in certain of our aircraft securitization vehicles for which we act as collateral manager. In 2020, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from corporate and other institutions, pensions, and private banks, while pensions were the largest source of gross outflows.
Weighted-Average Assets Under Management and Average Management Fee Rates
The table below presents our weighted-average assets under management and average management fee rates. Weighted-average assets under management exclude the impact of third quarter investment performance for the periods presented, as these amounts generally do not impact management fees calculated for those periods. The average management fee rates presented below take into account the effect of non-fee paying assets under management. Our average management fee may vary from period to period based on the mix of products that comprise our assets under management. The average management fee rates below consider management fees on Economic Income basis. For reconciliations of our non-GAAP measures to the respective

GAAP measures, please see “—Economic Income Reconciliations” at the end of this MD&A.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Weighted-average assets under management	$37,428,049	$35,215,556	$36,712,865	$34,448,513
Average management fee rates	0.76%	0.72%	0.77%	0.70%
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
The return information presented represents, where applicable, the composite performance of all feeder funds that comprise each of the master funds presented. Gross return information is generally calculated using the total return of all feeder funds, net of all fees and expenses except management fees and incentive income of such feeder funds and master funds and the returns of each feeder fund include the reinvestment of all dividends and other income. Net return information is generally calculated as the gross returns less management fees and incentive income. Return information that includes Special Investments excludes incentive income on unrealized gains attributable to such investments, which could reduce returns at the time of realization. Special Investments and initial public offering investments are not allocated to all investors in the funds, and investors that were not allocated Special Investments and initial public offering investments may experience materially different returns.
Multi-Strategy Funds
Sculptor’s multi-strategy funds invest in high-conviction investment ideas across asset classes, regions and investment strategies. Our primary focus is on idiosyncratic opportunities where return drivers are less sensitive to market direction.
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 1.00% to 2.00% annually of assets under management. For the third quarter of 2021, our multi-strategy funds had an average management fee rate of 1.26%.
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

			Returns for the Nine Months Ended September 30,				Annualized Returns Since Inception Through September 30, 2021
	Assets Under Management as of September 30,		2021		2020
	2021	2020	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Sculptor Master Fund(1)	$10,476,043	$9,136,360	10.5%	7.4%	16.8%	12.4%	16.8%	(2)	11.7%	(2)
Sculptor Enhanced Master Fund	970,031	787,563	7.6%	5.2%	15.7%	11.7%	15.0%		10.4%
Other funds	10,468	29,371	n/m	n/m	n/m	n/m	n/m		n/m
	$11,456,542	$9,953,294
_______________
n/m not meaningful
(1)The returns for the Sculptor Master Fund exclude Special Investments. Special Investments in the Sculptor Master Fund are held by investors representing a small percentage of assets under management in the fund. Inclusive of these Special Investments, the returns of the Sculptor Master Fund for the nine months ended September 30, 2021 were 10.9% gross and 7.9% net, for the nine months ended September 30, 2020 were 15.8% gross and 11.6% net, and annualized since inception through September 30, 2021 were 16.5% gross and 11.5% net.
(2)The annualized returns since inception are those of the Sculptor Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Sculptor Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of September 30, 2021, the annualized returns since the Sculptor Master Fund’s inception on January 1, 1998 were 13.6% gross and 9.3% net excluding Special Investments and 13.3% gross and 9.1% net inclusive of Special Investments.
Assets under management in our multi-strategy funds increased $1.5 billion, or 15%, year-over-year, primarily due to performance-related appreciation of $1.4 billion. In 2021, the largest sources of gross inflows into our multi-strategy funds were from high net worth and family offices and sovereign wealth and corporates, while the largest sources of gross outflows were attributable to pensions and high net worth and family offices.
In the first nine months of 2021, the Sculptor Master Fund generated a gross return of 10.5% and a net return of 7.4%. The fund profited predominately from positions within corporate credit, structured credit, and convertible and derivative arbitrage.
In the first nine months of 2020, the Sculptor Master Fund generated a gross return of 16.8% and a net return of 12.4%. Our active repositioning of the portfolio and capital deployment through the depths of the COVID-19 pandemic in the second and third quarter of 2020, was instrumental in driving returns. All of Sculptor Master Fund’s strategies have generated positive performance during the period.

Credit

	Assets Under Management as of September 30,
	2021	2020

	(dollars in thousands)
Opportunistic credit funds	$6,532,891	$6,041,159
Institutional Credit Strategies	15,136,975	15,290,967
	$21,669,866	$21,332,126
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.75% to 1.75% annually of the net asset value of these funds. For the third quarter of 2021, our opportunistic credit funds had an average management fee rate of 0.82%.
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

			Returns for the Nine Months Ended September 30,				Annualized Returns Since Inception Through September 30, 2021
	Assets Under Management as of September 30,		2021		2020
	2021	2020	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Sculptor Credit Opportunities Master Fund(1)	$2,321,291	$1,888,511	18.3%	14.4%	-5.6%	-7.5%	14.2%	10.1%
Customized Credit Focused Platform	3,878,535	3,279,505	See below for return information on our Customized Credit Focused Platform.
Closed-end opportunistic credit funds	333,065	349,006	See below for return information on our closed-end opportunistic credit funds.
Other funds	—	524,137	n/m	n/m	n/m	n/m	n/m	n/m
	$6,532,891	$6,041,159
_______________
n/m not meaningful
(1)The returns for the Sculptor Credit Opportunities Master Fund exclude Special Investments. Special Investments in the Sculptor Credit Opportunities Master Fund are held by investors representing a small percentage of assets under management in the fund. Inclusive of these Special Investments, the returns of the Sculptor Credit Opportunities Master Fund for the nine months ended September 30, 2021 were 18.3% gross and 14.5% net, for the nine months ended September 30, 2020 were -6.0% gross and -7.7% net, and annualized since inception through September 30, 2021 were 13.8% gross and 9.9% net.

Assets under management in our opportunistic credit funds increased by $491.7 million, or 8%, year-over-year. This was driven primarily by $1.1 billion of performance-related appreciation, partially offset by $579.5 million of net outflows.
In the first nine months of 2021, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 18.3% and a net return of 14.4%. The fund continued to see contributions to performance from exposure added in the depths of the dislocation. Corporate credit led performance from additional positive developments across a variety of our largest process driven investments in both the U.S. and Europe. The portfolio benefited from the successful progression of a number of long-term restructurings where we had added to our exposure over the past year at and near pricing lows.
In the first nine months of 2020, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of -5.6% and a net return of -7.5%. The negative returns were primarily driven by the corporate credit strategies, partially offset by positive performance in structured credit.

Our Customized Credit Focused Platform invests in a flexible credit mandate across the credit spectrum to allow timely investments as market conditions change and dislocate.

	Weighted Average Return for the Nine Months Ended September 30,(2)				Inception to Date as of September 30, 2021
	2021		2020		IRR		Net Invested Capital Multiple(5)
Customized Credit Focused Platform	Gross	Net	Gross	Net	Gross(3)	Net(4)
Opportunistic Credit Performance(1)	17.8%	14.1%	3.1%	2.3%	16.0%	12.3%	2.6x
_______________
(1)Performance presented is for the opportunistic credit strategies in the Customized Credit Focused Platform. As of September 30, 2021, approximately 95% of the invested capital in the Customized Credit Focused Platform is invested in the Platform’s opportunistic credit strategies.
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

	Assets Under Management as of September 30,		Inception to Date as of September 30, 2021
	2021	2020	Total Commitments	Total Invested Capital(1)	Gross IRR(2)	Net IRR(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Sculptor European Credit Opportunities Fund (2012-2015)	$—	$—	$459,600	$305,487	15.7%	11.8%	1.5x
Sculptor Structured Products Domestic Fund II (2011-2014)	8,534	15,986	326,850	326,850	19.4%	15.3%	2.1x
Sculptor Structured Products Offshore Fund II (2011-2014)	8,125	14,659	304,531	304,531	16.8%	13.1%	1.9x
Sculptor Structured Products Offshore Fund I (2010-2013)	3,373	4,315	155,098	155,098	23.8%	19.1%	2.1x
Sculptor Structured Products Domestic Fund I (2010-2013)	4,184	3,957	99,986	99,986	22.6%	18.0%	2.0x
Other funds	308,849	310,089	309,000	140,739	n/m	n/m	n/m
	$333,065	$349,006	$1,655,065	$1,332,691
_______________
n/m not meaningful
(1)Represents funded capital commitments net of recallable distributions to investors.
(2)Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of September 30, 2021, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.
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
Assets under management for Institutional Credit Strategies are generally based on the par value of the collateral and cash held for CLOs and CBO, and adjusted portfolio values for our aircraft securitization vehicles. However, assets under management are reduced for any investments in these securitization vehicles held by our other funds to avoid double counting these assets. Management fees for Institutional Credit Strategies generally range from 0.25% to 0.50% annually of assets under management. For the third quarter of 2021, Institutional Credit Strategies had an average management fee rate of 0.42% gross of rebates on cross-investments from other funds we manage (0.32% net of such rebates). These average rates exclude the net impact of deferred subordinated management fees.
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

	Most Recent Launch or Refinancing Year		Assets Under Management as of September 30,
		Deal Size	2021	2020

		(dollars in thousands)
Collateralized loan obligations	2017	$2,269,082	$1,610,120	$1,643,275
	2018	6,920,173	6,106,647	6,601,668
	2019	1,115,396	463,456	1,073,495
	2020	1,868,287	1,703,807	1,433,921
	2021	4,680,601	3,964,836	3,209,415
		16,853,539	13,848,866	13,961,774

Aircraft securitization vehicles	2018	696,000	447,999	475,415
	2019	1,128,000	323,089	381,680
	2020	472,732	171,372	183,122
		2,296,732	942,460	1,040,217

Collateralized bond obligation	2019	349,550	273,987	274,632
Other funds	n/a	n/a	71,662	14,344
		$19,499,821	$15,136,975	$15,290,967
Assets under management in Institutional Credit Strategies totaled $15.1 billion as of September 30, 2021, decreasing $154.0 million, or 1%, year-over-year. The year-over-year decrease in assets under management in Institutional Credit Strategies was driven primarily by the wind down and redemption of certain of our CLOs, and changes in underlying collateral value and distributions, partially offset by the launch of four CLOs. In 2021 we priced seven refinancing transactions in our existing CLOs extending the maturity of these transactions, but often at lower average net fees. Refinancing CLOs produces further returns for the CLO subordinated note holders.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.
Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds, exclusive of co-investment vehicles, generally range from 0.50% to 1.50% annually of assets under management, however, management fees for Sculptor Real Estate Credit Fund I are based on invested capital both during and after the investment period. For the third quarter of 2021, our real estate funds, inclusive of co-investment vehicles, had an average management fee rate of 0.79%.
The tables below present assets under management, investment performance and other information for our real estate funds. The amounts included within “other funds” below mainly relate to co-investment vehicles. Our real estate funds generally follow an American-style waterfall, whereby incentive income may be paid to us after a fund investment is realized if a fund investor receives distributions in excess of the capital contributed for such investment, as well as a preferential return on such investment, which is generally 6% to 10%. Upon each subsequent realization, incentive income, which is generally 20% of realized profits, is recalculated based on the cumulative realized profits in excess of the preferential return attributable to each investor over the life of the fund. Once the investment performance has exceeded the preferential rate, we may receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the realized net profits attributable to investors in these funds.

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

	Assets Under Management as of September 30,
	2021	2020

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund II (2011-2014)	$26,148	$60,550
Sculptor Real Estate Fund III (2014-2019)	332,515	474,133
Sculptor Real Estate Fund IV (2019-2023)	2,593,280	2,593,233
Sculptor Real Estate Credit Fund I (2015-2020)	354,588	730,931
Co-investment and other funds	1,025,519	839,318
	$4,332,050	$4,698,165

	Inception to Date as of September 30, 2021
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$408,081	$386,298	$847,612	25.5%	16.1%	2.2x	$386,298	$847,612	25.5%	2.2x
Sculptor Real Estate Fund II	839,508	762,588	1,585,106	32.8%	21.6%	2.1x	762,588	1,585,106	32.8%	2.1x
Sculptor Real Estate Fund III	1,500,000	1,101,784	1,898,503	28.0%	18.6%	1.7x	889,483	1,619,875	32.1%	1.8x
Sculptor Real Estate Fund IV(7)	2,596,024	382,017	541,207	n/m	n/m	n/m	161,730	268,404	n/m	n/m
Sculptor Real Estate Credit Fund I	736,225	624,633	755,111	17.8%	12.3%	1.2x	274,660	364,726	20.6%	1.3x
Co-investment and other funds	1,334,402	914,128	1,119,844	n/m	n/m	n/m	188,232	333,798	n/m	n/m
	$7,414,240	$4,171,448	$6,747,383				$2,662,991	$5,019,521

	Unrealized Investments as of September 30, 2021
	Invested Capital	Total Value	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$—	$—	—
Sculptor Real Estate Fund II	—	—	—
Sculptor Real Estate Fund III	212,301	278,628	1.3x
Sculptor Real Estate Fund IV(7)	220,287	272,802	n/m
Sculptor Real Estate Credit Fund I	349,973	390,385	1.1x
Co-investment and other funds	725,896	786,046	n/m
	$1,508,457	$1,727,861
_______________
n/m not meaningful
(1)An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.
(2)Invested capital represents total aggregate contributions made for investments by the fund.
(3)Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of September 30, 2021. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of September 30, 2021.
(4)Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of September 30, 2021, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.
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
Assets under management in our real estate funds totaled $4.3 billion as of September 30, 2021, decreasing $366.1 million, or 8%, year-over-year due to $936.3 million of distributions and other reductions, primarily related to Sculptor Real Estate Credit Fund I and Sculptor Real Estate Fund III, as both of these funds’ respective investment periods have expired. This was partially offset by net inflows of $563.5 million, primarily due to the launch of several Sculptor Real Estate Fund IV co-investment vehicles and additional capital called into Sculptor Real Estate Credit Fund I. Our real estate funds continue to deploy capital and generate strong returns with an 18.6% annualized net return in Sculptor Real Estate Fund III and 12.3% annualized net return in Sculptor Real Estate Credit Fund I.

Longer-Term Assets Under Management
As of September 30, 2021, approximately 66% of our assets under management were subject to initial commitment periods of three years or longer, excluding assets under management that had initial commitment periods of three years or longer and subsequently moved to shorter commitment periods at the end of their initial commitment period. The table below presents the amount of these assets under management.

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Multi-strategy funds	$719,790	$463,681
Credit
Opportunistic credit funds	4,705,373	4,250,444
Institutional Credit Strategies	15,121,877	15,683,304
Real estate funds	4,332,049	4,308,648
	$24,879,089	$24,706,077
Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. These amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information.
The table below presents the changes in the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues during nine months ended September 30, 2021:

	December 31, 2020	Recognized Incentive Income	Performance	September 30, 2021
	(dollars in thousands)
Multi-strategy funds	$14,932	$(3,844)	$11,735	$22,823
Credit
Opportunistic credit funds	14,925	(2,961)	102,798	114,762
Real estate funds	98,371	(14,833)	31,458	114,996
	$128,228	$(21,638)	$145,991	$252,581
Accrued unrecognized incentive income associated with longer-term assets increased by $124.4 million during the nine months ended September 30, 2021. We generated an additional $146.0 million of accrued unrecognized incentive income due to our strong fund performance and recognized $21.6 million of incentive income in the the period.
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
General, Administrative and Other. General, administrative and other expenses are comprised of professional services, occupancy and equipment, information processing and communications, recurring placement and related service fees, business development, insurance, impairment of right-of-use lease assets, foreign currency transaction gains and losses, and other miscellaneous expenses. Legal settlements and provisions are also included within general, administrative and other.
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
Net Gains on Investments. Net gains on investments primarily consist of realized and unrealized net gains and losses on investments in our funds, including investments in U.S. government obligations, CLOs and other funds we manage.
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

Results of Operations
Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
Net (Loss) Income Attributable to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders	$(4,338)	$8,017	$(2,817)	$(45,489)
Refer below for the discussion of the contributing factors to changes in Net (Loss) Income Attributable to Class A Shareholders from the prior year periods.
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Management fees	$76,820	$68,053	$227,391	$195,389
Incentive income	27,031	41,525	134,379	89,085
Other revenues	1,786	2,316	5,145	7,693
Income of consolidated funds	—	58	3	90
Total Revenues	$105,637	$111,952	$366,918	$292,257
Total revenues for the quarter-to-date period were $105.6 million, decreasing $6.3 million, primarily due to the following:
•An $8.8 million increase in management fees, primarily due to the following:
•Multi-strategy funds. A $6.3 million increase in multi-strategy funds due to higher average assets under management.
•Institutional Credit Strategies. A $1.6 million increase in Institutional Credit Strategies primarily due to the recovery of $2.3 million of previously deferred subordinated management fees in the third quarter of 2021, compared to the deferral of $1.7 million of subordinated management fees in the third quarter of 2020. This increase was partially offset by decreases driven by a reduction in assets under management in certain of our CLOs due to distributions, as well as the redemption of a CLO in the second quarter of 2021.
See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $14.5 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $5.6 million decrease in incentive income from our multi-strategy funds, which was driven by a $5.2 million decrease in incentive income from assets under management subject to a one-year measurement period.
•Opportunistic credit funds. A $6.8 million decrease in incentive income from our opportunistic credit funds, which was driven by a $16.3 million decrease in incentive income from longer-term assets under management, partially offset by an $8.3 million increase related to fund investor redemptions and a $1.2 million increase in incentive income from assets under management subject to a one-year measurement period.

•Real Estate funds. A $2.1 million decrease in incentive income from our real estate funds, primarily due to lower realizations, as these will vary from period to period based on exit opportunities.
•A $530 thousand decrease in other revenues driven by a decrease in interest income due to lower interest rates.
Total revenues for the year-to-date period were $366.9 million, increasing $74.7 million, primarily due to the following:
•A $32.0 million increase in management fees, primarily due to the following:
•Multi-strategy funds. A $19.4 million increase in multi-strategy funds due to higher average assets under management.
•Opportunistic credit funds. A $5.7 million increase in opportunistic credit funds due to higher average assets under management in the Sculptor Credit Opportunities Master Fund, as well as higher average fee-paying assets under management in certain of our open-ended credit funds. These increases were partially offset due to the liquidation of one of our open-ended credit funds in the fourth quarter of 2020.
•Institutional Credit Strategies. A $9.7 million increase in Institutional Credit Strategies due to the recovery of $5.5 million of previously deferred subordinated management fees in the first nine months of 2021, compared to the deferral of $8.3 million of subordinated management fees in the prior year period, as well as the launches of additional CLOs in 2021. These increases were partially offset by decreases driven by: (i) a reduction in assets under management in certain of our CLOs due to distributions; (ii) a decrease in the portfolio appraisal value for certain of our aircraft securitization vehicles; and (iii) the redemption of a CLO in the second quarter of 2021.
•Real Estate Funds. A $2.8 million decrease in real estate funds due to lower management fees from Real Estate Fund III and related co-investment vehicles due to lower average assets under management, driven by realizations, as well as lower management fees from Real Estate Fund IV as a result of management fees in the prior year including amounts retroactively applied to the initial commitment period for new commitments that came into the fund in 2020 upon final closing in the second quarter of 2020.
See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $45.3 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $39.1 million increase in incentive income from our multi-strategy funds, which was driven by strong fund performance, resulting in the following increases: (i) a $22.4 million increase in incentive income from assets under management subject to a one-year measurement period; (ii) a $9.7 million increase in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management; (iii) a $6.0 million increase in incentive income from longer-term assets under management; and (iv) a $1.0 million increase related to fund investor redemptions.
•Opportunistic credit funds. A $1.9 million decrease in incentive income from our opportunistic credit funds, primarily driven by a $16.6 million decrease in incentive income from longer-term assets under management and a $5.1 million decrease in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management. These decreases were partially offset by a $10.2 million increase in incentive income related to fund investor redemptions and an $8.8 million increase in incentive income from assets under management subject to a one-year measurement period.
•Real estate funds. An $8.1 million increase in incentive income from our real estate funds, due to a $5.0 million increase in realizations, primarily from Sculptor Real Estate Fund II, and a $3.2 million increase in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management.
•A $2.5 million decrease in other revenues driven by a decrease in interest income due to lower interest rates.

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Compensation and benefits	$53,078	$65,030	$201,759	$197,739
Interest expense	3,277	4,488	12,280	14,944
General, administrative and other	39,672	26,465	92,070	203,786
Expenses of consolidated funds	—	34	2	53
Total Expenses	$96,027	$96,017	$306,111	$416,522
Total expenses for the quarter-to-date period were $96.0 million, remaining relatively flat, primarily due to the following:
•A $13.2 million increase in general, administrative and other expense primarily driven by a $13.3 million increase in occupancy and equipment expense, driven by the recognition of an $11.2 million impairment loss on a right-of-use asset and a $2.3 million loss incurred on the write-off of leasehold improvements related to the sublease transaction described in Note 6. This increase was partially offset by $2.0 million of legal provision accruals incurred in the prior year period.
•An offsetting $12.0 million decrease in compensation and benefits expenses primarily driven by a $6.8 million decrease in equity-based compensation due to: (i) a $2.4 million decrease in RSUs amortization driven by the accelerated vesting of certain RSUs in the second quarter of 2021 as a result of separation-related compensation for a departing executive; (ii) a $2.0 million decrease in amounts related to Group P Units as a result of the related service period ending during 2020; (iii) a $1.4 million decrease in amounts related to Group E Units, as the remaining units are being amortized on an accelerated basis (i.e., each tranche is being amortized over its respective service period), resulting in decreasing expenses in each subsequent vesting year on these awards; and (iv) a $976 thousand decrease in amounts related to PSUs, as a result of the departure of a former executive. In addition, bonus expense decreased by $3.3 million due to lower guaranteed and discretionary bonus accruals, partially offset by higher deferred cash compensation grants. Lastly, salaries and benefits decreased by $1.9 million, as our worldwide headcount decreased to 336 as of September 30, 2021, from 359 as of September 30, 2020.
•An offsetting $1.2 million decrease in interest expense primarily due to lower average outstanding debt balance.
Total expenses for the year-to-date period were $306.1 million, decreasing $110.4 million, primarily due to the following:
•A $111.7 million decrease in general, administrative and other expenses primarily driven by: (i) $118.9 million of legal provision accruals in the prior year; (ii) a $6.6 million decrease in professional services expenses, driven by lower legal and accounting fees; and (iii) reductions across various other operating expense categories, driven by travel restrictions and employees working from home.
•A $2.7 million decrease in interest expense, primarily due to lower average outstanding debt balance.
•An offsetting $4.0 million increase in compensation and benefits expenses primarily driven by a $17.8 million increase in bonus expense due to: (i) separation-related compensation for a departing executive; (ii) an increase in deferred cash compensation grants; and (iii) higher real estate incentive income profit sharing expense driven by realizations from Sculptor Real Estate Fund II. These increases were partially offset by lower guaranteed and discretionary bonus accruals. The increase in bonus expense was partially offset by a $7.5 million decrease in salaries and benefits, as our worldwide headcount decreased to 336 as of September 30, 2021, from 359 as of September 30, 2020. Further, driving the decrease in salaries and benefits was the capitalization of $1.9 million of certain internal software implementation costs, as we continue to invest in technology to enhance future operational efficiencies. In addition, equity-based compensation expense decreased by $6.3 million primarily due to: (i) a $10.2 million decrease in amounts related to Group E Units, as the remaining units are being amortized on an accelerated basis (i.e., each tranche is being amortized over its respective service period), resulting in decreasing expenses in each subsequent vesting year on these awards; and (ii) a $6.4 million decrease in amounts related to Group P Units as a result of the related service period ending during 2020. These decreases were partially offset by an $11.7 million increase in RSUs amortization primarily due to acceleration of the compensation cost as a result of separation-related compensation for a departing executive.
Other (Loss) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Changes in fair value of warrant liabilities	$(12,710)	$—	$(50,885)	$—
Changes in tax receivable agreement liability	(39)	—	(18)	278
Net losses on retirement of debt	—	—	(30,198)	(693)
Net gains on investments	5,068	8,157	16,685	3,266
Total Other (Loss) Income	$(7,681)	$8,157	$(64,416)	$2,851

Total other (loss) income for the quarter-to-date period was a loss of $7.7 million, decreasing by $15.8 million, and for the year-to-date period was a loss of $64.4 million, decreasing $67.3 million, which resulted from the following:
•Changes in fair value of warrant liabilities. The amounts in 2021 for both the quarter-to-date and year-to-date periods are the result of an increase in the fair value of warrants to purchase our Class A Shares that were issued in connection with the 2020 Credit Agreement. The change was primarily due to the increase in our Class A Share price, an adjustment to the exercise price due to dividends, and the change in risk-free rate from the issuance date of the warrants to September 30, 2021.
•Changes in tax receivable agreement liability. The amounts in 2021 and 2020 are both a result of changes in projected future tax rates impacting the anticipated liability under the tax receivable agreement.
•Net losses on retirement of debt. No losses on retirement of debt were incurred in the quarter-to-date periods in 2021 or 2020. The year-to-date amount in 2021 was primarily related to the $224.4 million prepayment of amounts outstanding under the 2020 Term Loan and a $19.9 million repayment of a CLO Investment Loan, while the amount in 2020 was primarily related to the $36.5 million repayment of amounts outstanding under the 2018 Term Loan. These amounts were comprised of unamortized discounts and deferred financing costs that were proportionately written-off in connection with these repayments.
•Net gains on investments. For both the quarter-to-date and year-to-date periods, the amounts in 2021 and 2020 represent investment income on our equity method investments, risk retention investments in CLOs and U.S. government obligations. Investment income for the current quarter-to-date period decreased by $3.1 million from the prior year quarter-to-date period, primarily due to lower investment income from equity method and CLOs investments, partially offset by higher income on treasuries. Investment income for the year-to-date period increased by $13.4 million from the prior year-to-date period, due to higher gains across all of our investments categories.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Income taxes	$8,653	$9,397	$19,985	$(17,971)
Income tax expense for the quarter-to-date period was $8.7 million, decreasing by $744 thousand, and for the year-to-date period was $20.0 million, increasing by $38.0 million. Income tax expense was lower for the quarter-to-date period primarily due to decreased profitability, and income tax expense was higher for the year-to-date period due to increased profitability and the change in fair value of warrant liabilities that is non-deductible for tax purposes.
Net (Loss) Income Attributable to Noncontrolling Interests
The following table presents the components of the net (loss) income attributable to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Group A Units	$(2,553)	$4,494	$(22,416)	$(62,973)
Other	167	(101)	1,639	(579)
Total	$(2,386)	$4,393	$(20,777)	$(63,552)
Net (loss) income attributable to noncontrolling interests for the quarter-to-date period was $2.4 million, decreasing by $6.8 million, and net loss allocated to noncontrolling interests was $20.8 million, decreasing by $42.8 million for the year-to-date period. During the Distribution Holiday, net income earned by any Sculptor Operating Partnership is allocated 100% to Sculptor Capital Management, Inc., while losses are allocated on a pro rata basis among the Group A Units (noncontrolling interests) and Sculptor Capital Management, Inc. as described in Note 3.
For the first nine months of 2021, Sculptor Capital LP, which earns most of our management fees and incurs most of our operating expenses, generated a lower loss than in the prior year period, as management fees were higher and operating expenses were lower in 2021 compared to 2020 for the year-to-date period. For the quarter-to-date period, Sculptor Capital LP, generated slightly lower net income allocated to the Group A Units compared to the prior year period. Sculptor Capital Advisors II LP, along with Sculptor Capital Advisors LP, earn most of our incentive income. For both the third quarter and the first nine months of 2021, Sculptor Capital Advisors LP generated losses that were allocated on a pro rata basis among the Group A Units (noncontrolling interests) and Sculptor Capital Management, Inc. For both the third quarter and the first nine months of 2021, Sculptor Capital Advisors II LP generated net income, and therefore we allocated 100% of its income to Sculptor Capital Management, Inc.
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

•Equity-based compensation expenses, depreciation and amortization expenses, changes in fair value of warrant liabilities, changes in the tax receivable agreement liability, net losses on retirement of debt, gains and losses on fixed assets, gains and losses on investments in funds, and impairment on right-of-use lease assets, as management does not consider these items to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.
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
Our non-GAAP financial measures should not be considered alternatives to our GAAP net income allocated to Class A Shareholders or cash flow from operations, or as indicative of liquidity or the cash available to fund operations. Our non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
Economic Income (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Economic Income	$44,049	$42,428	$160,096	$(39,514)
Refer below for the discussion of the contributing factors to changes in Economic Income from the prior year periods.
Economic Income Revenues (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Economic Income Basis
Management fees	$71,675	$63,477	$211,648	$179,771
Incentive income	27,031	41,548	134,380	89,121
Other revenues	1,786	2,316	5,145	7,693
Total Economic Income Revenues	$100,492	$107,341	$351,173	$276,585
Economic Income revenues for the quarter-to-date period were $100.5 million, decreasing $6.8 million, primarily due to the following:
•An $8.2 million increase in management fees, driven primarily by the following:
•Multi-strategy funds. A $5.7 million increase due to higher average assets under management.
•Institutional Credit Strategies. A $1.6 million increase due to the recovery of $2.3 million of previously deferred subordinated management fees in the third quarter of 2021, compared to the deferral of $1.7 million of subordinated management fees in the third quarter of 2020. This increase was partially offset by decreases driven by a reduction in assets under management in certain of our CLOs due to distributions, as well as the redemption of a CLO in the second quarter of 2021.
See “—Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $14.5 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $5.6 million decrease in incentive income from our multi-strategy funds, which was driven by a $5.2 million decrease in incentive income from assets under management subject to a one-year measurement period.
•Opportunistic credit funds. A $6.8 million decrease in incentive income from our opportunistic credit funds, which was driven by a $16.3 million decrease in incentive income from longer-term assets under management, partially offset by an $8.3 million increase related to fund investor redemptions and a $1.2 million increase in incentive income from assets under management subject to a one-year measurement period.

•Real Estate funds. A $2.1 million decrease in incentive income from our real estate funds, which was driven by lower realizations, as these will vary from period to period based on exit opportunities.
•A $530 thousand decrease in other revenues driven by a decrease in interest income due to lower interest rates.
Economic Income revenues for the year-to-date period were $351.2 million, increasing $74.6 million, primarily due to the following:
•A $31.9 million increase in management fees, driven primarily by the following:
•Multi-strategy funds. A $16.8 million increase due to higher average assets under management.
•Opportunistic credit funds. A $5.8 million increase due to higher average assets under management in the Sculptor Credit Opportunities Master Fund, as well as higher average fee-paying assets under management in certain of our open-ended credit funds. These increases were partially offset due to the liquidation of one of our open-ended credit funds in the fourth quarter of 2020.
•Institutional Credit Strategies. A $9.6 million increase due to the recovery of $5.5 million of previously deferred subordinated management fees in the first nine months of 2021, compared to the deferral of $8.3 million of subordinated management fees in the prior year period, as well as the launches of additional CLOs in 2021. These increases were partially offset by decreases driven by: (i) a reduction in assets under management in certain of our CLOs due to distributions; (ii) a decrease in the portfolio appraisal value for certain of our aircraft securitization vehicles; and (iii) the redemption of a CLO in the second quarter of 2021.
•A $45.3 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $39.1 million increase in incentive income from our multi-strategy funds, which was driven by strong fund performance, resulting in the following increases: (i) a $22.4 million increase in incentive income from assets under management subject to a one-year measurement period; (ii) a $9.7 million increase in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management; (iii) a $6.0 million increase in incentive income from longer-term assets under management; and (iv) a $1.0 million increase related to fund investor redemptions.
•Opportunistic credit funds. A $1.9 million decrease in incentive income from our opportunistic credit funds, primarily driven by a $16.6 million decrease in incentive income from longer-term assets under management and a $5.1 million decrease in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management. These decreases were partially offset by a $10.2 million increase in incentive income related to fund investor redemptions and an $8.8 million increase in incentive income from assets under management subject to a one-year measurement period.
•Real estate funds. An $8.1 million increase in incentive income from our real estate funds, due to a $5.0 million increase in realizations, primarily from Sculptor Real Estate Fund II, and a $3.2 million increase in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income on longer-term assets under management.

•A $2.5 million decrease in other revenues driven by a decrease in interest income due to lower interest rates.
Economic Income Expenses (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$34,445	$41,338	$122,768	$122,378
Interest expense	3,038	3,657	11,256	11,462
General, administrative and other expenses	18,960	19,917	57,053	182,259
Total Economic Income Expenses	$56,443	$64,912	$191,077	$316,099
Economic Income expenses for the quarter-to-date period were $56.4 million, decreasing $8.5 million, primarily due to the following:
•A $6.9 million decrease in compensation and benefits expenses, driven by a $5.0 million decrease in bonus expense, primarily due to lower guaranteed and discretionary bonus accruals, and a $1.9 million decrease in salaries and benefits, as our worldwide headcount decreased to 336 as of September 30, 2021, from 359 as of September 30, 2020.
•A $1.0 million decrease in general, administrative and other expenses primarily driven by $2.0 million of legal provision accruals incurred in the prior year period, partially offset by a $648 thousand increase in legal fees.
•A $619 thousand decrease in interest expense primarily driven by lower average outstanding debt balance.
Economic Income expenses for the year-to-date period were $191.1 million, decreasing $125.0 million, primarily due to the following:
•A $125.2 million decrease in general, administrative and other expenses primarily driven by: (i) $118.9 million of legal provision accruals in the prior year; (ii) a $6.6 million decrease in professional services expenses, driven by lower legal and accounting fees; and (iii) reductions across various other operating expense categories, driven by travel restrictions and employees working from home.
•Compensation and benefits expenses remained relatively flat year-over-year, driven by various offsetting items, including a $7.9 million increase in bonus expense, primarily due to: (i) separation-related compensation for a departing executive; (ii) higher real estate incentive income profit sharing expense driven by realizations from Sculptor Real Estate Fund II; and (iii) an increase in deferred cash compensation grants. These increases were partially offset by lower guaranteed and discretionary bonus accruals. The increase in bonus expense was partially offset by a $7.5 million decrease in salaries and benefits, as our worldwide headcount decreased to 336 as of September 30, 2021, from 359 as of September 30, 2020. Further, driving the decrease in salaries and benefits was the capitalization of $1.9 million of certain internal software implementation costs, as we continue to invest in technology to enhance future operational efficiencies.
•Interest expense remained relatively flat year-over-year, primarily due to interest accruals on the 2020 Term Loan, partially offset by interest no longer accruing on the 2018 Term Loan or Debt Securities, as these were repaid in full in the fourth quarter of 2020 in connection with the closing of the 2020 Term Loan.

Liquidity and Capital Resources
Overview
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned from our funds.
We ended the quarter with $143.0 million of unrestricted cash and cash equivalents, $241.6 million of longer-term U.S. government obligations (Treasury bills) and $45.9 million of management fees and incentive income receivable (the majority of which will be collected in the fourth quarter of 2021). We also have access to an additional $25.0 million through our undrawn 2020 Revolving Credit Facility.
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
•Repurchase Class A Shares or Sculptor Operating Group Units.
•Pursue new investment opportunities.
•Develop new distribution channels.
•Pay dividends.
Recent Developments
In the nine months ended September 30, 2021, we repaid $224.4 million of the 2020 Term Loan, leaving a balance of $95.0 million.
In September 2021, we subleased a portion of our New York City office space. As a result of the sublease, we expect to save $14.3 million of rent costs through the lease maturity in 2029.
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

Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”). As of September 30, 2021, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Sculptor Operating Group assets, we expected to pay our executive managing directors and the Ziffs approximately $183.1 million. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. See Note 16 to our consolidated financial statements for additional details.
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

Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2021 and 2020. We did not declare a dividend in respect of the first three quarters of 2020 in respect of earnings for the first three quarters. Dividends are generally declared and paid in the quarter following the quarter to which they relate. For example, the dividend paid on November 22, 2021, was in respect of earnings for the third quarter of 2021. We paid no related cash distributions to our executive managing directors on their Sculptor Operating Group Units in the respective periods as a result of the Distribution Holiday.

	Class A Shares
Payment Date	Record Date	Dividend per Share
August 24, 2021	August 17, 2021	$0.54
May 25, 2021	May 18, 2021	$0.30
March 4, 2021	February 25, 2021	$2.35
March 3, 2020	February 25, 2020	$0.53
On November 3, 2021, we announced a cash dividend of $0.28 per Class A Share. The dividend is payable on November 22, 2021, to holders of record as of the close of business on November 15, 2021.
In connection with the Recapitalization, we and our executive managing directors agreed to a “Distribution Holiday” on the Group A Units, Group E Units, Group P Units and certain RSUs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income is realized and (y) April 1, 2026. During the Distribution Holiday, dividends may continue to be paid on our Class A Shares. As of September 30, 2021, we have generated a total of $510.4 million of Distribution Holiday Economic Income, compared to the target of $600.0 million.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the nine months ended September 30, 2021 and 2020 was $457.1 million and $112.1 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments in CLO’s, less cash used for operating expenses, including interest paid on our debt obligations.
Net cash flows from operating activities for the nine months ended September 30, 2021 increased from the prior year period due to higher year-end incentive income earned in 2020 than in 2019, a large portion of the 2020 incentive was collected in the beginning of 2021, as compared to year-end incentive income earned in 2019, a large portion of which was collected in the beginning of 2020. Additionally, in the current year period as compared to the prior year period, we collected more incentive income from our real estate funds. These increases in operating cash flows were partially offset by higher discretionary bonuses in 2020, which were paid in the first quarter of 2021, as compared to discretionary bonuses in 2019, which were paid in the first quarter of 2020.

Investing Activities. Net cash from investing activities for the nine months ended September 30, 2021 and 2020 was $(214.8) million, and $(20.1) million, respectively. Investing cash outflows in 2021 and 2020 primarily related to purchases of U.S. government obligations and investments made in our funds, partially offset by maturities and sales of U.S. government obligations.
Financing Activities. Net cash from financing activities for the nine months ended September 30, 2021 and 2020 was $(283.8) million, and $(43.6) million, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and proceeds from repurchase agreements used to finance risk retention investments in our CLOs. Distributions to our executive managing directors on their Group A Units (prior to the Distribution Holiday), are also included in net cash from financing activities.
In the nine months ended September 30, 2021, we repaid $224.4 million of the 2020 Term Loan and a $19.9 million CLO Investment Loan. In the nine months ended September 30, 2020, we repaid $36.5 million of the 2018 Term Loan. Additionally, in the nine months ended September 30, 2021, we entered into $45.9 million of repurchase agreements to finance or refinance risk retention investments in our European CLOs.
We paid dividends of $77.0 million to our Class A Shareholders in the nine months ended September 30, 2021, compared to dividends of $11.6 million to our Class A Shareholders in the nine months ended September 30, 2020. No distributions were made to our executive managing directors in the nine months ended September 30, 2021 or September 30, 2020, as a result of the Distribution Holiday.
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
As of September 30, 2021, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 38% within Level I; approximately 44% within Level II; and approximately 18% within Level III. As of December 31, 2020, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 35% within Level I; approximately 48% within Level II; and approximately 17% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
The Valuation Committee has assigned the responsibility of performing price verification and related quality controls in accordance with the valuation policy to the Valuation Controls Group. The Valuation Controls Group’s other responsibilities include the following: overseeing the collection and evaluation of counterparty prices, broker-dealer quotations, exchange prices and pricing information provided by independent pricing services. Additionally, the Valuation Controls Group is responsible for performing back testing by comparing prices observed in executed transactions to valuations provided by independent pricing service providers on a monthly basis; performing stale pricing analysis on a monthly basis; performing due diligence reviews on independent pricing services on an annual basis; and recommending changes in valuation policies to the Valuation Committee. The Valuation Controls Group also verifies that indicative broker quotations used to value certain investments are representative of fair value through procedures such as comparison to independent pricing services, back testing procedures, review of stale pricing reports and performance of other due diligence procedures as may be deemed necessary.
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
Substantially all of our deferred income tax assets relate to the goodwill and other intangible assets deductible for tax purposes by Sculptor Corp that arose in connection with the purchase of Group A Units with proceeds from the 2007 Offerings, subsequent exchanges of Group A Units for Class A Shares and subsequent payments made under the tax receivable agreement, in addition to any related net operating loss carryforward. In accordance with relevant provisions of the Code, we expect to take these goodwill and other intangible deductions over the 15-year period following the 2007 Offerings and subsequent exchanges, as well as an additional 20-year loss carryforward period available to us for net operating losses generated prior to 2018 and indefinite carryforward period for net operating losses generated beginning in 2018, in order to fully realize the deferred income tax assets. Our analysis of whether we expect to have sufficient future taxable income to realize these deductions is based solely on estimates over this period.
Sculptor Corp generated taxable income of $91.2 million for the nine months ended September 30, 2021, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $848.8 million over the remaining two-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available for expiring losses, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize the deferred income tax assets.
To generate $848.8 million in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $36.9 billion as of October 1, 2021, we would need to generate a minimum compound annual growth rate in assets under management of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimates, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of September 30, 2021, we had $243.1 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $153.5 million of net operating losses available to be carried forward without expiration. Additionally, $173.6 million of net operating losses are available to offset future taxable income for state income tax purposes and $169.8 million for local income tax purposes that will expire between 2035 and 2041.
Based on the analysis set forth above, as of September 30, 2021, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $9.8 million has been established for these items.
Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
No changes to GAAP that went into effect during the nine months ended September 30, 2021, are expected to substantively impact our future trends.
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

Economic Income Reconciliations
The tables below present the reconciliations of total Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A:

	Three Months Ended September 30,
	2021	2020

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders—GAAP	$(4,338)	$8,017
Change in redemption value of Preferred Units	—	2,285
Net (Loss) Income Allocated to Sculptor Capital Management, Inc.—GAAP	(4,338)	10,302
Net (loss) income allocated to Group A Units	(2,553)	4,494
Equity-based compensation, net of RSUs settled in cash	11,170	17,972
Adjustment to recognize deferred cash compensation in the period of grant	6,493	4,996
2020 Term Loan and Debt Securities non-cash discount accretion	239	831
Income taxes	8,653	9,397
Changes in fair value of warrant liabilities	12,710	—
Net gains on investments	(5,068)	(8,158)
Impairment of right-of-use asset	11,240	—
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	970	724
Changes in tax receivable agreement liability	39	—
Depreciation, amortization and net gains and losses on fixed assets	4,130	1,442
Other adjustments	364	428
Economic Income—Non-GAAP	$44,049	$42,428

	Nine Months Ended September 30,
	2021	2020

	(dollars in thousands)
Net Loss Attributable to Class A Shareholders—GAAP	$(2,817)	$(45,489)
Change in redemption value of Preferred Units	—	5,598
Net Loss Allocated to Sculptor Capital Management, Inc.—GAAP	(2,817)	(39,891)
Net loss allocated to Group A Units	(22,416)	(62,973)
Equity-based compensation, net of RSUs settled in cash	53,394	60,011
Adjustment to recognize deferred cash compensation in the period of grant	21,230	13,109
2020 Term Loan and Debt Securities non-cash discount accretion	1,024	3,482
Income taxes	19,985	(17,971)
Changes in fair value of warrant liabilities	50,885	—
Net losses on retirement of debt	30,198	693
Net gains on investments	(16,685)	(3,266)
Impairment of right-of-use asset	11,240	—
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	4,367	2,241
Changes in tax receivable agreement liability	18	(278)
Depreciation, amortization and net gains and losses on fixed assets	7,439	5,379
Other adjustments	2,234	(50)
Economic Income—Non-GAAP	$160,096	$(39,514)
Economic Income Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Management fees—GAAP	$76,820	$68,053	$227,391	$195,389
Adjustment to management fees(1)	(5,145)	(4,576)	(15,743)	(15,618)
Management Fees—Economic Income Basis—Non-GAAP	71,675	63,477	211,648	179,771

Incentive income—Economic Income Basis—GAAP	27,031	41,525	134,379	89,085
Adjustment to incentive income(2)	—	23	1	36
Incentive Income—Economic Income Basis—GAAP and Non-GAAP	27,031	41,548	134,380	89,121

Other Revenues—Economic Income Basis—GAAP and Non-GAAP	1,786	2,316	5,145	7,693
Total Revenues—Economic Income Basis—Non-GAAP	$100,492	$107,341	$351,173	$276,585
_______________
(1)Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense.
(2)Adjustment to exclude the impact of eliminations related to the consolidated funds.

Economic Income Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)

Compensation and benefits—GAAP	$53,078	$65,030	$201,759	$197,739
Adjustment to compensation and benefits(1)	(18,633)	(23,692)	(78,991)	(75,361)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$34,445	$41,338	$122,768	$122,378

Interest expense—GAAP	$3,277	$4,488	$12,280	$14,944
Adjustment to interest expense(2)	(239)	(831)	(1,024)	(3,482)
Interest Expense—Economic Income Basis—Non-GAAP	$3,038	$3,657	$11,256	$11,462

General, administrative and other expenses—GAAP	$39,672	$26,465	$92,070	$203,786
Adjustment to general, administrative and other expenses(3)	(20,712)	(6,548)	(35,017)	(21,527)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$18,960	$19,917	$57,053	$182,259
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
(3)Adjustment to exclude depreciation, amortization, losses on fixed assets, and impairment of right-of-use lease assets as management does not consider these items to be reflective of our operating performance. Additionally, recurring placement and related service fees are excluded, as management considers these fees a reduction in management fees, not an expense.

Distribution Holiday Economic Income Reconciliation
The table below presents the reconciliation of Distribution Holiday Economic Income to net income (loss) attributable to Class A Shareholders from October 1, 2018, to September 30, 2021.

From October 1, 2018 to September 30, 2021
(dollars in thousands)
Net income attributable to Class A shareholders	$218,302
Change in redemption value of Preferred Units	(37,412)
Net Income Allocated to Sculptor Capital Management, Inc.	180,890
Net loss allocated to Group A Units	(72,965)
Equity-based compensation, net of RSUs settled in cash	272,339
Adjustment to recognize deferred cash compensation in the period of grant	(13,792)
2020 Term Loan and Debt Securities non-cash discount accretion	19,746
Income taxes	142,241
Changes in fair value of warrant liabilities	58,433
Net losses on retirement of debt	41,584
Net gains on investments	(29,346)
Impairment of right-of-use asset	11,240
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(2,429)
Changes in tax receivable agreement liability	(4,422)
Depreciation, amortization and net gains and losses on fixed assets	25,611
Other adjustments	3,619
Less: Dividends paid on 2019 Preferred Units	(6,952)
Less: Dividends to Class A Shareholders declared with respect to such periods	(115,355)
Distribution Holiday Economic Income—Non-GAAP	$510,442

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
The amount of our assets under management in our multi-strategy and opportunistic credit funds is generally based on net asset value (plus unfunded commitments in certain cases). A 10% change in the fair value of the net assets held by our funds as of September 30, 2021 and December 31, 2020, would have resulted in a change of approximately $1.7 billion and $1.6 billion, respectively, in assets under management. Assets under management for our real estate funds and securitization vehicles are not based on net asset value.
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
A hypothetical 10% decline in the fair value of the net assets held by our funds would have resulted in a reduction of management fees by approximately $15.2 million in the nine months ended September 30, 2021 and $12.7 million in nine months ended September 30, 2020.
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
Exchange Rate Risk
Changes in currency rates will impact the carrying value of financial instruments denominated in currencies other than the U.S. dollar. We hold certain cash and risk retention investments in the European CLOs as well as related financing (CLO Investments Loans and repurchase agreements) denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. Additionally, a portion of our operating expenses and management fees are denominated in non-U.S. dollar currencies. We manage our exposure to exchange rate risks through our regular operating activities, wherein we may align foreign currency payments and receipts, and when appropriate, through the use of derivative financial instruments to economically hedge certain foreign currency exposure, although the impact of these were not material in nine months ended September 30, 2021 and 2020.
We estimate that as of September 30, 2021 and 2020, a hypothetical 10% weakening or strengthening of the U.S. dollar against all foreign currency rates would not have a material direct impact on our revenues, net income attributable to Class A Shareholders or Economic Income. The impact on cash flows from financial instruments would be insignificant.
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movement in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The funds may seek to hedge resulting currency exposure through borrowings in foreign currencies or through the use of derivative financial instruments.
Interest Rate Risk
Borrowings under the 2020 Term Loan and our investments in CLOs accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. We estimate that as of September 30, 2021 and 2020, a hypothetical one percentage increase or decrease in variable interest rates would not have a material direct impact on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the third quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

Exchange of Group A Units for Class A Shares and Cash
On November 3, 2021 the Sculptor Operating Partnerships and Sculptor Corp exchanged 993,512 Group A Units held by certain former executive managing directors for a combination of $11.1 million cash and 317,926 Class A shares, equating to an execution price of $19.68 per Group A Unit. In addition, 534,969 Group A-1 Units held by such former executive managing directors were cancelled. The agreement to exchange such Group A Units was entered into on November 1, 2021 and was completed on November 3, 2021. The Class A Shares were issued in a transaction exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder to accredited investors (as such term is defined in Regulation D).

Item 6. Exhibits

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the three months ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith

**	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5, 2021

SCULPTOR CAPITAL MANAGEMENT, INC.

By:	/s/ Dava Ritchea
Dava Ritchea
Chief Financial Officer and Executive Managing Director