Form 10-K
period 2021-12-31
Sculptor Capital Management, Inc.
filed 2022-02-25
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was approximately $600.4 million. As of February 17, 2022, there were 26,508,154 Class A Shares, 5,249,768 of Restricted Class A Shares and 33,613,029 Class B Shares outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement for the 2022 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant's definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SCULPTOR CAPITAL MANAGEMENT, INC.

i

Defined Terms

2007 Offerings	Refers collectively to our IPO and the concurrent private offering of approximately 3.81 million Class A Shares to DIC Sahir Limited, a wholly owned indirect subsidiary of Dubai Holdings LLC.

Accrued but unrecognized incentive income	Accrued but unrecognized incentive income (“ABURI”) is the amount of incentive income accrued at the fund level on longer-term AUM that has not yet been recognized in our revenues. These amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds.

active executive managing directors	Executive managing directors who remain active in our business.

Advisers Act	Investment Advisers Act of 1940, as amended.

Assets Under Management
Assets Under Management (“AUM”) refers to the assets of the funds to which we provide investment management, advisory or certain other investment-related services. Specifically:
a.AUM for our multi-strategy and opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments, if applicable.
b.AUM for Institutional Credit Strategies are generally based on the amount of equity outstanding for CLOs and CBOs (during the warehouse period) and the par value of the collateral assets and cash held (after warehouse period). For aircraft securitization vehicles, AUM are based on the adjusted portfolio appraisal values for the aircraft collateral within the securitization. AUM are reduced for any investments in these CLOs and securitization vehicles held by our other funds.
c.AUM for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. AUM are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds.
d.AUM for the special purpose acquisition company (“SPAC”) sponsored by us includes the proceeds raised in the initial public offering that are currently held in a trust for use in a business combination.

AUM includes amounts that are not subject to management fees, incentive allocation or other amounts earned on AUM, including without limitation, investments by the Company, its executive managing directors, employees and certain other related parties. Our calculation of AUM may differ from the calculations of other asset managers, and as a result, may not be comparable to similar measures presented by other asset managers. Our calculations of AUM are not based on any definition set forth in the governing documents of the investment funds and are not calculated pursuant to any regulatory definitions.

Class A Shares	Our Class A Shares, representing Class A common stock of Sculptor Capital Management, Inc., which are publicly traded and listed on the NYSE.

Class B Shares	Class B Shares of Sculptor Capital Management, Inc., which are not publicly traded, are currently held solely by our executive managing directors and have no economic rights but entitle the holders thereof to one vote per share together with the holders of our Class A Shares.

CLOs	Collateralized loan obligations.

the Company, Sculptor Capital, the firm, we, us, our	Refers, unless the context requires otherwise, to the Registrant and its consolidated subsidiaries, including the Sculptor Operating Group.

Distribution Holiday	The Sculptor Operating Partnerships initiated a distribution holiday (the “Distribution Holiday”) on the Group A Units, Group E Units and Group P Units and on certain RSUs and RSAs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income is realized and (y) April 1, 2026. Holders of Group A Units, Group E Units and Group P Units and certain RSUs and RSAs, do not receive distributions during the Distribution Holiday.

Distribution Holiday Economic Income	Distribution Holiday Economic Income is the cumulative amount of Economic Income earned since October 1, 2018, less any dividends paid to Class A Shareholders or on the now-retired Preferred Units. Distribution Holiday Economic Income is a non-GAAP measure that is defined in the agreements of limited partnership of the Sculptor Operating Partnerships and is being presented to provide an update on the progress made toward the $600.0 million target required to exit the Distribution Holiday.

Economic Income
Economic Income is a non-GAAP measure of pre-tax operating performance that excludes the following from our results on a GAAP basis: noncontrolling interests, equity based compensation expense, net of cash settled RSUs, depreciation and amortization expenses, components of our other income (loss), non-cash interest expense accretion on debt, and amounts related to consolidated entities, in addition, expenses related to incentive income profit-sharing arrangements are generally recognized at the same time the related incentive income revenue is recognized. The fair value of RSUs that are settled in cash to employees or executive managing directors, where the number of RSUs to be settled in cash is not certain at the time of grant, is included as an expense at the time of settlement. Where the number of RSUs to be settled in cash is certain on the grant date, the expense is recognized during the performance period to which the award relates. Similarly, deferred cash compensation is expensed in full during the performance period to which the award relates for Economic Income, rather than over the service period for GAAP. Further, impairment of right-of-use lease assets is excluded from Economic Income at the time the impairment is recognized for GAAP and the impact is then amortized over the lease term for Economic Income. Additionally, rent expense is offset by subrental income as management evaluates rent expenses on a net basis.

Exchange Act	Securities Exchange Act of 1934, as amended.

executive managing directors	The current executive managing directors of the Company, and, except where the context requires otherwise, also includes certain executive managing directors who are no longer active in our business.

funds	The multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles for which we provide asset management services, as well as the SPAC we sponsor.

GAAP	U.S. generally accepted accounting principles.

Group A Units	Refers collectively to one Class A operating group unit in each of the Sculptor Operating Partnerships. Group A Units are limited partner interests held by our executive managing directors.

Group A-1 Units	Refers collectively to one Class A-1 operating group unit in each of the Sculptor Operating Partnerships. Group A-1 Units are limited partner interests held by our executive managing directors.

Group B Units	Refers collectively to one Class B operating group unit in each of the Sculptor Operating Partnerships. Group B Units are limited partner interests held by Sculptor Corp.

Group E Units	Refers collectively to one Class E operating group unit in each of the Sculptor Operating Partnerships. Group E Units are limited partner interests held by our executive managing directors.

Group P Units	Refers collectively to one Class P operating group unit in each of the Sculptor Operating Partnerships. Group P Units are limited partner interests held by our executive managing directors.

Institutional Credit Strategies
Our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs, aircraft securitization vehicles, collateralized bond obligations, and other customized solutions.

IPO	Our initial public offering of 3.6 million Class A Shares that occurred in November 2007.

Longer-term AUM	AUM from investors that are subject to initial commitment periods of three years or longer. Investors with longer-term AUM may have less than three years remaining in their commitment period. This excludes AUM that had initial commitment periods of three years or longer and subsequently moved to shorter commitment periods at the end of their initial commitment period.

NYSE	New York Stock Exchange.

Partner Equity Units	Refers collectively to the Group A Units, Group E Units and Group P Units.

Preferred Units	One Class A cumulative preferred unit in each of the Sculptor Operating Partnerships collectively represents one “Preferred Unit.” Certain of our executive managing directors collectively owned 100% of the Preferred Units. Preferred Units issued in 2016 and 2017 are, collectively, referred to as “2016 Preferred Units.” Preferred Units issued in 2019 are referred to as “2019 Preferred Units.” We redeemed in full the Preferred Units in the fourth quarter of 2020, and as of December 31, 2020 and 2021 there were no Preferred Units outstanding.

PSUs	Class A performance-based RSUs.

Recapitalization	Refers to the recapitalization of our business that occurred in February 2019. As part of the Recapitalization, a portion of the interests held by our active and former executive managing directors were reallocated to existing members of senior management. In addition, we restructured the previously outstanding senior debt and Preferred Units.

Registrant	Sculptor Capital Management, Inc., a Delaware corporation.

RSAs	Refers to restricted Class A Shares that were first granted in December 2021, and may be granted from time to time.

RSUs	Class A restricted share units.

Sculptor Corp	Sculptor Capital Holding Corporation, a Delaware corporation.

Sculptor Operating Group	Refers collectively to the Sculptor Operating Partnerships and their consolidated subsidiaries.

Sculptor Operating Group Units	Refers collectively to Sculptor Operating Group A, B, E, and P Units.

Sculptor Operating Partnerships	Refers collectively to Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP.

SEC	U.S. Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

SPAC	Refers to special purpose acquisition company.

Special Investments	Investments that we, as investment manager, believe lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance.

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
We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions, including the impact of public health crises, such as the ongoing COVID-19 pandemic; United States (“U.S.”) and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy; the outcome of third-party litigation involving us; the consequences of the Foreign Corrupt Practices Act settlements with the SEC and the U.S. Department of Justice (the “DOJ”) and any claims or negative publicity arising therefrom or from matters involving the Company’s founding CEO; whether the Company realizes all or any of the anticipated benefits from the Recapitalization and other related transactions; whether the Recapitalization and other related transactions result in any increased or unforeseen costs, indemnification obligations or have an impact on our ability to retain or compete for professional talent or investor capital; conditions impacting the alternative asset management industry; our ability to retain existing investor capital; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our active executive managing directors, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; the anticipated benefits of changing the Registrant’s tax classification from a partnership to a corporation and subsequently converting from a limited liability company to a corporation; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.

If one or more of these or other risks or uncertainties materialize, or if our assumptions or estimates prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors are not and should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and risks that are included in our filings with the SEC, including but not limited to those described in Item 1A. Risk Factors.
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
•Damage to our reputation could harm our business.
•The uncertainty surrounding the ongoing COVID-19 pandemic, including the length and severity of its impact on global economic activity may adversely affect our business.
•Our indebtedness may restrict our current and future operations.
•The replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions.
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
•National policies in jurisdictions outside the United States could negatively impact our business.
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
•We may enter into new businesses, make future strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties in our business.
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
•Our and our funds’ investments in special purpose acquisition companies, or SPACs, may expose us and our funds to increased risks and liabilities.
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
•We expect to pay more corporate income taxes and may be required to make accelerated payments under the tax receivable agreement as a result of the Corporate Classification Change
•U.S. federal income tax reform could have uncertain effects.
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

PART I
Item 1. Business
Business Description
Sculptor Capital is a leading institutional alternative asset manager, with approximately $37.9 billion in Assets Under Management as of February 1, 2022 and a global presence with offices in New York, London, Hong Kong, and Shanghai. We provide asset management services and investment products across Multi-Strategy, Credit, and Real Estate. We serve our global client base through our commingled funds, separate accounts, and specialized products. Our capabilities span all major geographies and asset classes. Our approach to asset management is based on the same fundamental elements that we have employed since Sculptor Capital was founded in 1994. Our distinctive investment process seeks to generate attractive and consistent risk-adjusted returns across market cycles through a combination of fundamental bottom-up research, a high degree of flexibility, a collaborative team, and integrated risk management. We currently serve a diverse global investor base with investment solutions across core capabilities in multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products and real estate funds.
Multi-Strategy - Our multi-strategy funds invest globally in high-conviction investment ideas across the depth and breadth of global equity, credit and convertible securities and derivatives markets with a mandate to generate strong and consistent risk-adjusted returns across market cycles with a focus on risk management and capital preservation. Our investment strategy benefits from flexible and dynamic capital allocations to the most attractive individual investment opportunities. The strategy primarily focuses on idiosyncratic opportunities where return drivers are less sensitive to the direction of broader financial markets. Through detailed, bottoms-up fundamental analysis and due diligence, we aim to identify investment opportunities where intermediate or long-term value is obscured by attributes such as complexity, corporate events, technical dislocations, or market misunderstandings. Our multi-strategy funds allocate capital across strategies and geographies opportunistically based on market conditions, with no predetermined capital allocations by strategy or asset class. Our investment strategies include Fundamental Equities, Merger Arbitrage, Corporate Credit, Structured Credit and Convertible & Derivative Arbitrage.
Credit - Our credit platform comprises both opportunistic credit and Institutional Credit Strategies. Opportunistic credit focuses on global corporate, structured and private credit markets, with the ability to source both undervalued and dislocated assets in times of market distress and pursue more complex process-driven opportunities during periods of relative calm. This includes investments in distressed businesses, restructurings and bankruptcies. Our investment proposition is a result of our disciplined underwriting of credit fundamentals, a value creation process generally focused on idiosyncratic situations that are less correlated to markets and having a thorough understanding of the market environment that permits the nimble flow of capital across security types dependent on the spread environment. Institutional Credit Strategies invests in performing credit via leveraged loans, high yield bonds, private financing and investment-grade credit and serves clients through CLOs, collateralized bond obligations (“CBOs”), aviation securitizations, commingled products and customized solutions.
Real Estate - Our real estate funds invest in opportunistic real estate private equity and real estate credit in both North America and Europe. Our opportunistic investment approach generates attractive risk-adjusted returns relative to positioning within the capital structure. Our Real Estate business adopts a broader investment mandate than most fund managers, having invested in 26 different traditional and non-traditional asset classes across the debt / equity spectrum. Our business emphasizes preservation of capital and downside protection by seeking to generate attractive current returns through interest income and fees. The real estate funds focus on proprietary sourcing, discretion in deal selection, thorough due diligence, intensive asset management, multiple defined exit strategies and structured downside protection to seek and manage investments.
Our Assets Under Management
Our primary sources of revenues are management fees, which are primarily based on the amount of our Assets Under Management, and incentive income, which is based on the investment performance of our funds. Accordingly, for any given period, our revenues will be driven by the combination of Assets Under Management and the investment performance of our funds. Our Assets Under Management are a function of the capital that is allocated to us by the investors in our funds and the investment performance of our funds. For additional information regarding Assets Under Management, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Assets Under Management and Fund Performance.”
Overview of Our Funds
Multi-Strategy
As of December 31, 2021, Assets Under Management in our multi-strategy funds totaled approximately $11.1 billion, or 29% of our total Assets Under Management. These funds seek to consistently generate strong risk-adjusted returns across market cycles with a focus on risk management and capital preservation. We aim to achieve these objectives by investing in high-conviction investment ideas across asset classes, regions and strategies, with a primary focus on idiosyncratic opportunities where return drivers are less sensitive to direction of broader financial markets. Our investment strategy seeks to benefit from flexible and dynamic capital allocations to the most attractive individual investment opportunities. Sculptor’s investment process combines expert bottom-up fundamental analysis, a dynamic approach to portfolio construction, and a sophisticated and fully integrated risk management effort. The primary investment strategies we employ in our multi-strategy funds include the following:
•Fundamental Equities seeks to generate returns through concentrated positions, both long and short, across global equity markets. The strategy employs a rigorous fundamental research process that draws on resources and knowledge from across the firm to generate investment ideas with medium to long-term time horizons. Our primary focus for long investments is situations where value is being obscured for an attributable reason with a path to value realization. Short positions generally focus on overvalued companies where earnings expectations in the future will be reduced as a result of secular challenges, cyclical headwinds, or a misjudgment of the fundamental earnings power of a business. The strategy’s best-ideas framework is complemented with dynamic hedging at the portfolio level to allow few constraints on net directional exposure.
•Merger Arbitrage pursues a wide array of event-driven situations, with a focus on mergers and acquisitions in the U.S. and Europe. In addition to more-traditional merger arbitrage, the strategy also invests in favorably skewed risk/ reward opportunities in less-followed corporate actions, including exchange offers, unannounced deals, spin-offs, split-offs and hostile cross-border situations with regulatory and geopolitical complexity. Our flexible approach allows us to pursue strategies on a risk-adjusted basis and size them accordingly.
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
•Structured Credit invests in a wide breadth of structured products, with a primary focus in several credit categories, including residential, commercial, corporate, and consumer credit, among others. This strategy aims to provide idiosyncratic and highly differentiated returns through process-driven investments in which value can be extracted through active rights enforcement, litigation, liquidation or restructuring. Our scale, propriety sourcing, collateral underwriting, and ability to analyze complex structures provides a competitive advantage. The strategy also invests in opportunities in areas such as CLO mezzanine debt, CMBS and ABS, pursuing positions that exploit market inefficiencies, misunderstandings and technical factors.
•Convertible and Derivative Arbitrage seeks to exploit the price discrepancies between certain convertible bonds and derivative securities and the underlying equity or other securities to generate strong, stable, and uncorrelated returns. We explore opportunities in traditional convertible arbitrage, mandatory convertible investments, short convertible strategies and relative value opportunities. Within this strategy, we also opportunistically invest in third party SPACs.

The Sculptor Master Fund, our global multi-strategy fund, invests in high-conviction investment ideas across asset classes, regions and strategies, with a primary focus on idiosyncratic opportunities where return drivers are less sensitive to the direction of broader financial markets. The key limitations we consider when selecting and sizing investments are related to our fundamental and quantitative view on the risk/reward, liquidity and availability of the specific investment under evaluation. Sculptor Master Fund generally employs every strategy and geography in which our funds invest and constituted approximately 27% of our Assets Under Management as of December 31, 2021. The investment performance for our other funds may vary from those of the Sculptor Master Fund, and that variance may be material.
The table below sets forth, as of December 31, 2021, the net annualized return, volatility and Sharpe Ratio of the Sculptor Multi-Strategy Composite (as defined below), the HFRI Fund Weighted Composite Index, MSCI World Index and Balanced US 60/40 Index.
Past performance is no indication or guarantee of future results.

Net Annualized Return through December 31, 2021	1 Year	3 Years	5 Years	10 Years	Since Sculptor Multi-Strategy Composite Inception (April 1, 1994)
Sculptor Multi-Strategy Composite(1)	5.0%	13.5%	9.8%	8.3%	11.5%
HFRI Fund Weighted Composite Index(2)	10.2%	10.8%	7.1%	5.8%	7.9%
MSCI World Index(2)	24.7%	22.1%	15.1%	14.3%	8.7%
Balanced U.S. 60/40 Index(2)	10.6%	14.1%	9.5%	8.5%	5.7%
Volatility - Standard Deviation (Annualized)(3)
Sculptor Multi-Strategy Composite(1)	7.7%	9.7%	8.3%	6.7%	6.1%
HFRI Fund Weighted Composite Index(2)	5.0%	8.7%	7.3%	5.9%	6.8%
MSCI World Index(2)	9.3%	16.4%	14.2%	12.3%	13.9%
Balanced U.S. 60/40 Index(2)	6.8%	11.3%	9.9%	8.3%	9.3%
Sharpe Ratio(4)
Sculptor Multi-Strategy Composite(1)	0.63	1.29	1.02	1.13	1.47
HFRI Fund Weighted Composite Index(2)	2.01	1.12	0.79	0.85	0.78
MSCI World Index(2)	2.65	1.29	0.97	1.09	0.43
Balanced U.S. 60/40 Index(2)	1.55	1.17	0.83	0.92	0.33
_______________
(1)The returns shown represent the composite performance of all feeder funds that comprise the Sculptor Master Fund since the inception of the Sculptor Master Fund on January 1, 1998, and are calculated using the total return of all feeder funds net of all fees and expenses and include the reinvestment of all dividends and other income. Since our inception on April 1, 1994 through December 31, 1997, we managed other accounts in a substantially similar manner to the Sculptor Master Fund, and in accordance with our same multi-strategy mandate that was not subject to portfolio investment restrictions or other factors that limited our investment discretion (the “Multi-Strategy Accounts”). The presentation of historical performance information in this table includes the performance of the Multi-Strategy Accounts for those periods prior to January 1, 1998. Performance is calculated using the total return of all such Multi-Strategy Accounts net of all investment fees and expenses of such accounts and include the reinvestment of all dividends and other income. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the Multi-Strategy Accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies we followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion and has varied materially since inception and is expected to vary materially in the future. We refer collectively to the combined returns of the Sculptor Master Fund and Multi-Strategy Accounts as the “Sculptor Multi-Strategy Composite.” We believe that the inclusion of the historical performance of the Multi-Strategy Accounts provides a more complete representation of our historical multi-strategy performance. The returns exclude realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. dollar. The returns for the Sculptor Multi-Strategy Composite exclude Special Investments. Special Investments in the Sculptor Master Fund are held by investors representing a small percentage of Assets Under Management in the fund. Inclusive of these Special Investments, the net returns of the Sculptor Multi-Strategy Composite were 5.7%, 12.9%, 9.3%, and 8.0% for the trailing one, three, five, and ten year periods, respectively; and 11.3% since the Sculptor Multi-Strategy Composite inception.
(2)These comparisons show the returns of the HFRI Fund Weighted Composite Index (HFRIFWI), the MSCI World Index (GDDLWI) and the Balanced US 60/40 Index (VBINX US Equity) and (collectively, the “Broader Market Indices”) against the Sculptor Multi-Strategy Composite. These comparisons are intended solely for illustrative purposes to show a historical comparison of the Sculptor Multi-Strategy Composite to the broader equity markets, as represented by the Broader Market Indices, and should not be considered as an indication of how the Sculptor Master Fund or the feeder funds will perform relative to the Broader Market Indices in the future. The Broader Market Indices are not performance benchmarks of the Sculptor Master Fund or the feeder funds. Neither the Sculptor Master Fund nor the feeder funds are managed to correlate in any way with the returns or composition of the Broader Market Indices, which are unmanaged. It is not possible to invest in an unmanaged index. You should not assume that there is any material overlap between the securities underlying the Sculptor Multi-Strategy Composite and those that comprise the Broader Market Indices. The HFRI Fund Weighted Composite Index is a global equal-weighted index of over 2,000 single-manager funds that report to the HFR Database. Constituent funds report monthly, net of all fees, performance in U.S. dollar and have a minimum of $50.0 million under management or a twelve (12) month track record of active performance. The HFRI Fund Weighted Composite Index does not include Funds of Hedge Funds. The MSCI World Index is a free float-adjusted market capitalization weighted index owned and maintained by MSCI Inc. that is designed to measure the equity market performance of developed markets. The Balanced US 60/40 Index is a Vanguard Fund weighted index that invests roughly 60% in stocks and 40% in bonds by tracking the performance of the CRSP U.S. Total Market Index and Bloomberg Barclays U.S. Aggregate Float Adjusted Index. Returns of the Broader Market Indices have not been reduced by fees and expenses associated with investing in securities and include the reinvestment of dividends.
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
Credit
As of December 31, 2021, we managed approximately $22.4 billion of Assets Under Management in our dedicated credit funds, or 59% of our total Assets Under Management. Our dedicated credit funds comprise our opportunistic credit funds and Institutional Credit Strategies products.
The tables below present returns for our flagship credit funds:

Net Annualized Return through December 31, 2021	1 Year	3 Years	5 Years	10 Years	Since Sculptor Credit Opportunities Master Fund Inception (November 1, 2011)
Sculptor Credit Opportunities Master Fund(1)	17.0%	5.2%	7.0%	10.3%	10.1%
BAML Global High Yield(3)	1.4%	7.6%	5.8%	6.5%	6.3%
HFRX Fixed Income Credit Index(3)	1.4%	6.2%	4.0%	3.3%	3.1%
Volatility - Standard Deviation (Annualized)(3)
Sculptor Credit Opportunities Master Fund(1)	3.0%	14.1%	11.1%	8.7%	8.7%
BAML Global High Yield(3)	3.4%	10.2%	8.2%	7.3%	7.3%
HFRX Fixed Income Credit Index(3)	2.1%	5.8%	4.8%	4.2%	4.2%
Sharpe Ratio(4)
Sculptor Credit Opportunities Master Fund(1)	5.63	0.30	0.52	1.09	1.08
BAML Global High Yield(3)	0.37	0.65	0.56	0.79	0.75
HFRX Fixed Income Credit Index(3)	0.63	0.90	0.56	0.60	0.56

Net Annualized Return through December 31, 2021	1 Year	3 Years	5 Years	10 Years	Since Customized Credit Focused Platform Inception (April 6, 2011)
Customized Credit Focused Platform (weighted average returns)(2)	17.2%	10.7%	11.0%	13.5%	12.7%
BAML Global High Yield(3)	1.4%	7.6%	5.8%	6.5%	6.5%
HFRX Fixed Income Credit Index(3)	1.4%	6.2%	4.0%	3.3%	2.9%
Volatility - Standard Deviation (Annualized)(3)
Customized Credit Focused Platform	2.8%	10.8%	8.6%	7.0%	6.9%
BAML Global High Yield(3)	3.4%	10.2%	8.2%	7.3%	7.9%
HFRX Fixed Income Credit Index(3)	2.1%	5.8%	4.8%	4.2%	4.4%
Sharpe Ratio(4)
Customized Credit Focused Platform	5.96	0.74	0.89	1.66	1.70
BAML Global High Yield(3)	0.37	0.65	0.56	0.79	0.74
HFRX Fixed Income Credit Index(3)	0.63	0.90	0.56	0.60	0.50
(1)The returns for the Sculptor Credit Opportunities Master Fund exclude Special Investments. Special Investments in the Sculptor Credit Opportunities Master Fund are held by investors representing a small percentage of Assets Under Management in the fund. Inclusive of these Special Investments, the net returns of the Sculptor Credit Opportunities Master Fund were 17.3%, 5.3%, 6.7%, and 10.1% for the trailing one, three, five, and ten year periods, respectively; and 9.9% since the fund inception.
(2)Performance presented is for the opportunistic credit strategies in the Customized Credit Focused Platform. As of December 31, 2021, approximately 94% of the invested capital in the Customized Credit Focused Platform is invested in the Platform’s opportunistic credit strategies. Weighted Average Returns reflect the total profit & loss divided by the weighted average capital base, which represents net asset value plus net contributions (distributions) for the period.
(3)These comparisons show the returns of the BAML Global High Yield (“HW00”) and HFRX Fixed Income Credit Index (“HFRXFIC”). The BAML Global High Yield Index tracks the performance of USD, CAD, GBP and EUR denominated below investment grade corporate debt publicly issued in the major domestic or Eurobond markets. The HFRX Fixed Income Credit Index is a credit Index which includes strategies with exposure to credit across a broad continuum of credit sub-strategies, including Corporate, Sovereign, Distressed, Convertible, Asset Backed, Capital Structure Arbitrage, Multi-Strategy and other Relative Value and Event Driven sub-strategies. Investment thesis across all strategies is predicated on realization of a valuation discrepancy between the related credit instruments. Strategies may also include and utilize equity securities, credit derivatives, government fixed income, commodities, currencies or other hybrid securities. The methodology is based on defined and predetermined rules and objective criteria to select and rebalance components to maximize representation of the Hedge Fund Universe.
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
Opportunistic Credit Funds
As of December 31, 2021, we managed approximately $6.4 billion of Assets Under Management in our opportunistic credit funds. These products seek to generate risk-adjusted returns by capturing value in mispriced investments across disrupted, dislocated and distressed corporate, structured and private credit markets globally. As of December 31, 2021, Assets Under Management in the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, totaled $2.1 billion, and Assets Under Management in the Customized Credit Focused Platform totaled $4.0 billion. The remainder of the Assets Under Management in our opportunistic credit products was made up of various open-end and closed-end funds, as well as customized solutions structured to meet our fund investors’ needs.
Institutional Credit Strategies
As of December 31, 2021, we managed approximately $16.1 billion of Assets Under Management in our Institutional Credit Strategies products. Institutional Credit Strategies is our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs, aircraft securitization vehicles, CBOs, and other customized solutions for clients. The Institutional Credit Strategies platform’s fundamental approach is built on capital preservation and rigorous assessment of relative value, proactive portfolio management combined with diversification, cross asset collaboration and integrated risk management.

Real Estate
As of December 31, 2021, we managed approximately $4.5 billion of Assets Under Management in our real estate funds, or 12% of our total Assets Under Management. Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets. Our opportunistic investment approach generates attractive risk-adjusted returns relative to positioning within the capital structure combined with a disciplined risk assessment process. These funds seek to diversify investments across geography, asset types and transaction structures to actively balance the portfolios within each of the funds. Our Real Estate business adopts a broader investment mandate than most fund managers, having invested in 26 different traditional and non-traditional asset classes across the debt/equity spectrum. Our two primary fund series are equity and credit opportunity funds (Sculptor Real Estate and Sculptor Real Estate Credit, respectively). As of December 31, 2021, our real estate funds have invested across 26 different real estate asset classes with 71% of the capital deployed in non-traditional asset classes.
Over time, and in response to changing investment environments, asset pricing bubbles, and significant capital flows driving valuations past peak levels for the traditional asset classes in the major real estate markets, we developed significant experience and capabilities in more non-traditional asset classes. As a result we adopted a broad investment mandate, investing across traditional and niche asset classes along the entire real estate and real estate debt spectrum. Our real estate credit strategy is focused on distressed debt recapitalizations, certain construction lending opportunities, inefficiencies in non-traditional asset classes and attractive risk-adjusted returns in certain sectors with strong fundamentals.
The below table presents returns for select real estate funds:

Life-to-Date Performance (as of December 31, 2021)	Fund I	Fund II	Fund III	Credit Fund I
Gross	25.5%	32.9%	28.0%	18.6%
Net	16.1%	21.7%	18.6%	13.5%
The performance tables provided throughout this “Overview of Our Funds” section are for illustrative purposes only and are not necessarily indicative of the future results of our funds. There can be no assurance that any fund will achieve comparable results. An investment in our Class A Shares is not an investment in any of our funds. See “Item 1A. Risk Factors—Risks Related to Our Business—An investment in our Class A Shares is not an alternative to an investment in any of our funds, and the returns of our funds should not be considered as indicative of any returns expected on our Class A Shares, although poor investment performance of, or lack of capital flows into, the funds we manage could have a materially adverse impact on our revenues and, therefore, the returns on our Class A Shares.”
Investment and Risk Management Process
Our extensive experience and consistent approach to investing and risk management are an essential part of our strong performance history. Risk management is a core element of our investment philosophy and process and plays a crucial role in the strategy and operations of our business. Our investment and risk management processes benefit from our dedicated and experienced teams operating out of our offices worldwide.
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
Our Fund Investors
We focus on developing and maintaining long-term relationships with a global base of institutional investors, which includes many of the largest, most sophisticated investors in the world. Excluding our securitization vehicles within Institutional Credit Strategies products, we currently have over 1,000 investors in our funds, including pensions, sovereign wealth and corporates, high net worth and family office, fund-of-funds, and foundations and endowments. We build transparent, thoughtful, and enduring partnerships with our investors that are grounded in a deep understanding of their objectives and expectations. Our investors value our funds’ consistent performance history, our global investing expertise, our diverse investment strategies and our ability to develop investment capabilities in areas where we see opportunities evolve. As a result, a number of our fund investors invest in more than one of our funds.
Investments by our executive managing directors and employees collectively comprised approximately 2% of our total Assets Under Management as of January 1, 2022. The single largest unaffiliated investor in our funds accounted for approximately 17% of our total Assets Under Management as of January 1, 2022, and the top five unaffiliated fund investors accounted for approximately 42%. Approximately 31% of our Assets Under Management were from investors from outside North America as of January 1, 2022. These percentages, as well as those presented in the chart below, exclude Assets Under Management in our securitization vehicles, which are held by various types of investors.

The following chart presents the composition of our fund investors by type across our funds as of January 1, 2022:

FUND INVESTORS BY TYPE

Sovereign Wealth and Corporates 23%
High Net Worth and Family Offices 21%
Fund-of-Funds 5%
Foundations and Endowments 4%
Related Parties 2%
Pensions 45%

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
•Performance. Our funds have continued to deliver strong investment performance and compound capital for our clients.

•Resilience. We have strengthened the balance sheet providing the firm with stability to weather potential downturns and opportunistically invest in our business to drive future returns for shareholders. We have increased our longer-duration AUM, creating longevity in our asset base and more stable earnings.
•Alignment of interests. Sculptor Capital’s structure is designed to motivate and align the interests of our executive managing directors and employees with those of investors in our funds and our Class A Shareholders. Our 27 active executive managing directors and 57 managing directors (as of December 31, 2021) have a compensation structure that focuses on both individual and firm-wide performance. This structure includes granting a portion of bonus compensation in a combination of equity and deferred cash interests that vest over time.
•One-firm philosophy. Our “one-firm” philosophy promotes a collaborative environment that encourages internal cooperation and cross-functional sharing of information, expertise and transaction experience gained over our 25-year history. We believe this strong collaborative approach is a key differentiator that enhances the success of our firm as a whole and brings to bear our diverse resources and perspectives.
•Synergies among investment strategies. Our investment model is built off of and benefits from full collaboration among our investment team, fostering trust, diverse viewpoints, cross-disciplinary development and critical self-examination. Sculptor’s investment team leadership comprises a group of 17 investment partners who have worked together for an average of 14 years. We believe this approach and the tenure of our investment partners is a central factor in our ability to identify, evaluate and pursue opportunities across a broad range of geographies and capital structures.
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
•Focus on infrastructure. Since inception, Sculptor has been highly committed to building and maintaining a robust infrastructure with an emphasis on strong financial, operational and compliance controls. As of December 31, 2021, of our total 337 professionals, 203 were dedicated to global infrastructure, illustrating our commitment to this important part of our business.
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
Class A Shares.    Class A Shares represent Class A common stock in Sculptor Capital Management, Inc. The holders of Class A Shares are entitled to one vote per share held of record on all matters submitted to a vote of our shareholders and, as of

December 31, 2021, represent 40.8% of our total combined voting power. The holders of Class A Shares are entitled to any distribution declared by our Board of Directors, subject to any statutory or contractual restrictions on the payment of distributions and to any restrictions on the payment of distributions imposed by the terms of any outstanding preferred shares we may issue in the future. Additional Class A Shares are issuable upon the exercise of warrants, as well as exchange of Partner Equity Units, subject to certain vesting and other conditions as discussed below, and upon vesting of equity awards granted under our Amended and Restated 2007 Equity Incentive Plan or 2013 Incentive Plan. The Company also has warrants outstanding to issue an additional 4,338,015 of Class A Shares. See Note 8 for additional details on warrants.
We have also issued RSAs to certain active executive managing directors. RSAs are restricted Class A shares that are not transferable, and are subject to forfeiture, until vesting conditions are met. The RSAs entitle the holders of record to one vote per share on all matters submitted to a vote of our shareholders and, as of December 31, 2021, the RSAs represent 5.8% of our total combined voting power. The RSAs are held solely by active executive managing directors and have no economic rights until they vest upon satisfying a service condition and, when applicable, certain market performance conditions based on achievement of targeted total shareholder return on Class A Shares. RSAs without market performance vesting conditions accrue dividend equivalents in the form of additional RSAs, and RSAs with market performance vesting conditions do not begin to accrue dividend equivalents until the market performance conditions have been achieved.
Class B Shares.    Class B Shares have no economic rights and are not publicly traded, but rather entitle the holders of record to one vote per share on all matters submitted to a vote of our shareholders and, as of December 31, 2021, the Class B Shares represent 53.4% of our total combined voting power. The Class B Shares are held solely by current and former executive managing directors and provide them with a voting interest in Sculptor Capital Management, Inc. commensurate with their economic interest in the Sculptor Operating Group in the form of Group A Units, Group A-1 Units (until a corresponding number of Group E Units (other than Group E-2 Units) have vested), Group E Units (once such Group E Units have vested) and Group P Units (assuming such Group P Units are participating). Each executive managing director holding Group A Units, Group A-1 Units (until a corresponding number of Group E Units (other than Group E-2 Units) have vested), vested Group E Units or Group P Units holds an equal number of Class B Shares. Upon an issuance of Group A Units or Group P Units to an executive managing director or the vesting of such executive managing director’s Group E Units, an equal number of Class B Shares is also issued to such executive managing director. Upon the exchange by an executive managing director of a Partner Equity Unit for a Class A Share as further discussed below, the corresponding Class B Share is canceled. Class B Shares that relate to our Group A-1 Units will be voted pro rata in accordance with the vote of the Class A Shares until a corresponding Group E Unit has vested.
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
Group A Units. Our current and former executive managing directors own 100% of the Group A Units, which as of December 31, 2021, represent a 28.0% equity interest in the Sculptor Operating Group. Currently, Group A Units are

exchangeable for our Class A Shares at the discretion of the Exchange Committee (which consists of the Chief Executive Officer and the Chief Financial Officer of Sculptor Capital Management, Inc.) (or the cash equivalent thereof), on a one-for-one basis, subject to vesting requirements by our executive managing directors, book-up requirements, transfer restrictions and certain exchange rate adjustments for splits, unit distributions and reclassifications. In connection with the Recapitalization, the Sculptor Operating Partnerships initiated a distribution holiday (the “Distribution Holiday”). Holders of Group A Units do not receive distributions on such units during the Distribution Holiday. Each of our executive managing directors may exchange his or her vested and booked-up Group A Units over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions (including, among other things, in connection with the Company’s insider trading policy in respect of affiliate holders and in certain circumstances where the exchange would be likely to impact the Company’s ability to use net operating losses). On the date of the Recapitalization, each Group A Unit then outstanding was recapitalized into 0.65 Group A Units and 0.35 Group A-1 Units. See Note 3 to our consolidated financial statements included in this report for additional information.
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
Group B Units. Sculptor Corp holds a general partner interest and Group B Units in each Sculptor Operating Partnership that it controls. Group B Units are issued in respect to Class A Shares and Sculptor Corp owns 100% of the Group B Units, which, as of December 31, 2021, represent a 47.8% equity interest in the Sculptor Operating Group. Except during the Distribution Holiday, the Group B Units are economically identical to the Group A Units and represent common equity interests in our business, but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.
Group E Units. Group E Units are limited partner profits interests issued to certain executive managing directors that are only entitled to future profits and gains. Each Group E Unit converts into a Group A Unit and becomes exchangeable for one Class A Share (or the cash equivalent thereof) to the extent there has been a sufficient amount of appreciation for a Group E Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group E Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent of their relative positive capital accounts (if any). One Class B Share will be issued to each holder of Group E Units upon the vesting of each such holder’s Group E Unit, at which time, with respect to all Group E Units (other than Group E-2 Units), a corresponding number of Class B Shares held by holders of Group A-1 Units will be canceled. The general partner of the Sculptor Operating Partnerships may conditionally issue additional Group E Units to active executive managing directors, in an aggregate number not to exceed the amount described in the Sculptor Operating Partnerships’ limited partnership agreements. The Group E Units convert into Group A Units to the extent they become economically equivalent to Group A Units. As part of the Recapitalization, holders of Group E Units will not receive distributions during the Distribution Holiday. See Note 3 to our consolidated financial statements included in this report for additional information.
Group P Units. On March 1, 2017, we issued Group P Units to certain executive managing directors. In December 2021, we issued additional Group P Units to certain executive managing directors and many Group P Units that were previously held by executive managing directors were forfeited. Group P Units entitle holders to receive distributions of future profits of the Sculptor Operating Group, and each Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent thereof), in each case upon satisfaction of certain service and market performance conditions at such time and, with respect to exchanges, to the extent there has been sufficient appreciation for a Group P Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group P Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent that certain market performance conditions are met and to the extent of their relative positive capital accounts (if any).
The terms of the Group P Units may be varied for certain executive managing directors. See Note 13 to our consolidated financial statements included in this report for additional information regarding the terms of the Group P Units.
Restricted Share Units
We grant RSUs as a form of compensation to our employees and executive managing directors. An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board of Directors, upon completion of the requisite service period. We may grant, from time to time, RSUs that entitle the holder to receive cash equal to fair value of a Class A Share upon completion of the requisite service period. All of the RSUs granted to date accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs that also accrue additional dividend equivalents. Delivery of dividend equivalents on outstanding RSUs is contingent upon the vesting of the underlying RSUs. As part of the Recapitalization, certain RSUs held by directors and certain executive managing directors are limited in the amount of dividend equivalents they may receive during the Distribution Holiday. See Note 3 to our consolidated financial statements included in this report for additional information.
In 2018, we began granting PSUs. A PSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board of Directors, upon completion of the requisite service period, as well as satisfying certain performance conditions based on achievement of targeted total shareholder return on Class A Shares. PSUs do not accrue dividend equivalents. See Note 13 to our consolidated financial statements included in this report for additional information regarding RSUs and PSUs.

The diagram below depicts our organizational structure as of December 31, 2021:

Active and Former Executive Managing Directors
Public Shareholders
100% Class B Shares
* no economic rights in Sculptor Capital Management, Inc.
* 53.4% of total combined voting power in Sculptor Capital Management, Inc.
100% Class A Restricted Shares
* no economic rights in Sculptor Capital Management, Inc.
* 5.8% of total combined voting power in Sculptor Capital Management, Inc.
100% Class A Shares
* 100% of economic rights in Sculptor Capital Management, Inc.
* 47.8% indirect equity interest in Sculptor Operating Partnerships
* 40.8% of total combined voting power in Sculptor Capital Management, Inc.
Sculptor Capital Management, Inc. (NYSE: SCU)
100% Group A and E Units
* 52.2% of the equity interests in Sculptor Operating Partnerships
* limited partner interest
* exchangeable for Sculptor Capital Management, Inc. Class A Shares (subject to vesting, minimum retained ownership requirements and transfer restrictions)
100%
Sculptor Corp
Sole General Partner of Sculptor Operating Partnerships
100% Group B Units
* 47.8% of the equity interests in Sculptor Operating Partnerships
* limited partner interest
Sculptor Operating Partnerships
Sculptor Capital LP
Sculptor Capital Advisors LP
Sculptor Capital Advisors II LP

This diagram does not give effect to 4,338,015 Class A Shares that would be issued if all of our outstanding warrants were exercised. In addition, this diagram does not give effect to 3,336,249 RSUs that were outstanding as of December 31, 2021, which were granted to our executive managing directors, managing directors, other employees and the independent members of our Board of Directors. Also not presented in the diagram above are 5,455,715 Group P Units and 800,000 PSUs. The Group P Units and PSUs are not participating in the economics of Sculptor Operating Group, as the applicable Market Conditions (as defined in Note 13 to our consolidated financial statements) have not yet been met as of December 31, 2021. However, certain PSUs vested in the second quarter of 2021 at which time they were converted into Class A Shares. Further, not presented in the diagram above are Class C Non-Equity Interests, which are non-equity interests in the Sculptor Operating Group entities held by our executive managing directors. No holder of Class C Non-Equity Interests will have any right to receive distributions on such interests. Our executive managing directors hold all of the Class C Non-Equity Interests, which may be used for discretionary income allocations, including the cash element of any discretionary annual performance awards paid to our executive managing directors. References to bonuses throughout this annual report include any Class C Non-Equity Interests distributions.
Human Capital
As of December 31, 2021, our worldwide headcount was 337, including 27 active executive managing directors and 57 managing directors, consisting of 110 investment professionals, 203 global infrastructure professionals and 24 client partner group professionals. We have built an experienced cross-functional team with a well-established presence in the United States, Europe and Asia.
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
James S. Levin, 39, is the Chief Investment Officer and Chief Executive Officer for Sculptor Capital. He is also a member of the Company’s Partner Management Committee, a member of the Company’s Board of Directors, an Executive Managing Director and a member of the Portfolio Committee. Prior to joining Sculptor Capital in 2006, Mr. Levin was an

Associate at Dune Capital Management LP. Prior to that, Mr. Levin was an analyst at Sagamore Hill Capital Management, L.P. Mr. Levin holds a B.A. in Computer Science from Harvard University.
Dava Ritchea, 37, is the Chief Financial Officer of Sculptor Capital. She is also an Executive Managing Director and a member of the Company’s Partner Management Committee. Prior to joining Sculptor Capital in 2021, Ms. Ritchea served as Chief Financial Officer at Assured Investment Management (formerly known as BlueMountain Capital Management) from January 2017, and vice president of business management and strategy from October 2013 to January 2017. Prior to joining Assured Investment Management in 2013, Ms. Ritchea worked at Barclays Capital, Credit Suisse and Lehman Brothers in several investment banking and strategy roles. Ms. Ritchea received a B.S. in Business Administration with a minor in Mathematics from Carnegie Mellon University.
Wayne Cohen, 47, is the President and Chief Operating Officer for Sculptor Capital. He is also an Executive Managing Director, a member of the Company’s Partner Management Committee and a member of the Company’s Board of Directors. In this role, Mr. Cohen has a broad scope of responsibilities managing day-to-day operations of Sculptor Capital, including overseeing non-investment functions and leading strategic initiatives. Mr. Cohen joined the Company in 2005 working as an Attorney and General Counsel. Prior to joining Sculptor Capital, he was an Attorney at Schulte Roth & Zabel LLP. Mr. Cohen holds a B.A. in International Relations from Tulane University and a J.D. from New York University School of Law.
David M. Levine, 54, is the Chief Legal Officer for Sculptor Capital. He is also an Executive Managing Director and a member of the Company’s Partner Management Committee. In this role, Mr. Levine oversees the Company’s legal team and the management of its legal affairs. Mr. Levine has over 20 years practicing securities law. Prior to joining Sculptor Capital in January 2017, Mr. Levine spent 15 years at Deutsche Bank AG, where he served as Global Head of Litigation and Regulatory Enforcement. From 1993 through 2001, Mr. Levine worked at the SEC in both New York and in the Washington D.C. headquarters. During this time he served in a variety of roles including as the agency’s Chief of Staff, as well as Senior Adviser to the Director of Enforcement. Mr. Levine holds a B.S. from SUNY Albany, and a J.D. Degree from Hofstra University School of Law where he was valedictorian and an editor of the law review.
Hap Pollard, 43, is an Executive Managing Director and Chief Accounting Officer for Sculptor Capital. In this role, Mr. Pollard oversees the Public Entity, Corporate Finance and Accounting teams. He is responsible for the global corporate accounting function, which includes fund accounting, monthly and quarterly close processes, SEC filings, management reporting, expense management, treasury, compensation and regulatory reporting. Prior to joining Sculptor Capital in 2007, Mr. Pollard was a Senior Manager of Financial Accounting and Control within the Asset Management Division at Morgan Stanley. Prior to that, he was an Auditor at KPMG and McGladrey & Pullen. Mr. Pollard holds a Bachelor of Science in Accounting from the University of Richmond. He is a Certified Public Accountant certified in the State of Virginia.
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
The United Kingdom (the “UK”) left the European Union (the “EU”) on January 31, 2020 (commonly referred to as “Brexit”). During an 11 month transition period, the UK and the EU agreed to a Trade and Cooperation Agreement which sets out the agreement for certain parts of the future relationship between the EU and the UK from January 1, 2021. The Trade and Cooperation Agreement does not provide the UK with the same level of rights or access to all goods and services in the EU as the UK previously maintained as a member of the EU and during the transition period. In particular the Trade and Cooperation Agreement does not include an agreement on financial services which is yet to be agreed. Accordingly, uncertainty remains in certain areas as to the future relationship between the UK and the EU. In any case, as of January 1, 2021, our UK FCA-authorized affiliate, Sculptor Capital Management Europe Limited (“SCME”), ceased to be entitled to exercise single market passport rights to provide investment services in or into the EEA on a cross-border services basis.
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
Brexit may result in an adverse effect on the management of market risk and, in particular, asset and liability management due in part to redenomination of financial assets and liabilities, an adverse effect on our ability, and the ability of our affiliates to manage, operate and invest in our funds and increased legal, regulatory or compliance burden for us, our affiliates and/or our funds, each of which may have a negative impact on the operations, financial condition, returns or prospects of our funds, which may have a negative impact on our business.
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
Our revenues are influenced by the combination of the amount of Assets Under Management and the investment performance of our funds. Asset flows, whether inflows or outflows, can be highly variable from month-to-month and quarter-to-quarter. Furthermore, our funds’ investment performance, which affects the amount of Assets Under Management and the amount of incentive income we may earn in a given year, can be volatile due to, among other things, general market and economic conditions. Accordingly, our revenues, results of operations and cash flows are all highly variable. This variability is exacerbated during the fourth quarter of each year, primarily due to the fact that a substantial portion of our revenues historically has been and we expect will continue to be derived from incentive income from our funds. Such incentive income is contingent on the investment performance of the funds as of the relevant incentive period, which generally is as of the end of each calendar year;

however, as of December 31, 2021, with respect to 68% of Assets Under Management, the initial commitment period can be three years or longer depending on how the assets are invested. The expiration of these commitment periods may occur on dates other than December 31, which, in certain circumstances, may cause increased volatility in our results. Moreover, in a typical year, we determine a large portion of our annual discretionary cash bonus during the fourth quarter based on fund performance for the year. Because this bonus is variable and discretionary, it can exacerbate the volatility of our results. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in management fees resulting from changes in the management fee rates we charge our fund investors or due to changes in the values of our funds’ investments, as well as capital inflows or outflows. Changes in our operating expenses, unexpected business developments and initiatives and, as discussed above, general economic and market conditions may also cause fluctuations in our results from quarter to quarter. Such variability and unpredictability may lead to volatility or declines in the price of our Class A Shares and cause our results for a particular period not to be indicative of our performance in a future period or particularly meaningful as a basis of comparison against results for a prior period.
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
To ensure the safety of our employees and in response to mandated precautions, where applicable, a portion of our employees are working remotely to mitigate the risks associated with COVID-19. While we have been successful in operating our business remotely, unexpected operational challenges may arise in the future. If we or any of our key service providers were to experience material disruptions in the ability for our or their employees to work remotely, our ability to operate our business could be materially adversely impacted. If our employees, including our executive managing directors and key investment professionals, were to become seriously ill, our ability to operate our business could be materially disrupted. Any such disruptions to our business operations could have a material adverse impact on our business, results of operation, financial condition or liquidity.
In addition, the continuation or a resurgence of the COVID-19 pandemic could heighten many other risks described in this annual report.
Our indebtedness may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions.
On September 25, 2020, Sculptor Capital LP, as borrower, (the “Borrower”), and certain other subsidiaries of the Company, as guarantors, entered into a credit and guaranty agreement (the “2020 Credit Agreement”), consisting of (i) a senior secured term loan facility in an initial aggregate principal amount of $320.0 million (the “2020 Term Loan”) and (ii) a senior secured revolving credit facility in an initial aggregate principal amount of $25.0 million (the “2020 Revolving Credit Facility”). The funding of the 2020 Term Loan occurred on November 13, 2020 (the “Closing Date”). The 2020 Term Loan and the 2020

Revolving Credit Facility mature on the seventh and sixth anniversary of the Closing Date, respectively. In the year ended December 31, 2021, we repaid $224.4 million of the 2020 Term Loan, leaving a balance of $95.0 million. The 2020 Revolving Credit Facility remains undrawn.
The 2020 Credit Agreement contains a number of restrictive covenants that collectively impose operating and financial restrictions on the Sculptor Operating Group, including restrictions that may limit their ability to engage in acts that may be in our long-term best interests, including but not limited to:
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
If we are unable to repay or refinance the debt at or prior to maturity, our business, financial condition and liquidity could be adversely effected.
In addition, the 2020 Credit Agreement requires us to comply with a minimum fee-paying Assets Under Management covenant. A failure to comply with the covenants and other obligations specified in the 2020 Credit Agreement could result in an event of default under 2020 Credit Agreement, which would give the lenders under the 2020 Credit Agreement the right to declare all amounts outstanding under the 2020 Credit Agreement, including accrued and unpaid interest and fees, to be immediately due and payable. If the indebtedness outstanding under 2020 Credit Agreement were to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient assets to repay this indebtedness at such time, which may have a material adverse effect on our business, results of operations and financial condition.
For a description of the 2020 Credit Agreement, please see Note 8 to our consolidated financial statements included in this annual report
The replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions.
LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Given these reforms, LIBOR will likely cease to exist in the future and its benchmark settings may perform differently than in the past or have other consequences which cannot be predicted.
In July 2017, the UK Financial Conduct Authority (the “FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, has proposed replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. The Bank of England followed suit on April 23, 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”).
On November 30, 2020, ICE Benchmark Administration Limited (“IBA”) announced its intention to cease the publication of (i) all GBP, EUR, CHF and JPY LIBOR settings, and the 1 Week and 2 Month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and (ii) the Overnight and 1, 3, 6 and 12 Month USD LIBOR settings immediately following the LIBOR publication on June 30, 2023, subject to any rights of the FCA to compel IBA to continue publication. On March 5, 2021, the FCA released an announcement confirming that such LIBOR settings would cease to be provided by any administrator and would no longer be representative as of the dates specified in the IBA proposal, and confirmed that the FCA does not expect any LIBOR setting will become unrepresentative before such dates. Concurrent with the announcement made by the IBA, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than U.S. dollar LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after U.S. dollar LIBOR’s discontinuation and (iii) explained that extending the publication of certain U.S. dollar LIBOR tenors until June 30, 2023 would allow most legacy US dollar LIBOR contracts to mature before LIBOR experiences disruptions. The FCA subsequently confirmed that U.S. Dollar LIBOR tenors would either cease to exist or no longer be representative following June 30, 2023. On July 29, 2021, ARRC announced that it recommended Term SOFR, a similar forward-looking term rate which will be based on SOFR, for business loans. Whether or not SOFR and Term SOFR attain market traction as the primary LIBOR replacement remains unclear.
On April 6, 2021, the state of New York enacted legislation (the “New York LIBOR Legislation”) addressing the phase-out of LIBOR as a benchmark rate in contracts governed by New York law. The New York LIBOR Legislation provides a statutory remedy for contracts that reference USD LIBOR as a benchmark interest rate but do not include effective fallback provisions that address or operate adequately through a permanent cessation of LIBOR. Under the New York LIBOR Legislation, LIBOR references in such contracts would be replaced with SOFR plus any applicable spread adjustment and any conforming changes selected or recommended by the Federal Reserve Board, the Federal Reserve Bank of New York or by the ARRC. The New York LIBOR Legislation also establishes a safe harbor from liability for the selection and use of the recommended benchmark interest rate.
These announcements mean that LIBOR referencing contracts maturing after June 30, 2023 will need to be amended to reference alternative rates unless they are otherwise subject to contemplated regulatory or legislative remediation. These developments and uncertainties around further legislative or regulatory developments may adversely affect the market for LIBOR-based financial instruments, including interest rates on certain of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments.
The Company commenced an enterprise-wide initiative to identify and help mitigate associated with the expected discontinuance of LIBOR. An internal LIBOR transition working group meets regularly, engages with industry working groups, and leverages regulatory best practice guidelines to help effectuate the transition. As of December 31, 2021, the Company had direct exposure to U.S. Dollar LIBOR-linked interest rate settings through its 2020 Credit Agreement, and certain CLO Investments Loans. To address a potential cessation of LIBOR, the 2020 Credit Agreement provides for an agreed upon methodology to establish a new floating rate reference plus new applicable spreads. For our latest generation of CLOs, we have been incorporating provisions to address a potential transition from LIBOR, however certain older CLOs may not currently have been amended to contain clear LIBOR transition procedures. For these older CLOs, legislative remedy such as outlined by the New York LIBOR Legislation may be relied upon.
At this point in time, it remains unclear if there will be further legislative or regulatory developments that might impact LIBOR’s replacement in certain contracts. Given characteristic differences between LIBOR and the regulatory endorsed alternative reference rates, there is no guarantee that said reference rates will behave or perform in a manner similar to LIBOR in the future. Given this, it is not possible to predict the effect of LIBOR cessation and adoption of alternative reference rates, including any impact on our LIBOR-linked credit agreements and CLOs. There is no guarantee that a transition from LIBOR to an alternative will not result in broader financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and price of our Class A Shares. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Risks to Our Liquidity” for additional information.

Our business and financial condition may be materially adversely impacted by the loss of any of our key executive managing directors, particularly certain members of our Partner Management Committee.
The success of our business depends on the efforts, judgment and personal reputations of our key executive managing directors, particularly certain members of our Partner Management Committee. Our key executive managing directors’ reputations, expertise in investing and risk management, relationships with investors in our funds and third parties on which our funds depend for investment opportunities and financing are each critical elements in operating and expanding our business. The loss of any of these individuals – including James Levin, who as of April 1, 2021 has assumed the role of Chief Executive Officer in addition to Chief Investment Officer – could harm our business and jeopardize our relationships with our fund investors and members of the business community. We believe our performance is highly correlated to the performance of these individuals. Accordingly, the retention of our key executive managing directors is crucial to our success, but none of them is obligated to remain actively involved with us. In addition, if any of our key executive managing directors were to join or form a competitor, some of our fund investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our key executive managing directors could have a material adverse effect on our business, financial condition or results of operations, including on the performance of our funds, our ability to retain and attract fund investors and highly qualified employees and our ability to raise new funds.
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
It may be difficult for us to retain and motivate our active executive managing directors after their interests in our business are fully vested and they are permitted to exchange their interests for Class A Shares that they can sell. All of the Group A units granted to executive managing directors since then are now also fully vested. The Group E Units granted to our active executive managing directors in connection with the Recapitalization generally vest in the future subject to vesting conditions. Sculptor Operating Group common units otherwise granted to our executive managing directors, including awards granted under our Incentive Program established in 2017 (the “2017 Incentive Program”), continue to vest over time. The holder of any Group A Units generally has the right to exchange each of his or her Group A Units for one of our Class A Shares (or, at our option, the cash equivalent thereof), subject to vesting and book-up requirements and transfer restrictions under the Sculptor Operating Partnerships’ limited partnership agreements and the Class A Unit Exchange Agreement (as defined below). Beginning on the final day of the Distribution Holiday, each of our executive managing directors may exchange his or her vested and booked-up Group A Units over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions. For more detail regarding exchange rights of our active executive managing directors, see “—The price of our Class A Shares may decline due to the large number of shares eligible for future sale and for exchange into Class A Shares.” See Note 13 to our consolidated financial statements included in this report for additional information on the 2017 Incentive Program and Note 3 to our consolidated financial statements included in this report for additional information on the Recapitalization.
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
Traditionally we have depended on our headquarters in New York and our London and Hong Kong offices, where most of our personnel are located. Although, we have taken important precautions to limit the impact of failures or disruptions in the information systems and technology infrastructures that we use, as well as the impact of physical disruptions to our New York headquarters, London and Hong Kong offices, these precautions, including our disaster recovery programs, may not be sufficient to adequately mitigate the harm that may result from such a disaster or disruption. However, to ensure the safety of our employees and in response to mandated precautions, where applicable, a portion of our employees are working remotely at this time to mitigate the risks associated with COVID-19. While we believe we have been successful in operating our business remotely, unexpected operational challenges may arise in the future. If we or any of our key service providers were to experience material disruptions in the ability for our or their employees to work remotely, our ability to operate our business could be materially adversely impacted. In addition, insurance and other safeguards might only partially reimburse us for any losses, if at all.
Private litigation could result in significant legal and other liabilities and reputational harm, which could materially adversely affect our business, financial condition or results of operations.
We face significant risks in our business that may subject us to private litigation and legal liability. In general, we will be exposed to litigation risk in connection with any allegations of misconduct, negligence, dishonesty or bad faith arising from our management of any fund or by actions taken in the running of our parent company or operating partnerships. We may also be subject to litigation arising from investor dissatisfaction with the performance of our funds, including certain losses due to the failure of a particular investment strategy or improper trading activity, if we violate restrictions in our funds’ organizational documents or from allegations that we improperly exercised control or influence over companies in which our funds have large investments. In addition, we are exposed to risks of litigation relating to claims that we have not properly addressed conflicts of interest. Any litigation arising in such circumstances is likely to be protracted, expensive and surrounded by circumstances that could be materially damaging to our reputation and our business. Moreover, in such cases, we would be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage. In addition, although we are indemnified by our funds, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of any litigation or investigation as a result of inadequate insurance proceeds, if any, or fail to obtain indemnification from our funds, our business, financial condition or results of operations could be materially adversely affected. In the event any fund-related litigation scenarios described above materialize, it is possible we are made a party to any such litigation. As with the funds, while we maintain insurance, there can be no assurance that our insurance will prove to be adequate. If we are required to incur all or a portion of the costs arising out of litigation, our business, financial condition or results of operations could be materially adversely affected. Furthermore, any such litigation could be protracted, expensive and highly damaging to our reputation, which could result in a significant decline in our Assets Under Management and revenues, even if the underlying claims are without merit. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to reputational risk and increased risk from countersuits.
Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues.
Our business is subject to extensive and complex regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate and trade around the world. As an investment adviser registered under the Advisers Act and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. As a registered commodity pool operator and a registered commodity trading advisor, we are subject to regulation and oversight by the U.S. Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. In addition, we are subject to regulation by the Department of Labor under ERISA. In the UK, our UK sub-adviser is subject to regulation by the FCA. Our Asian operations, and our investment activities around the globe, are subject to a variety of other regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong.
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
We are and may be directly and indirectly affected by the Derivatives Title and its rules, including but not limited to potential results such as increased clearing and margin costs and decreasing liquidity. The SEC requirements have largely yet to be made effective, but the CFTC requirements are largely in place. The regulatory requirements under the Derivatives Title continue to be developed and there may be further modifications that could impact materially and adversely the funds we manage, the markets in which these funds trade and the counterparties with which these funds engage in transactions. At this time we still cannot fully predict what impact the Derivatives Title will have on us, the funds we manage, our counterparties, the financial services industry or the markets, although we have already seen meaningful impacts on the financial services industry and the markets, both positive and negative.
The Financial Stability Oversight Council (the “Council”) has the authority under the Dodd-Frank Act to review nonbank financial companies predominantly engaged in financial activities for potential designation as systematically important financial institutions (“SIFI”). In December 2019, the Council voted to change its methodology for assessing financial stability from its previous entity-specific approach to designation to a products and activities-based approach to designation. This reduces the risk of an entity-level designation, however it remains too early to predict the direction of the forthcoming regulatory environment and the Council retains the authority to designate an entity if an activities-based approach does not adequately address potential risks. If we or any of our funds were to be designated as a SIFI, or otherwise designated by the Council as presenting systemic risk, we would be subject to limitations on our ability to conduct certain activities, along with increased costs of doing business in the form of fees and assessments associated with such designation as well as by virtue of increased regulatory compliance costs, all of which would be likely to adversely affect our competitive position.
On December 10, 2013, U.S. financial regulators adopted final regulations to implement the statutory mandate of the “Volcker Rule” contained in Section 619 of the Dodd-Frank Act. The Volcker Rule limits the ability of certain banking entities to acquire as principal, directly or indirectly, ownership interests in certain private investment funds (referred to in the Volcker Rule as “covered funds”). As a result, the Volcker Rule may cause banking entities and their affiliates that would otherwise invest in our funds to not invest in our funds or CLOs, to invest less capital in our funds or CLOs, reduce or eliminate such investments, or require modifications to the documents governing our funds or CLOs that may adversely affect their performance or attractiveness to other investors or that otherwise may be adverse to our business and the value of our Class A Shares. The Volcker Rule also includes a general prohibition on certain banking entities engaging in activities defined as “proprietary trading.” Applicable regulators have proposed amendments and invited comments to the Volcker Rule and the requirements of the Volcker Rule may change over time. The Volcker Rule (including any changes thereto) and its effects could negatively impact our business, financial condition or results of operations.
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
In addition, in the first quarter of 2020, we experienced significant unrealized losses on our risk retention investments held in certain of the CLOs that we manage as a result of the market and economic impacts of the ongoing COVID-19 pandemic. As of December 31, 2021, those unrealized losses had been recovered due to improved market conditions. Although this has not had a material impact on the interest income generated from our CLO investments to date, it may have a material impact on the amount of interest income we may earn from these investments in the future.
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
For example, on March 10, 2021, portions of the European Union’s Sustainable Finance Disclosure Regulation (“SFDR”) took effect. SFDR applied broadly to many financial market participants and advisers, including fund managers and investment advisers. It is also likely SFDR will apply (in some or all respects) to non-European Union managers marketing their products in the European Union, such as Sculptor. From time to time, SFDR may apply (in some or all respects) to affiliates of the Company that manage alternative investment funds. To the extent applicable, the SFDR will require both manager level and pre-contractual product-specific disclosures, including among other things on how managers integrate sustainability risks into their investment decision-making process and remuneration decisions and the results of the assessment of the likely impacts of sustainability risks. Additional requirements apply for products which promote environmental or social characteristics or have a sustainable objective, ongoing reporting obligations and in some situations requirements to disclose a statement on due diligence polices with respect to principal adverse impacts of investment decisions on sustainability factors. The SFDR is still evolving and its extent, scope and detailed requirements are still unclear. However, it is likely it will have an impact on our business and our funds. Additional EU-wide legislation also has been proposed that would, among other things, require subject managers to take sustainability risks into account and ensure the manager has necessary resources and expertise to effectively integrate sustainability risks.
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
The European Commission recently published a proposed directive (known as “AIFMD II”) to amend the AIFMD as it applies in the EEA. AIFMD II (which is not expected to come into force before 2024 at the earliest) includes significant proposals in respect of, among other things, delegation, loan origination, liquidity risk management, data reporting, depositaries and public disclosure via the European Single Access Point. At this stage, it cannot be ruled that the changes currently set out in AIFMD II will not change further or that new changes will not be introduced (each of which could again have a material impact upon the operation of our business in the EEA and could limit our operating flexibility and our ability to raise funds within the EEA) as the proposals are considered by the European Parliament and the European Council as part of the EU legislative process.
Separately to the AIFMD, the EU has also introduced significant changes to its regulation of EU securities and derivatives markets through “MiFID II” which came into force on January 3, 2018. MiFID II replaces the original MiFID I regime which had been in force since November 2007. MiFID II, which is comprised of the Markets in Financial Instruments Directive (2014/65/EU), the Markets in Financial Instruments Regulation ((EU)600/2014) and a number of regulatory and implementing technical standards that take the form of EU Delegated Acts, is the foundational legislation for investment firms operating in the EU. MiFID II forms part of UK law by virtue of national implementing legislation, sections 2 and 3 of the European Union (Withdrawal) Act 2018, the Markets in Financial Instruments (Amendment) (EU Exit) Regulations 2018 and a number of regulators’ EU Exit Instruments (“UK MiFID II”) and will apply to investment firms operating in the UK, including our UK affiliates SCME and Sculptor Europe Loan Management Limited (“SELM”), both of which are authorized and regulated in the UK as MiFID investment firms.
MiFID II and UK MiFID II have imposed significant organizational, conduct, governance, operational and reporting requirements on SCME and SELM, including requirements around the receipt of inducements and the use of soft dollars / dealing commissions, enhanced transaction reporting and pre- and post-trade transparency requirements, formal telephone taping requirements, and best execution rules. Further, MiFID II and UK MiFID II rules may restrict the ability of other Sculptor entities domiciled outside of the EEA or the UK (known as “third-country firms”) to provide investment services to clients domiciled in the EEA or the UK, respectively. Other changes resulting from MiFID II and UK MiFID II may have an impact on any Sculptor entity or client that trades on EEA or UK markets or trading venues, or does business with EEA of UK-regulated banks or brokers. These impacts may include venue trading requirements for certain categories of shares and derivatives, restrictions on so-called “dark pool” trading, product banning powers, algorithmic trading restrictions, and enhanced requirements around the provision of direct market access / direct electronic access services.
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
•The EU Cross-border Distribution of Funds Directive (EU 2019/1160) and Regulation (EU2019/1156) (known as the CBDF) have introduced new rules on pre-marketing and marketing within the EEA. There is uncertainty as to the manner in and extent to which the CBDF is being implemented in various EEA Member States and how it applies to third country managers. This uncertainty increases the risk of a breach by an investment adviser of the requirements imposed by the CBDF. Such a breach may result in a regulatory authority or court in that or another EEA Member State seeking to take enforcement or remedial action against an investment adviser or our funds. This may result in a reduction in the overall amount of capital available to our funds, which limits, in turn, the range of investment strategies and investments that our funds are able to pursue and make or otherwise result in a loss to our funds. Furthermore, there is a risk that the CBDF will be interpreted differently by each EEA Member State. This may have an adverse effect on the marketing and/or operation of our funds and may result in additional costs, reducing the returns for investors and may also limit our ability to raise funds within the EEA.
•The General Data Protection Regulation (EU) 2016/679 (including the regulation as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and the Data Protection Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations 2019 and 2020) (together, the “GDPR”) and the UK Data Protection Act expanded the scope of the EU and UK data protection laws, include, in certain cases, to foreign companies processing personal data of EEA or UK individuals (e.g., investor and employee data), imposed a more stringent data protection compliance regime, and included new data subject rights (e.g., the right to erasure, commonly known as “the right to be forgotten”). The GDPR and the UK Data Protection Act may have a significant impact on those who act as data controllers and processors and those who intend to transfer personal data outside the EEA or the UK, including the introduction of severe administrative fines of up to the greater of 4% of total worldwide annual turnover or €20.0 million/£17.5 million (as well as the right to compensation for financial or non-financial damages claimed by any individuals under Article 82 GDPR). Additionally, non-compliance may lead to reputational damages and a loss of confidence in our security and privacy or data protection measures as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 GDPR.
•In July 2020, the Court of Justice of the European Union (the “CJEU”) issued a ruling regarding the validity of the primary mechanism that investors, suppliers and other third parties use to safeguard transfers of personal data to us, namely, the European Commission-approved standard contractual clauses. Following the CJEU’s ruling, those parties may be unable in certain cases to transfer personal data outside of the EEA and UK without a defined lawful mechanism under the GDPR or UK Data Protection Act, or may require Sculptor Capital LP to demonstrate that it has appropriate technical measures in place to ensure the legality of such transfers. It currently is unclear how data protection regulators, courts and counterparties of Sculptor Capital LP will view or enforce such potential non-compliance or any failure on our part to demonstrate such measures.
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

National policies in jurisdictions outside the United States could negatively impact our business.
On June 30, 2020, the National People’s Congress of China passed a national security law (the “National Security Law”), which criminalizes certain offenses related to the Chinese government. Although the extra-territorial reach of the National Security Law remains unclear, there is a risk that its application to conduct outside the Hong Kong Special Administrative Region of the People Republic of China (“Hong Kong”) by non-permanent residents of Hong Kong could limit the activities of or negatively impact us or our funds. The United States, the United Kingdom and several EU countries have expressed concerns regarding the National Security Law and the implementation of the National Security Law has created additional U.S.-China tensions and could potentially increase the risks associated with the business and operations of U.S.-based companies in China and Hong Kong. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes. The aforementioned risks, including an expansionary application of the National Security Law in unpredictable circumstances by the Chinese authorities, and any downturn in Hong Kong’s economy could negatively impact the industries in which we participate, negatively impact our, our funds’ operations and have a material adverse effect on our results of operations, financial condition and cash flow.
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
We intend, to the extent that market conditions warrant, to grow our business by increasing Assets Under Management and creating new investment platforms and businesses. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business in which we may not have extensive experience, including sponsoring business development companies and special purpose acquisition companies. It is also possible that, from time to time, we may need to make payments in order to resolve commercial disputes. In addition, we expect opportunities will arise to acquire, or enter into joint ventures with, other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with the required investment of capital and other resources, the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, combining or integrating operational and management systems and controls, or loss of investors in our funds due to the perception that we are no longer focusing on our core fund management duties. Entry into certain lines of business may subject us to more complex or extensive new laws and regulations with which we may not be familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business that we enter into generates insufficient revenues or if we are unable to efficiently manage any expansion of our operations, our business, financial condition or results of operations could be materially adversely affected. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.
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
Significant disruptions and volatility in the global financial markets and economies could impair the investment performance of our funds. Additionally, we may not be able to raise capital for existing or new funds during, or even following, periods of market instability. Although we seek to generate consistent, positive, absolute returns across all market cycles, our funds have been and may be materially affected by conditions in the global financial markets and economic conditions. The global market and economic climate may become increasingly uncertain due to numerous factors beyond our control, including but not limited to, concerns related to unpredictable global market and economic factors, uncertainty in U.S. federal fiscal, tax, trade or regulatory policy and the fiscal, tax, trade or regulatory policy of foreign governments, rising interest rates, inflation or deflation, the availability of credit, performance of financial markets, terrorism and other armed conflicts, cyberterrorism, major or prolonged power outages or network interruptions, political uncertainty or public health crises, including infectious disease outbreaks, epidemics and pandemics.
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
Furthermore, while difficult market and economic conditions and other factors can potentially increase investment opportunities over the long term, including with respect to the competitive landscape for the hedge fund industry, such conditions and factors also increase the risk of increased investment losses and additional regulation, which may impair our business model and operations. Our funds may also be materially adversely affected by difficult market conditions if our investment professionals fail to assess the adverse effect of such conditions on our investments, resulting in a significant reduction in the value of those investments. Moreover, challenging market conditions may prompt alternative asset managers to reduce the management fee and incentive income rates they charge in order to retain assets. In response to competitive pressures or for any other reason, we may reduce or change the compensation structures of our funds, which could reduce the amount of fees and income that we may earn relative to Assets Under Management.
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
If our funds perform poorly, our revenues, results of operations and cash flows decline because the value of our Assets Under Management decreases, which in turn results in a reduction in management fees. To the extent that our funds perform poorly and such performance is continuing at the end of a relevant incentive period, we would experience a reduction in incentive income and total revenues, and if such reduction was substantial, could result in the elimination of incentive income for a given year and future years until that decrease has been surpassed by positive performance. Poor performance of our funds would make it more difficult for us to raise new capital and may cause investors in our funds to redeem their investments. Investors and potential investors in our funds continually assess our funds’ performance, as well as our ability to raise capital for existing and future funds. Our ability to avoid excessive redemption levels will depend in part on our funds’ continued satisfactory performance. Moreover, poor performance, particularly in our most significant funds, would harm our reputation and competitive standing, which would further impair our ability to retain or attract fund capital. These factors may cause us to reduce or change the compensation structure of our funds in order to retain or continue to attract Assets Under Management, which could further reduce the amounts of management fees and incentive income that we may earn relative to Assets Under Management.
Our funds may determine to use leverage in investments, which could materially adversely affect our ability to achieve positive rates of return on those investments.
Our funds use or may choose to use leverage, either directly or through the use of derivative instruments, to increase the yield on certain of their investments. The use of leverage poses a significant degree of risk, most notably by significantly increasing the risk of loss associated with leveraged investments that decline in value, and enhances the possibility of a significant loss in the value of the investments in our funds. Our funds may borrow money from time to time to purchase or carry securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried, and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities. Volatility in the credit markets increases the degree of risk associated with such borrowing. Gains realized with borrowed funds may cause a fund’s net asset value to increase at a faster rate than would be the case without borrowings. If investment results fail to cover the cost of borrowings, the fund’s applicable net asset value could also decrease faster than if there had been no borrowings. Increases in interest rates could also decrease the value of fixed-rate debt investments made by our funds. To the extent our funds determine to significantly increase their use of leverage, any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flows.
The due diligence process that we undertake in connection with investments by our funds may not reveal all facts that may be relevant in connection with making an investment.
Before investments are made by our funds, particularly investments in financial instruments that are not publicly traded, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment bankers may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. In some cases, whether or not known to us at the time, such resources may not be sufficient, accurate, complete or reliable. The due diligence that we carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, and such an evaluation will not necessarily result in the investment being successful. Moreover, the level of due diligence conducted with respect to a particular investment will vary and we may not properly assess the appropriate amount of diligence for each investment, which may result in losses.
Our funds may invest in relatively high-risk, illiquid assets, including structured products, and may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal investments.
Our funds invest in financial instruments that are not publicly traded or that are otherwise illiquid, including complex structured products. There may be no readily available liquidity in these financial instruments, particularly at times of market stress or where many participants may be seeking liquidity at the same time. In many cases, our funds may be prohibited, whether by contract, by applicable securities laws or by the lack of a liquid market, from selling such financial instruments for a period of time. Moreover, even if the financial instruments are publicly traded, large holdings of financial instruments can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the required holding period. Accordingly, under certain conditions, our funds may be forced to either sell financial instruments at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make. Investment in illiquid assets involves considerable risk and our funds may lose some or all of the principal amount of such investments.
Valuation methodologies for certain assets in our funds are subject to significant subjectivity and the values established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.
There are no readily ascertainable market prices for the large number of the illiquid investments held by our funds. The fair value of the investments of our funds is determined periodically by us using a number of methodologies permitted by our funds’ valuation policies. These methodologies involve a significant degree of judgment and are based on a number of factors, which may include, without limitations, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of financial instruments (in the case of publicly traded financial instruments), restrictions on transfer and other recognized valuation methodologies. In addition, because certain of the illiquid investments held by our funds may be in industries or sectors that are under distress or undergoing some uncertainty, such investments may be subject to rapid changes in value caused by sudden company-specific or industry-specific developments.
Because valuations, and in particular valuations of investments for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have resulted if a ready market had existed. Even if market quotations are available for our investments, such quotations may not reflect the value that may actually be realized because of various factors, including the possible illiquidity associated with a large ownership position, subsequent illiquidity in the market for a company’s financial instruments, future market price volatility or the potential for a future loss in market value based on poor industry conditions or the market’s view of overall company and management performance.
Because there is significant uncertainty in the valuation of and in the stability of the value of illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that might actually be obtained when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values would result in losses for the applicable funds, a decline in management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different from values reflected in fund net asset values may cause investors to lose confidence in us, which could, in turn, result in redemptions from our funds, difficulties in our ability to raise additional capital or an increased risk of litigation by investors or governmental or self-regulatory organizations. These issues could result in regulatory scrutiny of our valuation methodologies, polices and related disclosures.
Our funds make investments in companies that we do not control, exposing us to the risk of decisions made by others with whom we may not agree.
Investments by our funds will include investments in debt or equity of companies that we do not control. Such investments may be acquired by our funds through trading activities or through purchases of financial instruments from the issuer. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions contrary to our expectations, with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. In addition, we may make investments in which we share control over the investment with co-investors, which may make it more difficult for us to implement our investment approach or exit the investment when we otherwise would. If any of the foregoing were to occur with respect to one or more significant investments, the values of such investments by our funds could decrease and our business, financial condition or results of operations could suffer as a result.

Our funds make investments in companies that are based outside of the U.S., exposing us to additional risks not typically associated with investing in companies that are based in the U.S.
Many of our funds may invest a significant portion of their assets in the equity, debt, loans or other financial instruments of issuers located outside the U.S. Investments in non-U.S. financial instruments involve certain factors not typically associated with investing in U.S. financial instruments, including risks relating to the following:
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
•The possible imposition of non-U.S. taxes or withholding on income and gains recognized with respect to such financial instruments.
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
The U.S. has imposed new or increased tariffs on certain goods and materials, such as steel products imported into the U.S. from certain jurisdictions, including China. Similarly, the U.S. government has expanded economic sanctions laws and regulations to target an increasingly broad range of non-U.S. parties. These tariffs, sanctions and other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing tariffs on certain U.S. goods, or restrictions that will deny U.S. companies access to critical raw materials. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to further increase uncertainty and costs, decrease margins, reduce the competitiveness of products and services offered by companies where our funds have current or future investments and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the U.S. and could reduce the value of our current or future investments in such companies. In addition, tariff increases may have a similar impact to suppliers and certain other customers of companies where our funds have current or future investments, which could increase the negative impact on our operating results or future cash flows. Similarly, the proliferation of U.S. economic sanctions and similar trade-related restrictions, and countersanctions imposed by foreign governments, may increase the regulatory burden on our funds, and the compliance considerations for the companies where our funds have current or future investments if our funds were to violate or be deemed in violation of any such sanction, such funds could face significant legal and monetary penalties.
Furthermore, sanctions may negatively impact our funds’ ability to effectively implement their respective investment strategies and have a material adverse impact on the funds’ investment programs. Sanctions may adversely affect our funds in various ways, including by preventing or inhibiting our funds from making certain investments or by forcing our funds to divest from investments previously made.
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
Our funds’ investments are subject to numerous additional risks, including the following:
•The funds may engage in short selling, which is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if such fund is otherwise unable to borrow securities that are necessary to hedge its positions.
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
•Distressed investments may be involved in work-outs, liquidations, spin-offs, reorganizations, bankruptcies and similar transactions and may purchase high-risk receivables. Additionally, the fair values of such investments may be subject to abrupt and erratic market movements and significant price volatility if they are widely traded financial instruments and significant uncertainty in general if they are not widely traded financial instruments, have no recognized market or if transactions or events in related markets, such as related derivatives markets, have the effect of increasing the economic significance or importance of a price or value determined as of a particular time of timeframe. Moreover, a major economic recession could have a materially adverse impact on the value of such financial instruments. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security, the value of which will be less than the purchase price to the funds of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, the funds may be required to sell their investment at a loss. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss by a fund of its entire investment in each such company.
•Investments in troubled companies may also be adversely affected by U.S. federal and state laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in financial instruments and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of financial instruments rated below investment grade or otherwise adversely affect our reputation.
•Credit risk may be exacerbated through a default by or because of one of several large institutions that are dependent on one another fail to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” could have a further material adverse effect on the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which the funds transact on a daily basis. Although the U.S. government, including the U.S. Treasury Department and the Federal Reserve, has taken significant actions to prevent a systemic collapse, no assurance can be given that such actions will be sufficient or successful in all cases.
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
•Fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the funds write a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates; changing supply and demand relationships; trade, fiscal, monetary and exchange control programs; and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the securities underlying them. In addition, the funds’

assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties.
•Our funds may make real estate investments, including, without limitation, the acquisition of real estate assets, the purchase of loans secured directly or indirectly by real estate and the purchase of public and private market securities backed by real estate assets or mortgage loans secured by real estate, which will be subject to the risks incident to the lending, ownership and operation of commercial and residential real estate, including (i) risks associated with both the domestic and international general economic climate; (ii) local real estate conditions; (iii) risks due to dependence on cash flow; (iv) risks relating to the decline in value of the real estate properties in question; (v) risks and operating problems arising out of the absence of certain construction materials; (vi) changes in supply of, or demand for, competing properties in an area (as a result, for instance, of over-building); (vii) the financial condition of tenants, buyers and sellers of properties; (viii) risks relating to the absence of debt financing or changes in its availability; (ix) energy and supply shortages; (x) laws assigning liability to the owners of real estate properties for environmental hazards existing on such properties; (xi) laws relating to real estate lending, management and/or ownership that are complex or unclear or otherwise difficult to comply with; (xii) changes in the tax, real estate, environmental and zoning laws and regulations; (xiii) various uninsured or uninsurable risks; (xiv) natural disasters and disease, including COVID-19; and (xv) the ability of the funds or third-party borrowers to develop and manage the real properties. With respect to investments in equity or debt securities, the funds will in large part be dependent on the ability of third parties to successfully manage the underlying real estate assets. In addition, the funds may invest in mortgage loans that are structured so that all or a substantial portion of the principal will not be paid until maturity, which increases the risk of default at that time. The funds’ investment strategy, which may involve the acquisition of distressed or underperforming assets in a leveraged capital structure, will involve a high degree of legal and financial risk, and there can be no assurance that the funds’ rate of return objectives will be realized or that there will be any return of capital. There is no assurance that there will be a ready market for resale of investments because investments in real estate generally are not liquid.
•Our funds may make investments in Bitcoin, Ethereum and similar digital assets and cryptocurrencies (collectively, “Digital Assets”). The investment characteristics of Digital Assets differ from those of many traditional currencies, commodities and securities. Importantly, Digital Assets are not backed by a central bank or a national, supra-national or quasi-national organization, any hard assets, human capital, or other form of credit. Rather, such assets are market-based: a Digital Asset’s value is determined by (and fluctuates often, according to) supply and demand factors, the number of merchants that accept it, and the value that various market participants place on it through their mutual agreement, barter or transactions, among other factors. As a nascent technology, Digital Assets are not yet widely adopted as a means of payment for goods and services. Banks and other established financial institutions may refuse to process funds for Digital Asset transactions, process wire transfers to or from Digital Asset exchanges, cryptocurrency-related companies or service providers, or maintain accounts for persons or entities transacting in Digital Assets. Market capitalization for Digital Assets is as a medium of exchange and payment method may always be low. Further, any Digital Asset’s use as an international currency may be hindered by the fact that it may not be considered as a legitimate means of payment or legal tender in some jurisdictions. While all investments entail risk of loss of capital, investments in Digital Assets should be considered substantially more speculative and significantly more likely to result in total loss of capital than many other investments.

Our and our funds’ investments in special purpose acquisition companies, or SPACs, may expose us and our funds to increased risks and liabilities.
We and our funds have, and are likely to continue to, sponsor or otherwise make investments in, or facilitate the acquisition of companies by, special purpose acquisition vehicles (“SPACs”), including our investment into our subsidiary that is the sponsor of Sculptor Acquisition Corp I (NYSE: SCUA) in December 2021. There are a number of risks associated with investing in SPACs, including: (i) because a SPAC is raised without a specifically-identified acquisition target, it may never, or only after an extended period of time, be able to find and execute a suitable business combination, during which period the capital invested in or committed to the SPAC will not be available for other uses: (ii) investments made by us and our funds in a SPAC may be entirely lost, or otherwise decline in value in the case of investments in third-party SPACs, if the SPAC does not execute a business combination during the finite period of time that is permitted for the related SPAC; (iii) SPACs typically invest in single assets and not diversified portfolios, and investments therein are therefore subject to significant concentration risk; (iv) SPACs incur substantial fees, costs and expenses related to their initial public offerings, being a public company and in connection with pursuing a business combination (in some cases, regardless of whether, or when, the SPAC ultimately consummates a transaction); and (v) the use of SPACs as an investment tool has recently become more widespread, and there remains substantial uncertainty regarding the viability of SPAC investing on a large scale, the supply of desirable transactions relative to the pace at which SPACs are currently being formed, potential litigation risks associated with transactions executed by SPACs and whether regulatory, tax or other authorities will implement additional or adverse policies relating to SPACs and SPAC investing. In addition, SPACs can raise capital through offering securities, each of which is subject to the risks associated with such instruments. Furthermore, sponsoring SPACs or otherwise making investments in SPACs increases the likelihood that potential conflicts of interest relating to us and our funds’ investment activities may arise. Management may also determine that our internal controls over financial reporting have material weaknesses or significant deficiencies if there are changes to accounting policies for SPACs that would require a restatement of the financial statements of any SPAC that we consolidate for financial reporting.
Risks Related to Our Organization and Structure
Our current and former executive managing directors’ total combined voting power could influence major corporate decisions that could conflict with the interests of our Class A Shareholders and materially adversely affect the market price of the Class A Shares.
As of December 31, 2021, our current and former executive managing directors control approximately 55.2% of the total combined voting power of our Class A Shares and Class B Shares, excluding the voting power of the Class B Shares that relate to our Group A-1 Units, which represent 5.2% of our total combined voting power, and are voted pro rata in accordance with the vote of our Class A Shares until such time as the relevant Group E Units become vested or are forfeited. Our executive managing directors will receive additional Class B Shares resulting in additional control in connection with the vesting of Group E Units.
As of December 31, 2021, Mr. Och controls approximately 12.1% of the total combined voting power of our Class A Shares and Class B Shares after excluding the Class B Shares owned by Mr. Och that relate to Group A-1 Units that will be voted pro rata in accordance with the vote of the Class A Shares. As of May 29, 2019, (the “Transition Date”), Mr. Och no longer has an irrevocable proxy to vote all of our executive managing director’s Class B Shares. In addition, pursuant to the governance agreement, dated as of February 7, 2019, (the “Governance Agreement”), Mr. Och has the right to designate a director to serve in his place as a director on the Board of Directors for as long as Mr. Och continues to own a number of common equity units (on an as-converted basis) of the Company not less than 33% of the number of common equity units (on an as-converted basis) of the Company owned by Mr. Och immediately after the Recapitalization.
Our Certificate of Incorporation and By-Laws contain provisions limiting the liability of our officers and directors to us, which also reduces remedies available to our Class A Shareholders for certain acts by such persons.
Under our Certificate of Incorporation and By-Laws, in most circumstances the Company will indemnify the following persons (the “Indemnified Persons”), to the fullest extent authorized or permitted by applicable law, if such indemnified persons acted in a manner not constituting fraud, gross negligence or willful misconduct: (a) any person who is or was a director, officer or tax matters partner of the Company or its predecessor, (b) any person who is or was serving at the request of the Company or its predecessor as an officer, director, member, manager, partner, tax matters partner, fiduciary or trustee of another person (including any subsidiary); provided, that a person shall not be an Indemnified Person by reason of providing, on a fee-for-

services basis, trustee, fiduciary or custodial services, and (c) any person the Board of Directors designates as an “Indemnified Person” for purposes of the Certificate of Incorporation or the By-Laws. In addition to rights to indemnification, the Certificate of Incorporation also contains a provision eliminating personal liability of directors of the Company for monetary damages for breach of fiduciary duties, except for personal liability for fraud, gross negligence or willful misconduct and except that personal liability may not be eliminated for:
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
As of December 31, 2021, our executive managing directors held 52.2% of the outstanding interests in the Sculptor Operating Group in the form of Group A Units and Group E Units. In addition, as of December 31, 2021, our executive managing directors held 5,455,715 Group P Units. Because they hold their economic interests in our business directly through the Sculptor Operating Group, our executive managing directors may have conflicting interests with holders of Class A Shares or with us. For example, our executive managing directors will have different tax positions from holders of our Class A Shares which could influence decisions of the Partner Management Committee and also our Board of Directors regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. Decisions with respect to these and other operational matters could affect the timing and amounts of payments due to our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”) under the tax receivable agreement. In addition, the structuring of future transactions and investments may take into consideration our executive managing directors’ tax considerations even where no similar benefit would accrue to us or the holders of Class A Shares.
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
We will be required to pay amounts under the tax receivable agreement we are party to for most of the actual tax benefits we realize as a result of the tax basis step-up we receive in connection with an exchange of common units in the Sculptor Operating Group for Class A Shares (or cash). In certain circumstances, payments under the tax receivable agreement may be accelerated and/or could exceed the actual tax benefits we realize.
We generally receive a tax benefit when common units in the Sculptor Operating Group are acquired or exchanged because our tax basis in our distributive share of the Sculptor Operating Group assets generally increases as a result of these acquisitions or exchanges. We are a party to a tax receivable agreement with active and former executive managing directors and the Ziffs, that requires us to pay 75% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of such an increase in tax basis.
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
•Negative publicity or unfavorable or downgraded reports published by analysts who cover our securities.
The price of our Class A Shares may decline due to the large number of shares eligible for future sale and for exchange into Class A Shares.
The market price of our Class A Shares could decline as a result of sales of a large number of our Class A Shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2021, 25,668,987 Class A Shares were outstanding and 3,613,965 interests were outstanding pursuant to our Amended and Restated 2007 Equity Incentive Plan. The Amended and Restated 2007 Equity Incentive Plan expired on November 11, 2017, and no new awards may be granted thereunder on or after that date. As of December 31, 2021, 33,589,018 interests were outstanding pursuant to our 2013 Incentive Plan, and approximately 1,105,928 Class A Shares and other plan interests remain available for future grant under that plan. The Class A Shares reserved under our 2013 Incentive Plan are increased on the first day of each fiscal year during the plan’s term by 15% of any increase in the number of outstanding Class A Shares (assuming the exchange of all outstanding Sculptor Operating Group common units (other than Group B Units) for Class A Shares) from the number outstanding on the first day of the immediately preceding fiscal year.
As of December 31, 2021, our executive managing directors owned an aggregate of 28,035,146 Group A and E Units. The holder of any Group A Units generally has the right to exchange each of his or her Group A Units for one of our Class A Shares (or, at our option, the cash equivalent thereof), subject to vesting and transfer restrictions under the Sculptor Operating Partnerships’ limited partnership agreements and the Class A Unit Exchange Agreement. The Group E Units convert into Group A Units to the extent they have become economically equivalent to Group A Units. Prior to the expiration of the Distribution Holiday, the Exchange Committee (comprised of our Chief Executive Officer and the Chief Financial Officer), in consultation with the Board of Directors, shall have the authority to permit exchanges of vested and booked-up Group A Units, which exchanges shall be made available to all holders of such vested and booked-up Group A Units on a pro rata basis. Beginning on the final day of the Distribution Holiday, each of our executive managing directors may exchange his or her vested Group A Units over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions (including, among other things, in connection with our insider trading policy in respect of affiliate holders and in certain circumstances where the exchange would be likely to impact our ability to use net operating losses).

As of December 31, 2021, our executive managing directors owned an aggregate of 5,455,715 Group P Units. The holder of any Group P Unit generally has the right to exchange each of his or her Group P Units for one of our Class A Shares (or cash), subject to service and performance criteria. See Note 13 to our consolidated financial statements included in this report for additional information regarding the terms of the Group P Units.
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
Our current and former executive managing directors own all of our Class B Shares, which as of December 31, 2021, represent approximately 48.2% of the total combined voting power of our Company, excluding the voting power of the Class B Shares that relate to our Group A-1 Units, which represent 5.2% of our total combined voting power, and are voted pro rata in accordance with the vote of our Class A Shares until such time as the relevant Group E Units become vested, or are forfeited.
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
We generally receive a tax benefit when common units in the Sculptor Operating Group are acquired or exchanged because our tax basis in our distributive share of the Sculptor Operating Group assets generally increases as a result of these acquisitions or exchanges. We are a party to a tax receivable agreement with active and former executive managing directors and the Ziffs, that requires us to pay 75% of the amount of cash savings in U.S. federal, state and local income tax that we actually realize as a result of such an increase in tax basis. We expect corporate-entity-level taxes and payments under the tax receivable agreement will accelerate as a result of the Recapitalization and the Corporate Classification Change.
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
The TCJA made significant changes to the taxation of U.S. business entities, including reducing the corporate income tax rate from 35% to 21%, eliminating the corporate alternative minimum tax, restricting deductions allowed for net operating losses beginning in 2018 to 80% of current year taxable income, permitting those net operating losses to be carried forward indefinitely, limiting the deductibility of business interest to 30% of “adjusted taxable income” (which is similar to EBITDA before 2022 and EBIT beginning in 2022), and making certain modifications to section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), among other changes. Under the regulations issued by the U.S. Treasury (the “Treasury Regulations”), partnership guaranteed payments for the use of capital may under certain circumstances be characterized as interest for purposes of the aforementioned limitation on the deductibility of business interest. In addition, recently finalized Treasury Regulations under section 162(m) of the Code would limit deductions for compensation paid by a partnership for services performed for it by covered employees of a corporation that is a partner in the partnership. The aforementioned limitation on the deductibility of business interest and the final Treasury Regulations under section 162(m) could reduce deductions available to us. Other changes to the tax laws may be enacted in the future. For example, the Biden Administration proposed various changes in the Build Back Better Act passed by the House of Representatives. The likelihood that any of these or other changes are enacted, and, if so, the consequences to us, are uncertain.
Our structure is subject to other potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
As described above, the TCJA made significant changes to the taxation of U.S. business entities and changes to the tax laws may be enacted in the future. If any change in the tax laws, rules, regulations or interpretations were to impose additional taxes or limitations, Class A Shareholders could be negatively affected because we could incur a material increase in our tax liability as a public company from the date any such changes applied to us, which could result in a reduction in the value of our Class A Shares.
Tax gain or loss on disposition of our Class A Shares could be more or less than expected.
If you sell your Class A Shares, you will generally recognize a gain or loss equal to the difference between the amount realized and the adjusted tax basis in those Class A Shares. Prior distributions to you for periods prior to the Corporate Classification Change in excess of the total net taxable income allocated to you for such periods, if any, which decreased the tax basis in your Class A Shares, will in effect become taxable income to you if the Class A Shares are sold in a taxable disposition at a price greater than your tax basis in those Class A Shares, even if the price is less than the original cost.
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
As of February 17, 2022, there were 4 holders of record of our Class A Shares. A substantially greater number of holders of our Class A Shares are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Recent Sales of Unregistered Securities
None.

SCU Stock Performance
The line graph and table below compares the cumulative total return on our Class A Shares with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Financials Index for the period of December 31, 2016 through December 31, 2021. The graph and table assume that $100 was invested simultaneously on December 31, 2016 in our Class A Shares, the S&P 500 Index and the S&P 500 Financials Index, respectively, that these investments were held until December 31, 2021, and that all dividends were reinvested. The past performance of our Class A Shares is not an indication of future performance.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$0
Dec 2016
Dec 2017
Dec 2018
Dec 2019
Dec 2020
Dec 2021
SCU
SPX
S5FINL

	Period Ended December 31,
	2016	2017	2018	2019	2020	2021
Sculptor Capital Management, Inc.	$100.00	$77.40	$30.38	$76.68	$53.85	$87.79
S&P 500 Index	$100.00	$119.42	$111.97	$144.31	$167.77	$212.89
S&P 500 Financials Index	$100.00	$120.03	$102.42	$132.30	$126.88	$168.17

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
Overview
General
2021 marked a new chapter at Sculptor as we continued to execute on our business plan. We began this chapter with a strong foundation after focusing over the last few years on building business stability. The following accomplishments were key to evolving the business to where it stands today, with sustained investment performance, improved investor flows and a stronger balance sheet.
First, we continued to deliver sustained investment performance across our funds for our clients over most measurable time horizons. Sculptor Master Fund was up 5.0% net for full year 2021 and Sculptor Credit Opportunities Master Fund and Customized Credit Focused Platform were up 17.0% and 17.2% net, respectively, for the full year 2021.
Second, our funds have stabilized their asset base and we have seen progress in our flows. This began by normalizing redemption levels and then building the pipeline for flows. Gross inflows in the multi-strategy funds were 11.3% of beginning AUM for 2021. This improvement, coupled with normalized redemption rates, led to the first year of positive net flows into the multi-strategy funds since 2014. Increases in our asset base from flows and fund performance have driven the rise in our management fee earnings. We have also been able to evolve our product mix from shorter-duration to longer-duration products. Our longer-term AUM has increased to 68% in 2021 from 26% in 2013. As a result, our asset base has increased longevity, creating consistency in our management fees.
Third, we have strengthened our balance sheet. We refinanced our liabilities at the end of 2020 and have since paid down $224 million of term debt this year, the lowest level of debt since our IPO in 2007
Given the above, we believe the fundamentals driving our earnings are sound and growing. Our management fees are up $31 million year-over-year. Our earnings, excluding the benefit of incentive income and the associated variable bonus expense, which includes management fees less fixed expenses (salaries and benefits, minimum discretionary bonus, and general, administrative, and other expenses) has gone from negative to positive over the last two years. This is a function of growing management fees while cutting or maintaining fixed expenses noted above.
While the business fundamentals are sound, the earnings for any given year can have volatility due to annual performance or incentive fee recognition timing. Over time, we created greater consistency in management fees as our longer-term AUM grew. With that also comes volatility in overall earnings due to the impact of longer-term AUM on incentive fee recognition and associated variable bonus expense timing. There is a timing difference between when we can recognize incentive income and when we accrue our discretionary bonus expense, which is dependent upon a variety of factors, including fund performance for the full calendar year. Incentive income for this longer-term AUM is typically recognized near the end of a multi-year period, which can create year-over-year volatility in incentive income.
Given the above, when we evaluate our business, we look to the underlying earnings drivers of the organization which will drive future returns to shareholders. These key indicators include strong fund performance and incremental net flows compounding our asset base, continuing to be cognizant of our cost framework, and growing and utilizing our balance sheet to invest in the growth of the business.
COVID-19 Pandemic
As the COVID-19 pandemic evolved, we continued to focus on the health and well-being of our employees and the uninterrupted service to investors in our funds and our shareholders. Where appropriate or recommended under local government guidelines, we successfully continued to execute our business continuity plan and continued operating a work from home model, with certain employees returning to the office with safety protocols in place consistent with government guidelines. We rely significantly on the effectiveness of our information technology infrastructure to continue our operations and to continue to maintain appropriate controls over operations, treasury function, accounting and financial reporting.
Due to the uncertainty over the timing and extent of any possible global economic recovery, we cannot readily estimate or determine the effects that the ongoing COVID-19 pandemic will ultimately have on our future business and financial results, as well as on our liquidity and capital resources. Please see the COVID-19 commentary included throughout this MD&A, including “—Liquidity and Capital Resources,” “Part I—Item 1A. Risk Factors” included in this annual report for additional information.
Overview of Our Financial Results
We reported GAAP net loss of $8.6 million in 2021, compared to net income of $170.7 million in 2020. This decrease in earnings was primarily due to the impact of the timing difference between when we can recognize incentive income and when we accrue the related discretionary bonus expense, resulting in lower incentive income and higher bonus expense in 2021 than in the prior year period, as discussed in the general overview section above. We recognized lower incentive income in 2021 than in the prior year period driven by more modest performance in our multi-strategy funds in the current year and an outsized crystallization of incentive income as a result of a multi-year crystallizations in our credit business in the prior year. The higher bonus expense in the current year was primarily driven by strong fund performance in our opportunistic credit funds and a new senior management compensation arrangement. Due to the timing that can impact our business, we recommend evaluating our results over a multi-year period and in connection with our ABURI disclosure.
2021 benefited from improvement in our core earnings drivers compared to the prior year period. Management fees were higher as a result of higher AUM, and general, administrative and other expenses decreased as a result of legal provisions incurred in the prior year period. The net loss in 2021 was also offset by lower income tax expense, lower equity-based compensation and salaries and benefits expenses, and lower interest expense.
These improvements were offset by higher losses on early retirement of debt as we prepaid $224.4 million of our 2020 Term Loan in 2021, strengthening our balance sheet, and by higher loss from the change in the fair value of warrant liabilities, primarily due to an increase in our Class A Share price, an adjustment to the exercise price due to dividends paid during the year, and the change in risk-free rate.
Additionally impacting our net loss attributable to Class A Shareholders was an adjustment to the redemption value of the Class A Shares of Sculptor Acquisition Corporation I (“SAC I”), our consolidated SPAC, that decreased net income attributable to our Class A Shareholders in 2021 by $25.9 million. In 2020, an adjustment of $7.0 million to the redemption value of the Preferred Units related to the accrual of distributions on the units decreased net income attributable to Class A Shareholders. Please see “—Results of Operations” for detailed discussion of the drivers of our results.
Economic Income was $119.4 million in 2021, compared to $306.1 million in 2020. This decrease was primarily due to the impact of the timing difference between recognition of incentive income from funds and the related discretionary bonus expense discussed above, partially offset by lower general, administrative and other expenses due to legal provisions incurred in 2020, higher management fees, lower salaries and benefits expense, and lower interest expense.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of AUM and Fund Performance
AUM totaled $38.1 billion as of December 31, 2021. Longer-term AUM were $25.8 billion, comprising 68% of our total AUM as of December 31, 2021.

AUM in our multi-strategy funds totaled $11.1 billion as of December 31, 2021, increasing $608.4 million, or 6%, year-over-year. This change was driven by performance-related appreciation of $513.7 million and net inflows of $100.0 million. 2021 marked the first time our multi-strategy fund had positive net inflows since 2014.
Sculptor Master Fund generated a gross return of 7.8% and a net return of 5.0% year-to-date through December 31, 2021. The fund profited predominately from positions within corporate credit, structured credit, and convertible and derivative arbitrage, partially offset by losses in equities. Please see “—AUM and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the Sculptor Master Fund.
AUM in our dedicated credit products totaled $22.4 billion as of December 31, 2021, increasing $417.3 million, or 2%, year-over-year. AUM in our opportunistic credit funds totaled $6.4 billion as of December 31, 2021, remaining relatively flat year-over-year. This was driven by $901.0 million of performance-related appreciation, partially offset by $799.7 million of net outflows primarily in our open-end opportunistic credit funds, and $38.5 million of distributions, primarily in our closed-end opportunistic credit funds.
For the full year 2021, Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund generated a gross return of 22.2% and a net return of 17.0%. Our Customized Credit Focused Platform, which invests in a flexible credit mandate across the credit spectrum to allow timely investments as market conditions change and dislocate, generated a gross return of 21.8% and a net return of 17.2% year-to-date through December 31, 2021. In 2021, the funds’ returns represented their largest annual excess return over high yield, continuing our successful track record of delivering excess returns to high yield, particularly in the years following material spread widening periods.
AUM in Institutional Credit Strategies totaled $16.1 billion as of December 31, 2021, increasing $354.6 million, or 2%, year-over-year. CLO issuance remained active during the year, with the increase in AUM driven primarily by the launches of six CLOs and a non-fee paying aircraft securitization vehicle, partially offset by the redemption and amortization of certain of our CLOs, as a result of natural life-cycle events, and decreases driven by foreign currency translation adjustments and changes in underlying collateral value.
AUM in our real estate funds totaled $4.5 billion as of December 31, 2021, increasing $236.2 million, or 5%, year-over-year primarily due to $708.3 million of net inflows driven by the launches of several Sculptor Real Estate Fund IV co-investment vehicles, the launch of our SPAC, as well as additional capital called into Sculptor Real Estate Credit Fund I. The SPAC is non-fee paying AUM; our AUM will be reduced once and if the SPAC undergoes a business combination or in the event of its liquidation. This was partially offset by $470.6 million of distributions and other reductions, primarily related to Sculptor Real Estate Fund III and Sculptor Real Estate Credit Fund I, as both of these funds are harvesting investments and making distributions.
Since inception through December 31, 2021, the gross internal rate of return (“IRR”) was 28.0% and 18.6% net for Sculptor Real Estate Fund III (for which the investment period ended in September 2019). Since inception through December 31, 2021, the gross IRR was 18.6% and 13.5% net for Sculptor Real Estate Credit Fund I.
Managing Business Performance
Our financial results are primarily driven by the combination of our AUM and the investment performance of our funds. Both of these factors directly affect the revenues we earn from management fees and incentive income. Growth in AUM due to capital placed with us by investors in our funds and positive investment performance of our funds drive growth in our revenues and earnings. Conversely, poor investment performance slows our growth by decreasing our AUM and increasing the potential for redemptions from our funds, which would have a negative effect on our revenues and earnings.
We typically accept capital from new and existing investors in our multi-strategy and certain open-end opportunistic credit funds on a monthly basis on the first day of each month. Investors in these funds (other than with respect to capital invested in Special Investments) typically have the right to redeem their interests in a fund following an initial lock-up period of one to four years. Following the expiration of these lock-up periods, subject to certain limitations, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 90 days prior written notice. The lock-up requirements for our funds may generally be waived or modified at the sole discretion of each funds’ general partner or board of directors, as applicable.

With respect to investors with quarterly redemption rights, requests for redemptions submitted during a quarter generally reduce AUM on the first day of the following quarter. Accordingly, quarterly redemptions generally will have no impact on management fees during the quarter in which they are submitted. Instead, these redemptions will reduce management fees in the following quarter. With respect to investors with annual redemption rights, redemptions paid prior to the end of a quarter impact AUM in the quarter in which they are paid, and therefore impact management fees for that quarter.
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
Information with respect to our AUM throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of December 31, 2021, approximately 2% of our AUM represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 51% of these affiliated AUM are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund or vehicle, we waive or rebate a corresponding portion of the management fees charged to the fund.
As further discussed below in “—Understanding Our Results—Revenues—Management Fees,” we generally calculate management fees based on AUM as of the beginning of each quarter. The AUM in the tables below are presented net of management fees and incentive income as of the end of the period. Accordingly, the AUM presented in the tables below are not the amounts used to calculate management fees for the respective periods.
Appreciation (depreciation) in the tables below reflects the aggregate net capital appreciation (depreciation) for the entire period and is presented on a total return basis, net of all fees and expenses (except incentive income on Special Investments), and includes the reinvestment of all dividends and other income. Management fees and incentive income vary by product.
Summary of Changes in AUM
The tables below present the changes to our AUM for the respective periods based on the type of funds or investment vehicles we manage.

	Year Ended December 31, 2021
	December 31, 2020	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(1)	December 31, 2021

	(dollars in thousands)
Multi-strategy funds	$10,504,024	$99,974	$(5,301)	$513,748	$—	$11,112,445
Credit
Opportunistic credit funds	6,287,777	(799,744)	(38,545)	900,986	—	6,350,474
Institutional Credit Strategies	15,697,827	2,904,817	(2,082,381)	710	(468,567)	16,052,406
Real estate funds	4,308,648	708,348	(470,581)	(1,553)	—	4,544,862
Total	$36,798,276	$2,913,395	$(2,596,808)	$1,413,891	$(468,567)	$38,060,187

	Year Ended December 31, 2020
	December 31, 2019	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(1)	December 31, 2020

	(dollars in thousands)
Multi-strategy funds	$9,332,118	$(463,780)	$(23,225)	$1,658,911	$—	$10,504,024
Credit
Opportunistic credit funds	6,025,306	197,387	(181,773)	246,857	—	6,287,777
Institutional Credit Strategies	15,710,319	750,297	(844,754)	685	81,280	15,697,827
Real estate funds	3,393,876	1,529,554	(619,580)	4,798	—	4,308,648
Other	8,311	20	(8,331)	—	—	—
Total	$34,469,930	$2,013,478	$(1,677,663)	$1,911,251	$81,280	$36,798,276
_______________
(1)Includes the effects of changes in the par value of the underlying collateral of the CLOs, foreign currency translation changes in the measurement of AUM of our European CLOs and changes in the portfolio appraisal value for aircraft securitization vehicles.
In the year ended December 31, 2021, AUM increased by $1.3 billion, driven by performance-related appreciation of $1.4 billion, net inflows of $2.9 billion, distributions and other reductions of $2.6 billion, and a decrease of $468.6 million primarily due to the effects of foreign currency translation adjustments and changes in par value of underlying collateral of the CLOs.
The net inflows were comprised of (i) $4.8 billion of gross inflows, driven by $2.9 billion in Institutional Credit Strategies, due to the launches of additional CLOs and an aircraft securitization vehicle, $1.2 billion in multi-strategy funds, primarily driven by inflows into the Sculptor Master Fund, which had the first positive net flows since 2014, and $708.3 million in real estate funds, primarily due to the launches of several Sculptor Real Estate Fund IV co-investment vehicles and our real estate SPAC; and (ii) $1.9 billion of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds.
Distributions and other reductions of $2.6 billion were driven primarily by $2.1 billion of distributions from Institutional Credit Strategies as a result of the wind down and redemptions of certain of our CLOs, and $470.6 million of distributions from our real estate funds as a result of realizations. In 2021, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from high net worth and family offices, sovereign wealth and corporates, and pensions, while pensions, fund-of-funds, and sovereign wealth and corporates were the largest source of gross outflows.
As of February 1, 2022, estimated AUM decreased to $37.9 billion, driven by $330.5 million of performance-related depreciation, $59.4 million of distributions and other reductions as a result of paydowns in our CLOs, as well as a decrease of $38.0 million primarily driven by foreign currency translation adjustments in our European CLOs. These decreases were partially offset by $235.9 million of net inflows, primarily in our multi-strategy funds.

In the year ended December 31, 2020, our funds experienced performance-related appreciation of $1.9 billion and net inflows of $2.0 billion. The net inflows were comprised of (i) $3.4 billion of gross inflows, driven by over $1.0 billion of new assets into our multi-strategy and opportunistic credit hedge funds, the final close of Sculptor Real Estate Fund IV and the launch of a European CLO and an aircraft securitization vehicle, and (ii) $1.4 billion of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds. Distributions and other reductions of $1.7 billion were driven primarily by Institutional Credit Strategies, as a result of a decrease in the number of aircraft serving as collateral in certain of our aircraft securitization vehicles for which we act as collateral manager, and by our real estate funds, which was primarily due to the expiration of the investment period for Sculptor Real Estate Credit Fund I. In 2020, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from corporate and other institutions, pensions, and private banks, while pensions and private banks were the largest source of gross outflows.
Weighted-Average AUM and Average Management Fee Rates
The table below presents our weighted-average AUM and average management fee rates. Weighted-average AUM exclude the impact of fourth quarter investment performance for the periods presented, as these amounts generally do not impact management fees calculated for those periods. The average management fee rates presented below take into account the effect of non-fee paying AUM. Our average management fee may vary from period to period based on the mix of products that comprise our AUM. The average management fee rates below consider management fees on Economic Income basis. For reconciliations of our non-GAAP measures to the respective GAAP measures, please see “—Economic Income Reconciliations” at the end of this MD&A.

	Year Ended December 31,
	2021	2020

	(dollars in thousands)
Weighted-average assets under management	$36,758,788	$34,849,876
Average management fee rates	0.76%	0.72%
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
Multi-Strategy Funds
Sculptor’s multi-strategy funds invest globally in high-conviction investment ideas across asset classes, regions and investment strategies with a primary focus is on idiosyncratic opportunities where return drivers are less sensitive to direction of broader financial markets.
The table below presents AUM and investment performance for our multi-strategy funds. AUM are generally based on the net asset value of these funds plus any unfunded commitments, if applicable. Management fees generally range from 1.00% to 2.00% annually of AUM. For the fourth quarter of 2021, our multi-strategy funds had an average management fee rate of 1.24%.
We generally crystallize incentive income from the majority of our multi-strategy funds on an annual basis. Incentive income is generally equal to 20% of the realized and unrealized profits attributable to each investor. A portion of the AUM in each of the Sculptor Master Fund and our other multi-strategy funds is subject to initial commitment periods of three years, and for certain of these assets, we only earn incentive income once profits attributable to an investor exceed a preferential return, or “hurdle rate,” which is generally equal to the 3-month T-bill rate for our multi-strategy funds. Once the investment performance has exceeded the hurdle rate for these assets, we may receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets.

			Returns for the Year Ended December 31,				Annualized Returns Since Inception Through December 31, 2021
	Assets Under Management as of December 31,		2021		2020
	2021	2020	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Sculptor Master Fund(1)	$10,200,106	$9,657,101	7.8%	5.0%	26.4%	19.5%	16.5%	(2)	11.5%	(2)
Sculptor Enhanced Master Fund	908,704	831,065	0.6%	-0.9%	23.6%	17.4%	13.6%		9.3%
Other funds	3,635	15,858	n/m	n/m	n/m	n/m	n/m		n/m
	$11,112,445	$10,504,024

_______________
n/m not meaningful
(1)The returns for the Sculptor Master Fund exclude Special Investments. Special Investments in the Sculptor Master Fund are held by investors representing a small percentage of AUM in the fund. Inclusive of these Special Investments, the returns of the Sculptor Master Fund for the year ended December 31, 2021 were 8.5% gross and 5.7% net, for the year ended December 31, 2020 were 25.3% gross and 18.6% net, and annualized since inception through December 31, 2021 were 16.2% gross and 11.3% net.
(2)The annualized returns since inception are those of the Sculptor Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Sculptor Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of December 31, 2021, the annualized returns since the Sculptor Master Fund’s inception on January 1, 1998 were 13.4% gross and 9.0% net excluding Special Investments and 13.0% gross and 8.9% net inclusive of Special Investments.
AUM in our multi-strategy funds increased $608.4 million, or 6%, year-over-year, primarily due to performance-related appreciation of $513.7 million and net inflows of $100.0 million. In 2021, the largest sources of gross inflows into our multi-strategy funds were from high net worth and family offices and sovereign wealth and corporates, while the largest sources of gross outflows were attributable to pensions and high net worth and family offices.
In 2021, the Sculptor Master Fund generated a gross return of 7.8% and a net return of 5.0%. The fund profited predominately from positions within corporate credit, structured credit, and convertible and derivative arbitrage, partially offset by losses in equities.
In 2020, the Sculptor Master Fund generated a gross return of 26.4% and a net return of 19.5%. Broad strength in risk assets rewarded our dynamic capital allocation and risk management framework. All of Sculptor Master Fund’s risk-taking strategies generated positive performance in 2020.
Credit

	Assets Under Management as of December 31,
	2021	2020

	(dollars in thousands)
Opportunistic credit funds	$6,350,474	$6,287,777
Institutional Credit Strategies	16,052,406	15,697,827
	$22,402,880	$21,985,604
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
AUM for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments, if applicable. Management fees for our opportunistic credit funds generally range from 0.75% to 1.75% annually of the net asset value of these funds. For the fourth quarter of 2021, our opportunistic credit funds had an average management fee rate of 0.83%.

We generally crystallize incentive income from our opportunistic credit funds at the end of a multi-year measurement period. This results in a timing difference between when we can recognize incentive income and when we accrue the associated discretionary bonus expense. Incentive income accrued at the fund level that cannot yet be recognized drives an increase in our ABURI balance. Compensation expense related to ABURI generated from our opportunistic credit funds is generally recognized in the fourth quarter of the year the underlying fund performance is generated which may not occur at the same time that the related revenues are recognized by us.
The table below presents AUM and investment performance information for certain of our opportunistic credit funds. Incentive income related to these funds (excluding the closed-end opportunistic fund, which is explained further below) is generally equal to 20% of realized and unrealized profits attributable to each investor, and a portion of these AUM is subject to hurdle rates, which are generally 5% to 8% for our open-end opportunistic credit funds. Once the cumulative investment performance has exceeded the hurdle rate, we may receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these funds. The measurement periods for these AUM generally range from one to five years.

			Returns for the Year Ended December 31,				Annualized Returns Since Inception Through December 31, 2021
	Assets Under Management as of December 31,		2021		2020
	2021	2020	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Sculptor Credit Opportunities Master Fund(1)	$2,069,005	$2,474,705	22.2%	17.0%	1.1%	-1.5%	14.2%	10.1%
Customized Credit Focused Platform	3,968,064	3,466,024	See below for return information on our Customized Credit Focused Platform.
Closed-end opportunistic credit funds	313,405	347,048	See below for return information on our closed-end opportunistic credit funds.
	$6,350,474	$6,287,777
_______________
(1)The returns for the Sculptor Credit Opportunities Master Fund exclude Special Investments, which are held by investors representing a small percentage of AUM in the fund. Inclusive of these Special Investments, the returns of the Sculptor Credit Opportunities Master Fund for the year ended December 31, 2021 were 22.3% gross and 17.3% net, for the year ended December 31, 2020 were 0.7% gross and -1.8% net, and annualized since inception through December 31, 2021 were 13.8% gross and 9.9% net.
AUM in our opportunistic credit funds remained relatively flat year-over-year. This was driven primarily by $901.0 million of performance-related appreciation, partially offset by $799.7 million of net outflows.
In 2021, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 22.2% and a net return of 17.0%. In 2021 the fund saw positive contributions from both corporate credit and structured credit in both the U.S. and Europe, and the fund’s returns represented their largest annual excess return over high yield, continuing our successful track record of delivering excess returns to high yield, particularly in the years following material spread widening periods.
In 2020, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 1.1% and a net return of -1.5%. The gross return was primarily driven by broad-based positive performance in both spread-based investments where we added exposure during the crisis, in addition to a resurgence amongst our largest process-driven holdings. We deployed approximately $800.0 million of capital into credit in the Sculptor Credit Opportunities Master Fund at the height of the COVID-19 pandemic-related crisis, which helped drive a 23.1% net return for the fund from April 1, 2020 through year-end.

Our Customized Credit Focused Platform invests in a flexible credit mandate across the credit spectrum to allow timely investments as market conditions change and dislocate. The table below presents investment performance for the fund.

	Weighted Average Return for the Year Ended December 31,(2)				Inception to Date as of December 31, 2021
	2021		2020		IRR		Net Invested Capital Multiple(5)
Customized Credit Focused Platform	Gross	Net	Gross	Net	Gross(3)	Net(4)
Opportunistic Credit Performance(1)	21.8%	17.2%	11.7%	8.7%	16.0%	12.3%	2.7x
_______________
(1)Performance presented is for the opportunistic credit strategies in the Customized Credit Focused Platform. As of December 31, 2021, approximately 94% of the invested capital in the Customized Credit Focused Platform is invested in the Platform’s opportunistic credit strategies.
(2)Weighted Average Returns reflect the total profit & loss divided by the weighted average capital base, which represents net asset value plus net contributions (distributions) for the period.
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
(5)Net invested capital multiple measures the current net asset value over the net invested capital, where net invested capital represents cumulative contributions less cumulative distributions. The Customized Credit Focused Platform has an active liquid investment program, a key element of which includes ramping up and ramping down depending on market conditions. Much of the capital has recently been deployed.
The table below presents AUM investment performance and other information for our closed-end opportunistic credit funds. Our closed-end opportunistic credit funds follow a European-style waterfall, whereby incentive income may be paid to us only after a fund investor receives distributions in excess of their total contributed capital and a preferential return, which is generally 6% to 8%. Incentive income related to these funds is generally equal to 20% of the cumulative realized profits in excess of the preferential return attributable to each investor over the life of the fund. Once the investment performance has exceeded the preferential return, we may receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these funds. These funds have concluded their investment periods, and therefore we expect AUM for these funds to decrease as investments are sold and the related proceeds are distributed to the investors in these funds.

	Assets Under Management as of December 31,		Inception to Date as of December 31, 2021
	2021	2020	Total Commitments	Total Invested Capital(1)	Gross IRR(2)	Net IRR(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Sculptor European Credit Opportunities Fund (2012-2015)	$—	$—	$459,600	$305,487	15.7%	11.8%	1.5x
Sculptor Structured Products Domestic Fund II (2011-2014)	—	15,602	326,850	326,850	19.2%	15.1%	2.1x
Sculptor Structured Products Offshore Fund II (2011-2014)	—	14,119	304,531	304,531	16.5%	12.9%	1.9x
Sculptor Structured Products Offshore Fund I (2010-2013)	—	4,417	155,098	155,098	23.7%	18.9%	2.1x
Sculptor Structured Products Domestic Fund I (2010-2013)	4,537	4,088	99,986	99,986	22.6%	18.0%	2.0x
Other funds	308,868	308,822	309,000	170,014	n/m	n/m	n/m
	$313,405	$347,048	$1,655,065	$1,361,966
_______________
n/m not meaningful
(1)Represents funded capital commitments net of recallable distributions to investors.
(2)Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of December 31, 2021, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.
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
(4)Gross Multiple on Invested Capital (“MOIC”) for our closed-end opportunistic credit funds is calculated by dividing the sum of the net asset value of the fund, accrued incentive income, life-to-date incentive income and management fees paid and any non-recallable distributions made from the fund by the invested capital.
Institutional Credit Strategies
Institutional Credit Strategies is our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs, aircraft securitization vehicles, CBOs, and other customized solutions for clients.
AUM for Institutional Credit Strategies are generally based on the amount of equity outstanding for CLOs and CBOs (during the warehouse period), the par value of the collateral assets and cash held for CLOs and CBOs (after the warehouse period), and adjusted portfolio appraisal values for the aircraft collateral within the securitization vehicles. However, AUM are reduced for any investments in these CLOs and securitization vehicles held by our other funds. Management fees for Institutional Credit Strategies generally range from 0.25% to 0.50% annually of AUM. For the fourth quarter of 2021, Institutional Credit Strategies had an average management fee rate of 0.42% gross of rebates on cross-investments from other funds we manage (0.29% net of such rebates). These average rates exclude the net impact of deferred subordinated management fees which were deferred in 2020 and fully recouped in 2021.
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

	Most Recent Launch or Refinancing Year		Assets Under Management as of December 31,
		Deal Size	2021	2020

		(dollars in thousands)
Collateralized loan obligations	2017	$1,658,282	$1,022,807	$1,041,257
	2018	5,315,728	4,204,715	5,050,843
	2019	653,250	—	605,530
	2020	1,868,287	1,698,970	1,764,099
	2021	8,174,069	7,150,793	5,907,873
		17,669,616	14,077,285	14,369,602

Aircraft securitization vehicles	2018	696,000	471,774	475,415
	2019	1,128,000	339,981	382,764
	2020	472,732	168,788	181,105
	2021	821,529	641,778	—
		3,118,261	1,622,321	1,039,284

Collateralized bond obligation	2021	367,050	285,845	274,418
Other funds	n/a	n/a	66,955	14,523
		$21,154,927	$16,052,406	$15,697,827
AUM in Institutional Credit Strategies totaled $16.1 billion as of December 31, 2021, increasing $354.6 million, or 2%, year-over-year. The year-over-year increase in AUM in Institutional Credit Strategies was driven primarily by the launches of six CLOs and a non-fee paying aircraft securitization vehicle, partially offset by the redemption and amortization of certain of our

CLOs, as a result of natural life-cycle events, and decreases driven by foreign currency translation adjustments and changes in underlying collateral value. Due to fee compression, our recent CLO launches have been at rates below our historical averages. Further in 2021, we priced twelve refinancing transactions in our existing CLOs extending the maturity of these transactions, but often at lower average net fees. Additionally, we refinanced our existing CBO in 2021. Refinancing CLOs and CBOs produces increased returns for subordinated note holders.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.
AUM for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. AUM are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds. AUM for the special purpose acquisition company sponsored by us includes the proceeds raised in the initial public offering that are currently held in a trust for use in a business combination. Management fees for our real estate funds, exclusive of co-investment vehicles, generally range from 0.75% to 1.50% annually of AUM, however, management fees for Sculptor Real Estate Credit Fund I are based on invested capital both during and after the investment period. For the fourth quarter of 2021, our real estate funds, inclusive of co-investment vehicles, had an average management fee rate of 0.79%.
The tables below present AUM, investment performance and other information for our real estate funds. The amounts included within “co-investment and other funds” below mainly relate to co-investment vehicles. Our real estate funds generally follow an American-style waterfall, whereby incentive income may be paid to us after a fund investment is realized if a fund investor receives distributions in excess of the capital contributed for such investment, as well as a preferential return on such investment, which is generally 6% to 10%. Upon each subsequent realization, incentive income, which is generally 20% of realized profits, is recalculated based on the cumulative realized profits in excess of the preferential return attributable to each investor over the life of the fund. Once the investment performance has exceeded the preferential rate, we may receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the realized net profits attributable to investors in these funds.
We recognize incentive income on our real estate funds related to certain tax distributions on realizations at the fund level. Realizations at the fund level give rise to tax liabilities for our investors. Funds distribute capital back to investors to cover these tax liabilities and this in turn drives the recognition of tax distribution-related incentive income. In addition, incentive income is recognized as investments are sold and related distributions are made to investors. Due to the recalculation of cumulative realized profits upon each realization, the fund may clawback incentive income previously paid to us. As a result, we record incentive income paid to us by the real estate funds as unearned revenue in our consolidated balance sheets until the criteria for revenue recognition has been met.
For additional information on incentive income accrued at fund level for our real estate, as well as other funds, see “—Longer-Term AUM and Accrued Unrecognized Incentive Income” included in this annual report.
For funds that have concluded their investment periods, we expect AUM to decrease as investments are sold and the related proceeds are distributed to the investors in these funds.

	Assets Under Management as of December 31,
	2021	2020

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I (2005-2010)	$—	$—
Sculptor Real Estate Fund II (2011-2014)	$24,676	$42,040
Sculptor Real Estate Fund III (2014-2019)	308,970	459,650
Sculptor Real Estate Fund IV (2019-2023)	2,593,402	2,593,339
Sculptor Real Estate Credit Fund I (2015-2020)	368,442	370,276
Co-investment and other funds	1,249,372	843,343
	$4,544,862	$4,308,648

	Inception to Date as of December 31, 2021
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$408,081	$386,298	$847,612	25.5%	16.1%	2.2x	$386,298	$847,612	25.5%	2.2x
Sculptor Real Estate Fund II	839,508	762,588	1,600,286	32.9%	21.7%	2.1x	762,588	1,600,286	32.9%	2.1x
Sculptor Real Estate Fund III	1,500,000	1,101,784	1,924,682	28.0%	18.6%	1.7x	920,933	1,695,049	32.2%	1.8x
Sculptor Real Estate Fund IV(7)	2,596,024	488,889	672,868	n/m	n/m	n/m	161,730	269,030	n/m	n/m
Sculptor Real Estate Credit Fund I	736,225	641,167	795,264	18.6%	13.5%	1.2x	274,660	368,744	21.0%	1.3x
Co-investment and other funds	1,335,260	1,031,851	1,334,242	n/m	n/m	n/m	188,415	343,602	n/m	n/m
	$7,415,098	$4,412,577	$7,174,954				$2,694,624	$5,124,323

	Unrealized Investments as of December 31, 2021
	Invested Capital	Total Value	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$—	$—	—
Sculptor Real Estate Fund II	—	—	—
Sculptor Real Estate Fund III	180,851	229,633	1.3x
Sculptor Real Estate Fund IV(7)	327,159	403,838	n/m
Sculptor Real Estate Credit Fund I	366,507	426,520	1.2x
Co-investment and other funds	843,436	990,640	n/m
	$1,717,953	$2,050,631
_______________
n/m not meaningful
(1)An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.
(2)Invested capital represents total aggregate contributions made for investments by the fund.
(3)Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of December 31, 2021. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of December 31, 2021.
(4)Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of December 31, 2021, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.
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
AUM in our real estate funds totaled $4.5 billion as of December 31, 2021, increasing $236.2 million, or 5%, year-over-year due to net inflows of $708.3 million, primarily due to the launches of several Sculptor Real Estate Fund IV co-investment vehicles, the launch of our SPAC, as well as additional capital called into Sculptor Real Estate Credit Fund I. The SPAC is non-fee paying AUM; our AUM will be reduced once and if the SPAC undergoes a business combination or in the event of its liquidation. This was partially offset by $470.6 million of distributions and other reductions, primarily related to Sculptor Real Estate Fund III and Sculptor Real Estate Credit Fund I, as both of these funds are harvesting investments and making distributions. Our real estate funds continue to deploy capital and generate strong returns with an 18.6% annualized net return in Sculptor Real Estate Fund III and 13.5% annualized net return in Sculptor Real Estate Credit Fund I.

The performance information presented in this “Fund Performance Information” section is not indicative of the performance of our Class A Shares and is not necessarily indicative of the future results of any particular fund, including the accrued unrecognized amounts of incentive income. An investment in our Class A Shares is not an investment in any of our funds. There can be no assurance that any of our existing or future funds will achieve similar results. The timing and amount of incentive income generated from our funds are inherently uncertain. Incentive income is a function of investment performance and realizations of investments, which vary period-to-period based on market conditions and other factors. We cannot predict when, or if, any realization of investments will occur. Incentive income recognized for any particular period is not a reliable indicator of incentive income that may be earned in subsequent periods.
Longer-Term AUM and Accrued But Unrecognized Incentive Income (“ABURI”)
As of December 31, 2021, approximately 68% of our AUM were subject to initial commitment periods of three years or longer, excluding AUM that had initial commitment periods of three years or longer and subsequently moved to shorter commitment periods at the end of their initial commitment period. The table below presents the amount of these AUM.

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Multi-strategy funds	$458,242	$463,681
Credit
Opportunistic credit funds	4,773,980	4,250,444
Institutional Credit Strategies	16,038,071	15,683,304
Real estate funds	4,544,862	4,308,648
	$25,815,155	$24,706,077
Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. These amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information.
The table below presents the changes in the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues (ABURI) during the year ended December 31, 2021:

	December 31, 2020	Recognized Incentive Income	Performance	December 31, 2021
	(dollars in thousands)
Multi-strategy funds	$14,932	$(15,608)	$5,922	$5,246
Credit
Opportunistic credit funds	14,925	(44,083)	127,832	98,674
Real estate funds	98,371	(40,205)	64,774	122,940
	$128,228	$(99,896)	$198,528	$226,860
Incentive income, if any, on our longer-term AUM is based on the cumulative investment performance generated over the respective commitment period. As of December 31, 2021, our ABURI was $226.9 million, up $98.6 million since the end of 2020. In 2021, $198.5 million of ABURI was generated driven by strong performance in our opportunistic credit funds primarily from certain open ended credit funds, which will largely not crystallize until after a multi-year period and last crystallized in 2020, and from Real Estate Fund III and IV, which are not expected to crystallize until closer to the end of their respective fund life. We recognized $99.8 million of incentive income from longer-term AUM in 2021, primarily from tax distributions from our Customized Credit Focused Platform and several of our real estate funds, which reduced our ABURI balance
Our ABURI from longer-term AUM generally comprise the following:
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
Understanding Our Results
Revenues
Our operations historically have been financed primarily by cash flows generated by our business. Our principal sources of revenues are management fees and incentive income. For any given period, our revenues are influenced by the amount of our AUM, the investment performance of our funds and the timing of when we recognize incentive income for certain AUM as discussed below.
The ability of investors to contribute capital to and redeem capital from our funds causes our AUM to fluctuate from period to period. Fluctuations in AUM also result from our funds’ investment performance. Both of these factors directly impact the revenues we earn from management fees and incentive income. For example, a $1.0 billion increase or decrease in AUM subject to a 1% management fee would generally increase or decrease annual management fees by $10.0 million. If profits, net of management fees, attributable to a fee-paying fund investor were $10.0 million in a given year, we generally would earn incentive income equal to $2.0 million, assuming a 20% incentive income rate, a one-year commitment period, no hurdle rate and no high-water marks from prior years.
For any given quarter, our revenues are influenced by the combination of AUM and the investment performance of our funds. For example, incentive income for the majority of our multi-strategy AUM is recognized in the fourth quarter each year, based on full year investment performance.
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of AUM at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of AUM, the relative magnitude and timing of inflows and redemptions during the respective quarter, the impact of differing management fee rates charged on those inflows and redemptions, as well as the impact of the deferral of subordinated management fees from certain CLOs. See “—Weighted-Average AUM and Average Management Fee Rates” for information on our average management fee rate and Note 12 to our consolidated financial statements in this annual report for additional information regarding management fees.

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
Income of Consolidated Entities. Revenues recorded as income of consolidated entities consist primarily of fee and other income.
Expenses
Compensation and Benefits. Compensation and benefits consist of salaries, employee benefits, payroll taxes, and discretionary and guaranteed cash bonus expenses. We generally recognize compensation and benefits expenses over the related service period. Due to multi-year crystallizations in our credit and real estate funds, we may recognize discretionary bonus expense as incentive is generated at the fund level but before the Company recognizes the related incentive income. For additional information on incentive income recognized at fund level but not yet recognized by us see “—Longer-Term AUM and Accrued Unrecognized Incentive Income” included in this annual report for additional information. We generally pay our bonuses in January of the year following the year in which bonuses were accrued.
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
Compensation and benefits also include equity-based compensation expense, which is primarily in the form of RSUs granted to our independent board members, employees and executive managing directors, as well as RSAs, PSUs and Partner Equity Units granted to executive managing directors.
We also have profit-sharing arrangements whereby certain employees or executive managing directors are entitled to a share of incentive income that we earn primarily from our real estate funds. This incentive income is typically paid to us and then we pay a portion to the profit-sharing participant as investments held by these funds are realized. To the extent that the payments to the employees or executive managing directors are probable and reasonably estimable, we accrue these payments as compensation expense for GAAP purposes, which may occur prior to the recognition of the related incentive income.
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
Sculptor’s compensation structure is designed to align the interests of our executive managing directors and employees with those of investors in our funds and our Class A Shareholders. Our compensation structure focuses on both individual and firm-wide performance through bonus compensation in a combination of equity and deferred cash interests that vest over time.
Interest Expense. Amounts included within interest expense relate primarily to indebtedness outstanding.
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
Expenses of Consolidated Entities. Expenses recorded as expenses of consolidated entities consist of general, administrative and other miscellaneous expenses.
Other (Loss) Income
Changes in Fair Value of Warrant Liabilities. Changes in fair value of warrant liabilities represent gains (losses) from changes in fair value of warrants.
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
Net Gains on Investments. Net gains on investments primarily consist of realized and unrealized net gains and losses on investments in U.S. government obligations and investments in our funds, including CLOs and other funds we manage.
Net (Losses) Gains of Consolidated Entities. Net (losses) gains of consolidated entities primarily consist of changes in the fair value of warrant liabilities related to our consolidated SPAC.
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
In 2021, we consolidated our SPAC, wherein investors are able to redeem Class A shares issued by the SPAC. Allocations of earnings to these shares are reflected within net income (loss) attributable to redeemable noncontrolling interests in the consolidated statements of operations. Increases or decreases in the net income (loss) attributable to SPAC investors’ interests in the SPAC is driven primarily by interest income generated on cash and cash equivalents, changes in fair value of warrant liabilities of the SPAC and various expenses related to legal costs, business development and insurance. Additionally, the accretion of the redeemable noncontrolling interests to redemption value is recorded within change in redemption value of redeemable noncontrolling interests and Preferred Units in the consolidated statements of operations.
Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net (Loss) Income Attributable to Class A Shareholders

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders	$(8,605)	$170,682	$(179,287)	(105)%
Refer below for the discussion of the contributing factors to changes in Net (Loss) Income Attributable to Class A Shareholders from the prior year.
Revenues

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Management fees	$301,945	$270,753	$31,192	12%
Incentive income	312,432	616,959	(304,527)	(49)%
Other revenues	7,351	9,218	(1,867)	(20)%
Income of consolidated entities	4,340	90	4,250	n/m
Total Revenues	$626,068	$897,020	$(270,952)	(30)%
Total revenues in 2021 were $626.1 million, decreasing $271.0 million, primarily due to the following:
•A $31.2 million increase in management fees, primarily due to the following:
•Multi-strategy funds. A $24.0 million increase in multi-strategy funds due to higher average AUM.
•Opportunistic credit funds. A $5.6 million increase in opportunistic credit funds due to higher average AUM in the Sculptor Credit Opportunities Master Fund, as well as higher average fee-paying AUM in the Customized Credit Focused Platform.
•Institutional Credit Strategies. A $4.4 million increase in Institutional Credit Strategies due to the full recovery of $5.6 million of previously deferred subordinated management fees in 2021, as well as the launches of additional CLOs in 2021. These increases were partially offset by decreases driven by: (i) the redemptions of certain of our CLOs during 2021 and new issuances at lower rates; (ii) a reduction in AUM in certain of our CLOs due to distributions; and (iii) a decrease in the portfolio appraisal value for certain of our aircraft securitization vehicles.
•Real Estate Funds. A $2.8 million decrease in real estate funds due to lower management fees from both Real Estate Fund III and Real Estate Fund II, and related co-investment vehicles, due to lower average AUM as realizations decreased overall fund size.

See “—AUM and Fund Performance—Weighted-Average AUM and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $304.5 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $199.6 million decrease in incentive income from our multi-strategy funds, which was driven by Sculptor Master Fund which generated a gross return of 7.8% in the current year, as compared to strong performance by the fund in the prior year, with a 26.4% gross return.
•Opportunistic credit funds. A $124.7 million decrease in incentive income from our opportunistic credit funds, despite strong fund performance in the current year, primarily due to crystallizations in the prior year from certain open ended credit funds as their incentive crystallizes on a multi-year basis. This outsized crystallization event in 2020 drove a $147.2 million decrease in incentive year-over-year. The decrease was partially offset by a $35.0 million increase in incentive from Sculptor Credit Opportunities Master Fund which generated a gross return of 22.2% in 2021, as compared to a gross return of 1.1% in 2020.
•Real estate funds. A $20.6 million increase in incentive income from our real estate funds due to a $19.0 million increase in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income, which represents incentive income at fund level not recognized by us yet, primarily from Real Estate Fund IV, Real Estate Fund III, and Sculptor Real Estate Credit Fund I and a $1.7 million increase in realizations, primarily from Sculptor Real Estate Fund II, as the fund is realizing investments during its wind-down.
•A $1.9 million decrease in other revenues driven by a decrease in interest income due to lower interest rates.
•A $4.3 million increase in income of consolidated entities due to increase in other fee income of our consolidated entities compared to the prior year period.
Expenses

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Compensation and benefits	$411,463	$409,228	$2,235	1%
Interest expense	15,586	21,100	(5,514)	(26)%
General, administrative and other	121,210	232,187	(110,977)	(48)%
Expenses of consolidated entities	2,823	53	2,770	n/m
Total Expenses	$551,082	$662,568	$(111,486)	(17)%
Total expenses in 2021 were $551.1 million, decreasing $111.5 million, primarily due to the following:
•A $111.0 million decrease in general, administrative and other expenses primarily driven by: (i) $119.4 million of legal provision accruals in the prior year; (ii) a $5.1 million decrease in professional services expenses, driven by lower legal and accounting fees, in part due to higher legal fees incurred in 2020 as a result of legal settlements; and (iii) reductions across various other operating expense categories.
•A $5.5 million decrease in interest expense, primarily due to lower average outstanding debt balance as we repaid $224.4 million under the 2020 Term Loan and $19.9 million under a CLO Investment Loan in 2021.
•A $2.2 million increase in compensation and benefits expenses driven by various offsetting items, including a $25.9 million increase in bonus expense due to factors outlined below:

◦Strong 2021 fund performance in opportunistic credit resulted in higher bonus expense. This performance resulted in an increase in ABURI which will not be recognized as incentive income in the current year, but will have associated bonus expense. This ABURI could crystallize into incentive income in future periods without the associated bonus expense, which would shift attributable earnings into future periods.
◦Further, our 2021 bonus increased from the prior year, primarily driven by a new senior management compensation arrangement. The increase was partially offset by decreases in certain other performance related bonuses.
Note that as our discretionary cash bonuses are generally determined based on fund performance in a given year, there may be differences in the timing of when bonuses are accrued and when the corresponding incentive income is recognized, particularly for performance generated on our longer-term AUM and AUM that have annual incentive income crystallization dates other than at year-end. In the fourth quarter we recognize discretionary bonuses, which are largely based on current year fund performance regardless of the year in which incentive income is recognized. It is best to look at our compensation ratio on incentive income over a multi-year period given the difference in timing of these line items.
◦ The increase in bonus expense was partially offset by a $17.4 million decrease in equity-based compensation expense primarily due to: (i) a $13.4 million decrease in amounts related to Group E Units, as the remaining units are being amortized on an accelerated basis (i.e., each tranche is being amortized over its respective service period), resulting in decreasing expenses in each subsequent vesting year on these awards; and (ii) an $8.2 million decrease in amounts related to Group P Units as a result of the related service period ending during 2020. These decreases were partially offset by a $6.2 million increase in RSU amortization primarily due to acceleration of the compensation cost as a result of separation-related compensation for a departing executive. In addition, salaries and benefits decreased by $6.3 million, as our worldwide headcount decreased to 337 as of December 31, 2021, from 351 as of December 31, 2020.
•A $2.8 million increase in expense of consolidated entities due to an increase in general, administrative and other expenses of the consolidated entities from the prior year period.
Other Loss

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Changes in fair value of warrant liabilities	$(27,460)	$(7,548)	$(19,912)	n/m
Changes in tax receivable agreement liability	(9,238)	(2,554)	(6,684)	262%
Net losses on retirement of debt	(30,198)	(5,011)	(25,187)	n/m
Net gains on investments	11,537	10,611	926	9%
Net losses of consolidated entities	(481)	—	(481)	n/m
Total Other (Loss) Income	$(55,840)	$(4,502)	$(51,338)	n/m

Total other loss in 2021 was $55.8 million, increasing $51.3 million, which resulted from the following:
•Changes in fair value of warrant liabilities. The amounts in 2021 and 2020 are the result of an increase in the fair value of warrants to purchase our Class A Shares that were issued in connection with the 2020 Credit Agreement. The change was primarily due to the increase in our Class A Share price, an adjustment to the exercise price due to dividends, and the change in risk-free rate from the issuance date of the warrants to December 31, 2021. See Note 5 to our consolidated financial statements included in this report for additional details on warrants valuation inputs.

•Changes in tax receivable agreement liability. The amounts in 2021 and 2020 are both a result of changes in projected future tax rates impacting the anticipated liability under the tax receivable agreement.
•Net losses on retirement of debt. The amount in 2021 was primarily related to the $224.4 million prepayment of amounts outstanding under the 2020 Term Loan and a $19.9 million repayment of a CLO Investment Loan, while the amount in 2020 was primarily related to the $200.0 million and $45.0 million full repayments of amounts outstanding under the Debt Securities and 2018 Term Loan, respectively. The related losses on retirement of debt were comprised of unamortized discounts and deferred financing costs that were proportionately written-off in connection with these repayments.
•Net gains on investments. The amounts in 2021 and 2020 both represent investment income on our equity method investments. In 2021, risk retention investments in CLOs and U.S. government obligations both generated income, compared to losses in the prior year. Investment income increased by $926 thousand, primarily due to higher gains from risk retention investments in CLOs and U.S. government obligations, partially offset by lower gains on our equity method investments, primarily due to lower gains from our multi-strategy fund investments.
Income Taxes

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Income taxes	$13,705	$75,272	$(61,567)	(82)%
Income tax expense decreased by $61.6 million. Income tax expense was lower primarily due the decrease in profitability in the current year and benefits recognized from state rate changes on deferred taxes.
Net Loss attributable to noncontrolling interests
The following table presents the components of the net loss attributable to noncontrolling interests:

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Group A Units	$(14,299)	$(23,259)	$8,960	(39)%
Other	2,983	303	2,680	n/m
Total	$(11,316)	$(22,956)	$11,640	(51)%

Redeemable noncontrolling interests	$562	$—	$(562)	n/m
Net loss attributable to noncontrolling interests in 2021 was $11.3 million, decreasing by $11.6 million. During the Distribution Holiday, net income earned by any Sculptor Operating Partnership is allocated 100% to Sculptor Capital Management, Inc., while losses are allocated on a pro rata basis among the Group A Units (noncontrolling interests) and Sculptor Capital Management, Inc. as described in Note 4.
In 2021, Sculptor Capital LP, which earns most of our management fees and incurs most of our operating expenses, generated a smaller loss than in the prior year period, as operating expenses were lower and management fees were higher in 2021 compared to 2020. Sculptor Capital Advisors II LP, along with Sculptor Capital Advisors LP, earn most of our incentive income. In 2021, Sculptor Capital Advisors LP generated losses that were allocated on a pro rata basis among the Group A Units (noncontrolling interests) and Sculptor Capital Management, Inc. In 2021, Sculptor Capital Advisors II LP generated net income, and therefore we allocated 100% of its income to Sculptor Capital Management, Inc. Income attributable to redeemable noncontrolling interests relates to entities we consolidated in 2021.

Change in Redemption Value of Redeemable Noncontrolling Interests and Preferred Units
The following table presents the change in redemption value of redeemable noncontrolling interests and Preferred Units:

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Change in redemption value of redeemable noncontrolling interests and Preferred Units	$(25,924)	$(6,952)	$(18,972)	273%
The change in redemption value of redeemable noncontrolling interests in 2021 was a loss of $25.9 million, increasing by $19.0 million from prior year. The amount in 2021 represents the accretion to redemption value of the Class A Shares related to our consolidated SPAC, while the amount in 2020 relates to adjustments to the redemption value of the Preferred Units, which were redeemed in full in the fourth quarter of 2020.
For the discussion of results of operations for the year ended December 31, 2020 compared to year ended December 31, 2019, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—December 31, 2020 Compared to December 31, 2019” in our annual report on Form 10-K for the year ended December 31, 2020, dated February 23, 2021 and filed with the SEC.
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
•Equity-based compensation expenses, net of cash settled RSUs, depreciation and amortization expenses, changes in fair value of warrant liabilities, changes in the tax receivable agreement liability, net losses on retirement of debt, gains and losses on fixed assets, and gains and losses on investments in funds as management does not consider these items to be reflective of operating performance. The fair value of RSUs that are settled in cash to employees or executive managing directors, where the number of RSUs to be settled in cash is not certain at the time of the grant, is included as an expense at the time of settlement. Where the number of RSUs to be settled in cash is certain on the grant date, the expense is recognized during the performance period to which the award relates. Further, impairment of right-of-use lease assets is excluded from Economic Income at the time the impairment is recognized for GAAP and the impact is then amortized over the lease term for Economic Income. Additionally, rent expense is offset by subrental income as management evaluates rent expenses on a net basis.
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

•Amounts related to the consolidated entities, including the related eliminations of management fees and incentive income, as management reviews the total amount of management fees and incentive income earned in relation to total AUM and fund performance.
In addition, expenses related to incentive income profit-sharing arrangements are generally recognized at the same time the related incentive income revenue is recognized, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the relevant fund. Further, deferred cash compensation is expensed in in the performance period for Economic Income, rather than over the service period for GAAP.
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
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Economic Income (Non-GAAP)

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Economic Income	$119,371	$306,111	$(186,740)	(61)%
Refer below for the discussion of the contributing factors to changes in Economic Income from the prior year.
Economic Income Revenues (Non-GAAP)

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Economic Income Basis
Management fees	$280,473	$250,033	$30,440	12%
Incentive income	314,168	616,995	(302,827)	(49)%
Other revenues	6,396	9,218	(2,822)	(31)%
Total Economic Income Revenues	$601,037	$876,246	$(275,209)	(31)%
Economic Income revenues in 2021 were $601.0 million, decreasing $275.2 million, primarily due to the following:
•A $30.4 million increase in management fees, driven primarily by the following:
•Multi-strategy funds. A $20.4 million increase due to higher average AUM.

•Opportunistic credit funds. A $5.6 million increase due to higher average AUM in the Sculptor Credit Opportunities Master Fund, as well as higher average fee-paying AUM in the Customized Credit Focused Platform.
•Institutional Credit Strategies. A $4.8 million increase due to the full recovery of $5.6 million of previously deferred subordinated management fees in 2021, as well as the launches of additional CLOs in 2021. These increases were partially offset by decreases driven by: (i) the redemptions of certain of our CLOs during 2021 and new issuances at lower rates; (ii) a reduction in AUM in certain of our CLOs due to distributions; and (iii) a decrease in the portfolio appraisal value for certain of our aircraft securitization vehicles.
•A $302.8 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $199.6 million decrease in incentive income from our multi-strategy funds, which was driven by Sculptor Master Fund which generated a gross return of 7.8% in the current year, as compared to strong performance by the fund in the prior year, with a 26.4% gross return.
•Opportunistic credit funds. A $123.0 million decrease in incentive income from our opportunistic credit funds, despite strong fund performance in the current year, primarily due to crystallizations in the prior year from certain open ended credit funds as their incentive crystallizes on a multi-year basis. This outsized crystallization event in 2020 drove a $147.2 million decrease in incentive year-over-year. The decrease was partially offset by a $35.0 million increase in incentive from Sculptor Credit Opportunities Master Fund which generated a gross return of 22.2% in 2021, as compared to a gross return of 1.1% in 2020.
•Real estate funds. A $20.6 million increase in incentive income from our real estate funds due to a $19.0 million increase in tax distributions taken to cover tax liabilities on accrued unrecognized incentive income, which represents incentive income at fund level not recognized by us yet, primarily from Real Estate Fund IV, Real Estate Fund III, and Sculptor Real Estate Credit Fund I and a $1.7 million increase in realizations, primarily from Sculptor Real Estate Fund II, as the fund is realizing investments during its wind-down.
•A $2.8 million decrease in other revenues driven by a decrease in interest income due to lower interest rates.
Economic Income Expenses (Non-GAAP)

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$389,510	$349,601	$39,909	11%
Interest expense	14,317	16,918	(2,601)	(15)%
General, administrative and other expenses	77,839	203,615	(125,776)	(62)%
Total Economic Income Expenses	$481,666	$570,134	$(88,468)	(16)%
Economic Income expenses in 2021 were $481.7 million, decreasing $88.5 million, primarily due to the following:
•A $125.8 million decrease in general, administrative and other expenses primarily driven by: (i) $119.4 million of legal provision accruals in the prior year; (ii) a $5.1 million decrease in professional services expenses, driven by lower legal and accounting fees, in part due to higher legal fees incurred in 2020 as a result of legal settlements; and (iii) reductions across various other operating expense categories, including reduction in occupancy expense due to a sublease, as we offset rental expense with subrental income for Economic Income.

•A $39.9 million increase in compensation and benefits expenses primarily driven by a $46.2 million increase in bonus expense, primarily due to factors outlined below:
◦Strong 2021 fund performance in opportunistic credit resulted in higher bonus expense. This performance resulted in an increase in ABURI which will not be recognized as incentive income in the current year, but will have associated bonus expense. This ABURI could crystallize into incentive income in future periods without the associated bonus expense, which would shift attributable earnings into future periods.
◦In addition, we recognized a significant amount of incentive income over the first three quarters with limited impact to bonus expense. Bonus expense related to this incentive income was expensed in both the fourth quarter of 2020 and 2021, which shifted attributable earnings into these quarters.
◦Further, our 2021 bonus increased from the prior year, primarily driven by a new senior management compensation arrangement, and a $32.2 million charge related to the issuance of certain cash-settled equity awards granted as part of 2021 bonuses, in place of RSUs, which were largely one-time in nature. The increase was partially offset by decreases in certain other performance related bonuses.
As our discretionary cash bonuses are generally determined based on fund performance in a given year, there may be differences in the timing of when bonuses are accrued and when the corresponding incentive income is recognized, particularly for performance generated on our longer-term AUM and AUM that have annual incentive income crystallization dates other than at year-end. In the fourth quarter we recognize discretionary bonuses, which are largely based on current year fund performance regardless of the year in which incentive income is recognized. It is best to look at our compensation ratio on incentive income over a multi-year period given the difference in timing of these line items.
Note that expenses related to incentive income profit-sharing arrangements are generally recognized at the same time the related incentive income revenue is recognized, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the relevant fund. Further, deferred cash compensation is expensed in in the performance period for Economic Income, rather than over the service period for GAAP.
◦ These increases were partially offset by a decrease in deferred cash compensation grants. The increase in bonus expense was partially offset by a $6.3 million decrease in salaries and benefits, as our worldwide headcount decreased to 337 as of December 31, 2021, from 351 as of December 31, 2020. The decrease in headcount is expected to be temporary.
•A $2.6 million decrease in interest expense primarily due to interest no longer accruing on the Debt Securities or 2018 Term Loan, as these were repaid in full in the fourth quarter of 2020 in connection with the closing of the 2020 Term Loan. These decreases were partially offset by interest accruals on the 2020 Term Loan.
For the discussion of results of Economic Income for the year ended December 31, 2020 compared to year ended December 31, 2019, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Economic Income Analysis” in our annual report on Form 10-K for the year ended December 31, 2020, dated February 23, 2021 and filed with the SEC.
Liquidity and Capital Resources
Overview
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned from our funds.

We ended the year with $170.8 million of unrestricted cash and cash equivalents, $205.4 million of longer-term U.S. government obligations (Treasury bills) and $193.6 million of management fees and incentive income receivable (the majority of which will be collected in the first quarter of 2022). We also have access to an additional $25.0 million through our undrawn 2020 Revolving Credit Facility.
In the year ended December 31, 2021, we repaid $224.4 million of the 2020 Term Loan, leaving a balance of $95.0 million. In September 2021, we subleased a portion of our New York City office space. As a result of the sublease, we expect to save $14.3 million of rent costs through the lease maturity in 2029. In 2021, our consolidated SPAC generated net proceeds of $234.6 million from issuance of its Class A Shares, please see “—Liquidity of Consolidated SPAC” included in this annual report for additional information regarding SPACs.
Based on management’s experience and our current level of AUM, we believe that our current liquidity position, together with the cash generated from management fees will be sufficient to meet our anticipated fixed operating expenses (as defined below) and other working capital needs for at least the next 12 months. For our longer-term liquidity needs, we expect to continue to fund our fixed operating expenses through management fees and to fund discretionary cash bonuses and the repayment of our financing arrangements through a combination of management fees and incentive income. We may also decide to meet these requirements by issuing additional debt, equity or other securities.
Over the long term, we believe we will continue to grow our AUM, including longer-term fee generating capital, and sustain positive investment performance in our funds, which will reflect positively on our revenue streams strengthening the balance sheet and providing the firm with stability to cover our long-term liquidity requirements.
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
•Repurchase Class A Shares or Sculptor Operating Group Units.
•Pursue new investment opportunities.
•Develop new distribution channels.
•Pay dividends.
Recent Developments — Share Repurchase Program
In February 2022, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. The repurchase program has no expiration date. We may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to our discretion based upon market conditions and other opportunities that we may have for the use or investment of our cash balances. The repurchase program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice.
Liquidity Needs
Over the next 12 months, we expect that our primary liquidity needs will be to:
•Pay our operating expenses.

•Pay interest and principal on our financing arrangements.
•Provide capital to facilitate the growth of our business, including making risk retention investments in CLOs managed by us that are subject to EU and UK risk retention rules and fund capital commitments to our funds.
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
Historically, we have determined the amount of discretionary cash bonuses during the fourth quarter of each year, based on our total annual revenues and fund performance. We have historically funded these amounts through fourth quarter management fees and incentive income crystallized on December 31, which represents the majority of the incentive income we typically earn each year. Related to performance on longer-term AUM, we accrue bonus expense on ABURI which will not be recognized as incentive income in the current year, but will have associated bonus expense in the current year period. This ABURI could crystallize into incentive income in future periods without the associated bonus expense, which would shift attributable earnings into future periods. In addition, to the extent our funds generate incentive income in the fourth quarter, we may elect to increase the amount of cash bonuses paid to employees over the amount already accrued throughout the year, with any incremental amounts recognized as expense in the fourth quarter. Although we cannot predict the amount, if any, of incentive income we may earn, we are able to regularly monitor expected management fees and we believe that we will be able to adjust our expense infrastructure, including discretionary cash bonuses, as needed to meet the requirements of our business and in order to maintain positive operating cash flows. Nevertheless, if we generate insufficient cash flows from operations to meet our short-term liquidity needs, we may have to borrow funds or sell assets, subject to existing contractual arrangements.
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
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”). As of December 31, 2021, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Sculptor Operating Group assets, we expected to pay our executive managing directors and the Ziffs approximately $195.8 million. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. See Note 18 to our consolidated financial statements for additional details.
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

Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2021 and 2020. We did not declare a dividend in the fourth quarter of 2021 in respect of earnings for the fourth quarter. We did not declare a dividend in the first three quarters of 2020 in respect of earnings for the first three quarters. Dividends are generally declared and paid in the quarter following the quarter to which they relate. For example, the dividend paid on November 22, 2021 was in respect of earnings for the third quarter of 2021. We paid no related cash distributions to our executive managing directors on their Sculptor Operating Group Units in the respective periods as a result of the Distribution Holiday.

	Class A Shares
Payment Date	Record Date	Dividend per Share
November 22, 2021	November 15, 2021	$0.28
August 24, 2021	August 17, 2021	$0.54
May 25, 2021	May 18, 2021	$0.30
March 4, 2021	February 25, 2021	$2.35
March 3, 2020	February 25, 2020	$0.53
As discussed in Note 3, in connection with the Recapitalization, we and our executive managing directors agreed to a “Distribution Holiday” on the Group A Units, Group E Units, Group P Units and certain RSUs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income is realized and (y) April 1, 2026. During the Distribution Holiday, dividends may continue to be paid on our Class A Shares. As of December 31, 2021, we have generated a total of $469.7 million of Distribution Holiday Economic Income, compared to the target of $600.0 million.
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
During the Distribution Holiday, we expect to pay dividends on our Class A Shares annually in an aggregate amount equal to not less than 20% or greater than 30% of our annual Economic Income less an estimate of payments under the tax receivable agreement, and income taxes related to the earnings for the periods; provided, that, if the minimum amount of dividends eligible to be made hereunder would be $1.00 or less per Class A Share, then up to $1.00 per Class A Share (subject to appropriate adjustment in the event of any equity dividend, equity split, combination or other similar recapitalization with respect to the Class A Shares). During the Distribution Holiday, (i) we will only make distributions with respect to Group B Units, (ii) the performance thresholds of Group P Units and PSUs shall be adjusted to take into account performance and distributions during such period, and (iii) RSUs will continue to receive dividend equivalents in respect of dividends or distributions paid on the Class A Shares. For certain executive managing directors, distributions on RSUs, as well as distributions counted in determining whether market performance conditions of Group P Units and PSUs are met, are limited to an aggregate amount not to exceed $4.00 per Group P Unit, PSU or RSU, as applicable, cumulatively during the Distribution Holiday. Following the termination of the Distribution Holiday, Group A Units and Group E Units (whether vested or unvested) shall receive distributions even if such units have not been booked-up. See Note 13 for additional information
The declaration and payment of any distribution may be subject to legal, contractual or other restrictions. For example, as a Delaware corporation, the Registrant’s Board may only declare and pay dividends either out of its surplus (as defined in Delaware General Corporation Law) or in case there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Our cash needs and payment obligations may fluctuate significantly from quarter to quarter, and we may have material unexpected expenses in any period. This may cause amounts available for distribution to significantly fluctuate from quarter to quarter or may reduce or eliminate such amounts.

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
On March 5, 2021, the UK Financial Conduct Authority announced that it would phase out LIBOR as a benchmark immediately after December 31, 2021, for sterling, euro, Japanese yen, Swiss franc and 1-week and 2-month U.S. Dollar settings and immediately after June 30, 2023, the remaining U.S. Dollar settings. As of December 31, 2021, the Company had direct exposure to U.S. Dollar LIBOR-linked interest rate settings through its 2020 Credit Agreement, and certain CLO Investments and associated CLO Investment Loans.
In the first quarter of 2020, we formed an internal LIBOR Transition Working Group to help effectuate an orderly transition from LIBOR. To address LIBOR cessation, the 2020 Credit Agreement provides for an agreed upon methodology to establish a new floating rate reference plus new applicable spreads. Each of the Company’s CLO Investments and CLO Investments Loans that reference U.S. Dollar LIBOR settings will also be transitioned to an alternative reference rate. This transition will either be carried out through hardwired replacement mechanisms and/or amendment procedures in the existing governing documents for such CLO Investments and CLO Investments Loans or as a result of New York statutory process (the “New York LIBOR Legislation”) which was signed into law on April 6, 2021. Additionally, the firm is pursuing several technology initiatives to ensure that firm-wide accounting and master data systems are equipped to handle evolving market conventions associated with regulatory recommended reference rates. We expect to complete these technology initiatives in the first half of 2022 and will continue to monitor for any future changes in market standards. Our senior management has oversight of the Company’s transition efforts, and periodic updates are provided to the Audit Committee of our Board of Directors. For the face value of instruments impacted by the LIBOR transition that we hold on our books see Note 8 to our consolidated financial statements included in this report. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—The replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions” in this annual report for additional information.
Our Funds’ Liquidity and Capital Resources
Our funds have access to liquidity from our prime brokers and other counterparties. Additionally, our funds may have committed facilities in addition to regular financing from our counterparties. These sources of liquidity provide our funds with additional financing resources, allowing them to take advantage of opportunities in the global marketplace.
Our funds’ current liquidity position could be adversely impacted by any substantial, unanticipated investor redemptions from our funds that are made within a short time period. As discussed above in “—AUM and Fund Performance,” capital contributions from investors in our multi-strategy and open-end opportunistic credit funds generally are subject to initial lock-up periods of one to three years. Following the expiration of these lock-up periods, subject to certain limitations, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 90 days’ prior written notice. These lock-ups and redemption notice periods help us to manage our liquidity position. Investors in our other funds are generally not allowed to redeem until the end of the life of the fund.
We also follow a rigorous risk management process and regularly monitor the liquidity of our funds’ portfolios in relation to economic and market factors and the timing of potential investor redemptions. As a result of this process, we may determine to reduce exposure or increase the liquidity of our funds’ portfolios at any time, whether in response to global economic and market conditions, redemption requests or otherwise. For these reasons, we believe we will be well prepared to address market conditions and redemption requests, as well as any other events, with limited impact on our funds’ liquidity position. Nevertheless, significant redemptions made during a single quarter could adversely affect our funds’ liquidity position, as we may meet redemptions by using our funds’ available cash or selling assets (possibly at a loss). Such actions would result in lower AUM, which would reduce the amount of management fees and incentive income we may earn. Our funds could also meet redemption requests by increasing leverage, provided we are able to obtain financing on reasonable terms, if at all. We believe our funds have sufficient liquidity to meet any anticipated redemptions for the foreseeable future.
Liquidity of Consolidated SPAC
The restricted cash and cash equivalents of SPAC are held in a trust account and include money market funds consisting of U.S. Treasury bills with original maturities of 60 days or less when purchased, that were purchased with funds raised through the initial public offering of the consolidated entity. The $234.6 million in funds as of December 31, 2021, are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the SPAC trust agreement.
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the years ended December 31, 2021 and 2020 was $476.7 million and $8.7 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments in CLO’s, less cash used for operating expenses, including interest paid on our debt obligations.
Net cash flows from operating activities for the year ended December 31, 2021 increased from the prior year period due to higher year-end incentive income earned in 2020 than in 2019, a large portion of the 2020 incentive was collected in the beginning of 2021, as compared to year-end incentive income earned in 2019, a large portion of which was collected in the beginning of 2020. Additionally, in 2021 we collected more incentive income from our real estate funds compared to 2020. These increases in operating cash flows were partially offset by higher discretionary bonuses in 2020, which were paid in the first quarter of 2021, as compared to discretionary bonuses in 2019, which were paid in the first quarter of 2020.
Investing Activities. Net cash from investing activities for the years ended December 31, 2021 and 2020 was $(190.3) million, and $15.4 million, respectively. Investing cash outflows in 2021 and 2020 primarily related to purchases of U.S. government obligations and investments made in our funds, partially offset by maturities and sales of U.S. government obligations.
Financing Activities. Net cash from financing activities for the years ended December 31, 2021 and 2020 was $(59.8) million, and $(82.7) million, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and proceeds from repurchase agreements used to finance risk retention investments in our CLOs. Distributions to our executive managing directors on their Group A Units (prior to the Distribution Holiday), are also included in net cash from financing activities. In 2021, our consolidated SPAC generated net proceeds of $234.6 million from issuance of its Class A Shares. These financing-related cash flows are of the consolidated entity and do not directly impact the cash flows related to our Class A Shareholders.
In the year ended December 31, 2021, we repaid $224.4 million of the 2020 Term Loan and a $19.9 million CLO Investment Loan. In the year ended December 31, 2020, we repaid in full the Debt Securities and the 2018 Term Loan, redeemed in full the 2019 Preferred Units, and borrowed $320.0 million under the 2020 Credit Agreement. Additionally, in the year ended December 31, 2021, we entered into $45.9 million of repurchase agreements to finance or refinance risk retention investments in our European CLOs.
We paid dividends of $84.2 million to our Class A Shareholders in the year ended December 31, 2021, compared to dividends of $11.6 million to our Class A Shareholders in the year ended December 31, 2020. In 2020, the only dividend paid was in respect of the fourth quarter of 2019, which was paid on March 3, 2020. No distributions were made to our executive managing directors in the years ended December 31, 2021 or December 31, 2020, as a result of the Distribution Holiday.
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
As of December 31, 2021, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 40% within Level I; approximately 41% within Level II; and approximately 19% within Level III. As of December 31, 2020, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 35% within Level I; approximately 48% within Level II; and approximately 17% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
For information regarding the impact that the fair value measurement of AUM has on our results, please see “Part II—Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
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
Sculptor Corp generated taxable income of $162.8 million for the year ended December 31, 2021, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $826.0 million over the remaining three-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available for expiring losses, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize the deferred income tax assets.
To generate $826.0 million in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated AUM of $38.2 billion as of January 1, 2022, we would need to generate a minimum compound annual growth rate in AUM of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimates, are based on our near-term operating budget. If our actual growth rate in AUM falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
Actual taxable income may differ from the estimate described above, which was prepared solely for determining whether we currently expect to have sufficient future taxable income to realize the deferred income tax assets. Furthermore, actual or estimated future taxable income may be materially impacted by significant changes in AUM, whether as a result of fund investment performance or fund investor contributions or redemptions, significant changes to the assumptions underlying our estimates, future changes in income tax law, state income tax apportionment or other factors.
As of December 31, 2021, we had $229.9 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2031 and 2037, and $152.7 million of net operating losses available to be carried forward without expiration. Additionally, $177.2 million of net operating losses are available to offset future taxable income for state income tax purposes and $173.4 million for local income tax purposes that will expire between 2035 and 2040.
Based on the analysis set forth above, as of December 31, 2021, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $6.2 million has been established for these items.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
No changes to GAAP that went into effect during the year ended December 31, 2021, are expected to substantively impact our future trends.
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

Economic Income Reconciliations
The tables below present the reconciliations of total Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A:

	Year Ended December 31,
	2021	2020

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders—GAAP	$(8,605)	$170,682
Change in redemption value of Preferred Units	25,924	6,952
Net Income Allocated to Sculptor Capital Management, Inc.—GAAP	17,319	177,634
Net loss allocated to Group A Units	(14,299)	(23,259)
Equity-based compensation, net of RSUs settled in cash	27,323	78,313
Adjustment to recognize deferred cash compensation in the period of grant	(5,313)	(18,340)
2020 Term Loan and Debt Securities non-cash discount accretion	1,269	4,182
Income taxes	13,705	75,272
Changes in fair value of warrant liabilities	27,460	7,548
Net losses on retirement of debt	30,198	5,011
Net gains on investments	(11,537)	(10,611)
Impairment of right-of-use asset	11,240	—
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(57)	(346)
Changes in tax receivable agreement liability	9,238	2,554
Depreciation, amortization and net gains and losses on fixed assets	9,058	7,124
Other adjustments	3,767	1,029
Economic Income—Non-GAAP	$119,371	$306,111
Economic Income Revenues

	Year Ended December 31,
	2021	2020

	(dollars in thousands)
Management fees—GAAP	$301,945	$270,753
Adjustment to management fees(1)	(21,472)	(20,720)
Management Fees—Economic Income Basis—Non-GAAP	280,473	250,033

Incentive income—Economic Income Basis—GAAP	312,432	616,959
Adjustment to incentive income(2)	1,736	36
Incentive Income—Economic Income Basis— Non-GAAP	314,168	616,995

Other revenues—Economic Income Basis—GAAP	7,351	9,218
Adjustment to other revenues(3)	(955)	—
Other Revenues—Economic Income Basis—Non-GAAP	6,396	9,218
Total Revenues—Economic Income Basis—Non-GAAP	$601,037	$876,246
_______________
(1)Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense.
(2)Adjustment to exclude the impact of eliminations related to the consolidated entities.

(3)Adjustment for subrental income as management considers the revenue to be an offset to rent expense.
Economic Income Expenses

	Year Ended December 31,
	2021	2020
	(dollars in thousands)

Compensation and benefits—GAAP	$411,463	$409,228
Adjustment to compensation and benefits(1)	(21,953)	(59,627)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$389,510	$349,601

Interest expense—GAAP	$15,586	$21,100
Adjustment to interest expense(2)	(1,269)	(4,182)
Interest Expense—Economic Income Basis—Non-GAAP	$14,317	$16,918

General, administrative and other expenses—GAAP	$121,210	$232,187
Adjustment to general, administrative and other expenses(3)	(43,371)	(28,572)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$77,839	$203,615
_______________
(1)Adjustment to exclude equity-based compensation, as management does not consider these non-cash expenses to be reflective of our operating performance. The fair value of RSUs that are settled in cash to employees or executive managing directors, where the number of RSUs to be settled in cash is not certain at the time of the grant, is included as an expense at the time of settlement. Where the number of RSUs to be settled in cash is certain on the grant date, the expense is recognized during the performance period to which the award relates. In addition, expenses related to incentive income profit-sharing arrangements are generally recognized at the same time the related incentive income revenue is recognized, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the relevant fund. Deferred cash compensation is expensed in full during the performance period to which the award relates for Economic Income, rather than over the service period for GAAP.
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
(3)Adjustment to exclude depreciation, amortization, and losses on fixed assets, as management does not consider these items to be reflective of our operating performance. Impairment of right-of-use lease assets is excluded from Economic Income at the time impairment is recognized for GAAP and the impact is then amortized for Economic Income over the lease term. Further, rent expense is offset by subrental income. Additionally, recurring placement and related service fees are excluded, as management considers these fees a reduction in management fees, not an expense.

Distribution Holiday Economic Income Reconciliation
The table below presents the reconciliation of Distribution Holiday Economic Income to net income (loss) attributable to Class A Shareholders from October 1, 2018, to December 31, 2021.

From October 1, 2018 to December 31, 2021
(dollars in thousands)
Net income attributable to Class A shareholders	$212,514
Change in redemption value of Preferred Units	(11,488)
Net Income Allocated to Sculptor Capital Management, Inc.—GAAP	201,026
Net loss allocated to Group A Units	(64,848)
Equity-based compensation, net of RSUs settled in cash	246,268
Adjustment to recognize deferred cash compensation in the period of grant	(40,335)
2020 Term Loan and Debt Securities non-cash discount accretion	19,991
Income taxes	135,961
Changes in fair value of warrant liabilities	35,008
Net losses on retirement of debt	41,584
Net gains on investments	(24,198)
Impairment of right-of-use asset	11,240
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(6,853)
Changes in tax receivable agreement liability	4,798
Depreciation, amortization and net gains and losses on fixed assets	27,230
Other adjustments	5,152
Less: Dividends paid on 2019 Preferred Units	(6,952)
Less: Dividends to Class A Shareholders declared with respect to such periods	(115,355)
Distribution Holiday Economic Income—Non-GAAP	$469,717
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
Changes in Fair Value
Fair value of the financial assets and liabilities of our funds may fluctuate in response to changes in the value of investments, foreign currency exchange rates, commodity prices, and interest rates, among other factors. The fair value changes in the financial assets and liabilities of our funds may affect the amount of our AUM and may impact the amount of management fees and incentive income we may earn from the funds.
The amount of our AUM in our multi-strategy and opportunistic credit funds is generally based on net asset value (plus unfunded commitments in certain cases). A 10% change in the fair value of the net assets held by our funds as of December 31, 2021 and 2020, would have resulted in a change of approximately $1.7 billion and $1.6 billion, respectively, in AUM. AUM for our real estate funds and securitization vehicles is not based on net asset value.
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
A hypothetical 10% decline in the fair value of the net assets held by our funds would have resulted in a reduction of management fees by approximately $20.5 million in 2021 and $17.6 million in 2020.
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
Exchange Rate Risk
Changes in currency rates will impact the carrying value of financial instruments denominated in currencies other than the U.S. dollar. We hold certain cash and risk retention investments in the European CLOs as well as related financing (CLO Investments Loans and repurchase agreements) denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. Additionally, a portion of our operating expenses and management fees are denominated in non-U.S. dollar currencies. We manage our exposure to exchange rate risks through our regular operating activities, wherein we may align foreign currency payments and receipts, and when appropriate, through the use of derivative financial instruments to economically hedge certain foreign currency exposure, although the impact of these were not material in 2021 and 2020.
We estimate that as of December 31, 2021 and 2020, a hypothetical 10% weakening or strengthening of the U.S. dollar against all foreign currency rates would not have a material direct impact on our revenues, net income attributable to Class A Shareholders or Economic Income. The impact on cash flows from financial instruments would be insignificant.
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movement in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The funds may seek to hedge resulting currency exposure through borrowings in foreign currencies or through the use of derivative financial instruments.
Interest Rate Risk
Borrowings under the 2020 Term Loan and our investments in CLOs accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. We estimate that as of December 31, 2021 and 2020, a hypothetical one percentage increase or decrease in variable interest rates would not have a material direct impact on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2021. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021. We reviewed the results of management’s assessment and re-assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has audited our financial statements included in this annual report and issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021, which is set forth on the following page.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Sculptor Capital Management, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Sculptor Capital Management, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sculptor Capital Management, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
February 25, 2022

PART III
The information required to be disclosed in this Part III will be included in the definitive proxy statement for our 2022 annual meeting of shareholders, which we refer to as the “Proxy Statement,” and is incorporated into this Part III by reference as indicated below.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.
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
Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.

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

10.5+	The Och-Ziff Capital Management Group LLC 2013 Incentive Plan, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 8, 2013.

10.5.1+	Amendment to The Och-Ziff Capital Management LLC 2013 Incentive Plan, effective May 9, 2017, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed May 9, 2017.

Exhibit No.	Description

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

10.81+	Partner Agreement Between Sculptor Capital LP and Thomas Sipp dated as of November 8, 2020

10.82+	Partner Agreement Between Sculptor Capital Advisors LP and Thomas Sipp dated as of November 8,2020

10.83+	Partner Agreement Between Sculptor Capital Advisors II LP and Thomas Sipp dated as of November 8,2020

10.84+	Partner Agreement Between Sculptor Capital LP and Dava Ritchea, effective January 11, 2021

10.85+	Partner Agreement Between Sculptor Capital Advisors LP and Dava Ritchea, effective January 11, 2021

10.86+	Partner Agreement Between Sculptor Capital Advisors II LP and Dava Ritchea, effective January 11, 2021

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

10.91+
Second Amendment to Partner Agreement between each of Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP, and James Levin, dated January 29, 2021, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 6, 2021.

10.92+
Amendment to Partner Agreement between each of Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP, and Robert Shafir, dated January 29, 2021, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on May 6, 2021.

10.93+	Partner Agreement Between Sculptor Capital LP and Robert Shafir, dated March 26, 2021, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on May 6, 2021.

10.94+
Partner Agreement Between Sculptor Capital Advisors LP and Robert Shafir, dated March 26, 2021, incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q, filed on May 6, 2021.

10.95+
Partner Agreement Between Sculptor Capital Advisors II LP and Robert Shafir, dated March 26, 2021, incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q, filed on May 6, 2021.

10.96	Letter Agreement amending Credit and Guarantee Agreement, dated June 21, 2021, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on August 5, 2021.

10.97+	The 2021 Sculptor Deferred Cash Interest Plan for Employees and Directors, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on August 5, 2021.

Exhibit No.	Description

10.98
Class A Performance-Based Restricted Share Award Agreement between Sculptor Capital, LP, Sculptor Capital Advisors LP, and Sculptor Capital Advisors II LP and the Participant, dated December 17, 2021, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 21, 2021.

10.99
Form of Service-Based Restricted Share Awarded Agreement between Sculptor Capital, LP, Sculptor Advisors LP and Sculptor Capital Advisors II LP and the Participant, dated December 17, 2021, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on December 21, 2021.

10.100
Form of Cash-Settled RSU Award Agreement between Sculptor Capital, LP, Sculptor Advisors LP, and Sculptor Capital Advisors II LP and the Participant, dated December 17, 2021, incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on December 21, 2021.

10.101
Form of Class P-4 Common Unit Award Agreement between Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP and the Participant, dated December 17, 2021, incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on December 21, 2021.

10.102*+	Third Amendment to Partner Agreement between Each of Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP, and James Levin, dated December 17, 2021.

10.103*+	Management Shareholder Value Creation Plan Performance-Based Restricted Share Award Agreement, dated December 17, 2021.

10.104*+	Form of Class P-4 Common Unit Award Agreement between Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP and James Levin, dated December 17, 2021.

10.105*+	Letter Agreement of Election of Class P Common Units between Each of Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP, and James Levin, dated December 17, 2021.

10.106*+	Sculptor Capital Management, Inc. Clawback Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith

**	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

+	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 25, 2022

SCULPTOR CAPITAL MANAGEMENT, INC.

By:	/s/ Dava Ritchea
Dava Ritchea
Chief Financial Officer and Executive Managing Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James S. Levin	Chief Executive Officer, Chief Investment Officer, Executive Managing Director and Director (Principal Executive Officer)	February 25, 2022
James S. Levin

/s/ Dava Ritchea	Chief Financial Officer and Executive Managing Director (Principal Financial Officer)	February 25, 2022
Dava Ritchea

/s/ Herbert A. Pollard	Chief Accounting Officer and Executive Managing Director (Principal Accounting Officer)	February 25, 2022
Herbert A. Pollard

/s/ Wayne Cohen	Chief Operating Officer, Executive Managing Director and Director	February 25, 2022
Wayne Cohen

/s/ Marcy Engel	Director	February 25, 2022
Marcy Engel

/s/ Bharath Srikrishnan	Director	February 25, 2022
Bharath Srikrishnan

/s/ Charmel Maynard	Director	February 25, 2022
Charmel Maynard

/s/ David Bonanno	Director	February 25, 2022
David Bonanno

SCULPTOR CAPITAL MANAGEMENT, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Sculptor Capital Management, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sculptor Capital Management, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2007.
New York, New York
February 25, 2022

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Assets
Cash and cash equivalents	$170,781	$183,815
Restricted cash	7,289	3,162
Investments (includes assets measured at fair value of $424,910 and $309,805, including assets sold under agreements to repurchase of $157,721 and $123,616 as of December 31, 2021 and December 31, 2020, respectively)	583,622	414,974
Income and fees receivable	193,636	539,623
Due from related parties	28,037	14,086
Deferred income tax assets	241,759	240,288
Operating lease assets	85,735	104,729
Other assets, net	77,091	82,500
Assets of consolidated entities:
Restricted cash and cash equivalents	234,601	—
Other assets of consolidated entities	5,304	—
Total Assets	$1,627,855	$1,583,177
Liabilities and Shareholders’ Equity
Liabilities
Compensation payable	$246,261	$234,006
Unearned income and fees	62,800	61,880
Tax receivable agreement liability	195,752	190,292
Operating lease liabilities	104,753	115,237
Debt obligations	126,474	334,972
Warrant liabilities, at fair value	65,287	37,827
Securities sold under agreements to repurchase	156,448	122,638
Other liabilities	38,790	51,445
Liabilities of consolidated entities:
Warrant liabilities, at fair value	7,590	—
Other liabilities of consolidated entities	10,817	—
Total Liabilities	1,014,972	1,148,297
Commitments and Contingencies (Note 18)
Redeemable Noncontrolling Interests of Consolidated Entities (Note 4)	234,600	—
Shareholders’ Equity
Class A Shares, par value $0.01 per share, 100,000,000 and 100,000,000 shares authorized, 25,668,987 and 22,903,571 shares issued and outstanding as of December 31, 2021 and 2020, respectively	257	229
Class B Shares, par value $0.01 per share, 75,000,000 and 75,000,000 shares authorized, 33,613,023 and 32,824,538 shares issued and outstanding as of December 31, 2021 and 2020, respectively	336	328
Additional paid-in capital	184,691	166,917
Accumulated deficit	(253,521)	(178,674)
Accumulated other comprehensive income	51	732
Shareholders’ deficit attributable to Class A Shareholders	(68,186)	(10,468)
Shareholders’ equity attributable to noncontrolling interests	446,469	445,348
Total Shareholders’ Equity	378,283	434,880
Total Liabilities and Shareholders’ Equity	$1,627,855	$1,583,177
See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Revenues
Management fees	$301,945	$270,753	$253,011
Incentive income	312,432	616,959	321,621
Other revenues	7,351	9,218	15,982
Income of consolidated entities	4,340	90	6,732
Total Revenues	626,068	897,020	597,346

Expenses
Compensation and benefits	411,463	409,228	418,349
Interest expense	15,586	21,100	24,900
General, administrative and other	121,210	232,187	149,961
Expenses of consolidated entities	2,823	53	646
Total Expenses	551,082	662,568	593,856

Other (Loss) Income
Changes in fair value of warrant liabilities	(27,460)	(7,548)	—
Changes in tax receivable agreement liability	(9,238)	(2,554)	4,776
Net losses on retirement of debt	(30,198)	(5,011)	(6,375)
Net gains on investments	11,537	10,611	8,068
Net (losses) gains of consolidated entities	(481)	—	3,768
Total Other (Loss) Income	(55,840)	(4,502)	10,237

Income Before Income Taxes	19,146	229,950	13,727
Income taxes	13,705	75,272	34,112
Consolidated Net Income (Loss)	5,441	154,678	(20,385)
Less: Net loss attributable to noncontrolling interests	11,316	22,956	36,184
Less: Net loss (income) attributable to redeemable noncontrolling interests	562	—	(8,745)
Net Income Attributable to Sculptor Capital Management, Inc.	17,319	177,634	7,054
Change in redemption value of redeemable noncontrolling interests and Preferred Units	(25,924)	(6,952)	44,364
Net (Loss) Income Attributable to Class A Shareholders	$(8,605)	$170,682	$51,418

(Loss) Earnings per Class A Share
(Loss) Earnings per Class A Share - basic	$(0.34)	$7.55	$2.48
(Loss) Earnings per Class A Share - diluted	$(0.56)	$3.00	$1.57
Weighted-average Class A Shares outstanding - basic	24,951,871	22,597,829	20,773,493
Weighted-average Class A Shares outstanding - diluted	40,810,782	49,872,078	46,300,690

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Consolidated net income (loss)	$5,441	$154,678	$(20,385)
Other Comprehensive Income (Loss), Net of Tax
Other comprehensive (loss) income - currency translation adjustment	(1,506)	1,809	—
Comprehensive Income (Loss)	3,935	156,487	(20,385)
Less: Comprehensive loss attributable to noncontrolling interests	12,141	21,879	36,184
Less: Comprehensive loss (income) attributable to redeemable noncontrolling interests	562	—	(8,745)
Comprehensive Income Attributable to Sculptor Capital Management, Inc.	$16,638	$178,366	$7,054

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Sculptor Capital Management, Inc. Shareholders
	Class A Shares	Class B Shares	Class A Shares Par Value	Class B Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders’ (Deficit) Equity Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
	(dollars in thousands, except share data)

Balance at January 1, 2021	22,903,571	32,824,538	$229	$328	$166,917	$(178,674)	$732	$(10,468)	$445,348	$434,880
Equity-based compensation, net of taxes	2,451,569	2,134,059	25	21	39,697	—	—	39,743	16,768	56,511
Exchange of Group A Units for Class A Shares (Note 4)	313,847	(1,345,574)	3	(13)	(3,964)	—	—	(3,974)	(4,098)	(8,072)
Dividend equivalents on Class A restricted share units	—	—	—	—	7,965	(7,965)	—	—	—	—
Change in redemption value of SPAC Class A Shares	—	—	—	—	(25,924)	—	—	(25,924)	—	(25,924)
Cash dividends declared on Class A Shares ($3.47 per share)	—	—	—	—	—	(84,201)	—	(84,201)	—	(84,201)
Consolidated net income (loss), excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	17,319	—	17,319	(11,316)	6,003
Currency translation adjustment	—	—	—	—	—	—	(681)	(681)	(825)	(1,506)
Capital contributions	—	—	—	—	—	—	—	—	6,693	6,693
Capital distributions	—	—	—	—	—	—	—	—	(6,101)	(6,101)
Balance at December 31, 2021	25,668,987	33,613,023	$257	$336	$184,691	$(253,521)	$51	$(68,186)	$446,469	$378,283

Balance at January 1, 2020	21,284,945	29,208,952	$213	$292	$117,936	$(343,759)	$—	$(225,318)	$440,779	$215,461
Equity-based compensation, net of taxes	1,618,626	3,615,586	16	36	54,997	—	—	55,049	20,995	76,044
Dividend equivalents on Class A restricted share units	—	—	—	—	936	(936)	—	—	—	—
Change in redemption value of Preferred Units	—	—	—	—	(6,952)	—	—	(6,952)	—	(6,952)
Cash dividends declared on Class A Shares ($0.53 per share)	—	—	—	—	—	(11,613)	—	(11,613)	—	(11,613)
Consolidated net income (loss)	—	—	—	—	—	177,634	—	177,634	(22,956)	154,678
Currency translation adjustment	—	—	—	—	—	—	732	732	1,077	1,809
Capital contributions	—	—	—	—	—	—	—	—	10,878	10,878
Capital distributions	—	—	—	—	—	—	—	—	(5,425)	(5,425)
Balance at December 31, 2020	22,903,571	32,824,538	$229	$328	$166,917	$(178,674)	$732	$(10,468)	$445,348	$434,880

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Sculptor Capital Management, Inc. Shareholders
	Class A Shares	Class B Shares	Class A Shares Par Value	Class B Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders’ (Deficit) Equity Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
	(dollars in thousands, except share data)

Balance at January 1, 2019	19,905,126	29,458,948	$—	$—	$3,135,841	$(3,564,727)	$—	$(428,886)	$419,431	$(9,455)
Equity-based compensation, net of taxes	1,379,819	(249,996)	8	—	83,061	—	—	83,069	37,853	120,922
Dividend equivalents on Class A restricted share units	—	—	—	—	1,739	(1,739)	—	—	—	—
Reclassification upon corporate conversion	—	—	205	292	(3,235,728)	3,235,231	—	—	—	—
Impact of changes in Sculptor Operating Group ownership	—	—	—	—	(124)	—	—	(124)	124	—
Reallocation of equity and income tax effects of Recapitalization	—	—	—	—	37,816	—	—	37,816	(39,086)	(1,270)
Amendment to tax receivable agreement	—	—	—	—	50,967	—	—	50,967	—	50,967
Change in redemption value of Preferred Units	—	—	—	—	44,364	—	—	44,364	57,042	101,406
Cash dividends declared on Class A Shares ($0.95 per share)	—	—	—	—	—	(19,578)	—	(19,578)	—	(19,578)
Consolidated net income (loss), excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	7,054	—	7,054	(36,184)	(29,130)
Capital contributions	—	—	—	—	—	—	—	—	2,606	2,606
Capital distributions	—	—	—	—	—	—	—	—	(1,007)	(1,007)
Balance at December 31, 2019	21,284,945	29,208,952	$213	$292	$117,936	$(343,759)	$—	$(225,318)	$440,779	$215,461

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — (continued)

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income (loss)	$5,441	$154,678	$(20,385)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Amortization of equity-based compensation	62,989	80,420	127,505
Depreciation, amortization and net gains and losses on fixed assets	9,058	7,124	8,449
Changes in fair value of warrant liabilities	27,460	7,548	—
Net losses on retirement of debt	30,198	5,011	6,375
Deferred income taxes	5,414	69,456	26,935
Non-cash lease expense	32,050	21,398	21,222
Net losses (gains) on investments, net of dividends	55	(7,840)	(4,577)
Operating cash flows due to changes in:
Income and fees receivable	345,865	(324,074)	(132,552)
Due from related parties	(13,896)	1,413	5,399
Other assets, net	5,787	(692)	7,733
Compensation payable	8,313	44,426	79,290
Unearned income and fees	920	771	(599)
Tax receivable agreement liability	2,018	(15,459)	(4,789)
Operating lease liabilities	(22,716)	(22,313)	(18,286)
Other liabilities	(9,966)	(13,444)	3,222
Consolidated entities related items:
Net losses (gains) of consolidated entities	481	—	(3,768)
Purchases of investments	—	—	(128,917)
Proceeds from sale of investments	—	—	263,505
Other assets of consolidated entities	(5,786)	649	(31,832)
Other liabilities of consolidated entities	(6,955)	(389)	8,041
Net Cash Provided by Operating Activities	476,730	8,683	211,971

Cash Flows from Investing Activities
Purchases of fixed assets	(4,894)	(2,639)	(1,935)
Purchases of United States government obligations	(384,655)	(340,334)	(400,766)
Maturities and sales of United States government obligations	283,190	383,101	437,574
Investments in funds	(112,941)	(32,210)	(110,650)
Return of investments in funds	28,975	7,453	60,957
Net Cash (Used in) Provided by Investing Activities	(190,325)	15,371	(14,820)

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)

Cash Flows from Financing Activities
Amounts paid in exchange of Group A Units	(11,100)	—	—
Redemption of Preferred Units	—	(156,952)	—
Contributions from noncontrolling and redeemable noncontrolling interests	6,693	10,878	6,353
Distributions to noncontrolling and redeemable noncontrolling interests	(6,101)	(5,425)	(104,098)
Dividends on Class A Shares	(84,201)	(11,613)	(19,578)
Proceeds from debt obligations, net of issuance costs	9,112	311,773	3,423
Repayment of debt obligations, including prepayment costs	(249,731)	(245,036)	(192,790)
Proceeds from securities sold under agreements to repurchase, net of issuance costs	45,878	16,605	36,134
Other, net	(4,992)	(2,940)	(5,040)
Consolidated entities related items:
Net proceeds from issuance of Class A Units of SPAC	234,600	—	—
Net Cash Used in Financing Activities	(59,842)	(82,710)	(275,596)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(869)	194	—
Net change in cash and cash equivalents and restricted cash	225,694	(58,462)	(78,445)
Cash and cash equivalents and restricted cash, beginning of period	186,977	245,439	323,884
Cash and Cash Equivalents and Restricted Cash, End of Period	$412,671	$186,977	$245,439

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$13,722	$15,530	$11,583
Income taxes	$7,581	$5,280	$4,978

Non-cash transactions:
Increase in paid-in capital as a result of tax receivable agreement amendment	$—	$—	$50,967
Assets related to funds deconsolidated	$—	$—	$92,946
Liabilities related to funds deconsolidated	$—	$—	$49,588

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$170,781	$183,815	$240,938
Restricted cash	7,289	3,162	4,501
Restricted cash and cash equivalents of the consolidated SPAC	234,601	—	—
Total Cash and Cash Equivalents and Restricted Cash	$412,671	$186,977	$245,439

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

1. ORGANIZATION
Sculptor Capital Management, Inc. (the “Registrant”), a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Company” or “Sculptor Capital”), is a leading institutional alternative asset management firm with a global presence with offices in New York, London, Hong Kong and Shanghai. The Company provides asset management services and investment products across Multi-Strategy, Credit, and Real Estate. The Company serves global clients through commingled funds, separate accounts and specialized products, as well as sponsoring a special purpose acquisition vehicle (“SPAC”) (collectively, the “funds”). Sculptor Capital’s distinct investment process seeks to generate attractive and consistent risk-adjusted returns across market cycles through a combination of bottom-up fundamental analysis, a high degree of flexibility, a collaborative team and integrated risk management. The Company’s capabilities span all major geographies and asset classes, including fundamental equities, corporate credit, real estate debt and equity, merger arbitrage and structured credit.
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
The Company’s primary sources of revenues are management fees, which are generally based on the amount of the Company’s Assets Under Management, as defined below, and incentive income, which is based on the investment performance of its funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of Assets Under Management and the investment performance of the funds. Assets Under Management refer to the assets of the funds to which the Company provides investment management and advisory services. The Company’s Assets Under Management are a function of the capital that is allocated to it by the investors in its funds and the investment performance of its funds.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
The Company conducts its operations through the Sculptor Operating Group. The following is a list of the outstanding units of the Sculptor Operating Partnerships as of December 31, 2021:
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

additional details. Group E Unit grants are accounted for as equity-based compensation. See Note 13 for additional information.
•Group P Units—Group P Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains upon satisfaction of certain service and market conditions. Each Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent thereof), in each case upon satisfaction of certain service and market conditions at such time and, with respect to exchanges, to the extent there has been sufficient appreciation for a Group P Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group P Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent that certain market conditions are met and to the extent of their relative positive capital accounts (if any). The terms of the Group P Units may be varied for certain executive managing directors. See Note 13 for additional information.
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
Executive managing directors hold a number of Class B Shares equal to the number of Group A Units, vested Group E Units, Group A-1 Units (to the extent the corresponding Class B Shares have not been canceled in connection with the vesting of certain Group E Units issued in connection with the Recapitalization, as further discussed in Note 3), and Group P Units held. Upon the exchange of a Group A Unit or Group P Unit for a Class A Share, the corresponding Class B Share is canceled and a Group B Unit is issued to Sculptor Corp. Class B Shares that relate to Group A-1 Units will be voted pro rata in accordance with the vote of the Class A Shares.
The following table presents the number of shares and units of the Registrant and the Sculptor Operating Partnerships, respectively, that were outstanding as of December 31, 2021:

As of December 31, 2021
Sculptor Capital Management, Inc.
Class A Shares	25,668,987
Class B Shares	33,613,023
RSAs (Note 13)	3,679,285
Warrants to purchase Class A Shares (Note 8)	4,338,015

Sculptor Operating Partnerships
Group A Units	15,025,994
Group A-1 Units	9,244,477
Group B Units	25,668,987
Group E Units	13,009,152
Group P Units	5,455,715
In addition, the Company grants Class A restricted share units (“RSUs”) and performance-based RSUs (“PSUs”) to its employees and executive managing directors as a form of compensation. RSU and PSU grants are accounted for as equity-based compensation. See Note 13 for additional information.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All intercompany transactions and balances have been eliminated in consolidation. The notes are an integral part of the Company’s consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation. In particular, the Company started presenting the tax receivable agreement liability as a stand-alone line item in the consolidated balance sheets.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements of the Company. The most critical of these estimates are related to (i) fair value measurements of the assets and liabilities of the funds, which impacts the Company’s management fees and incentive income; (ii) the determination of whether to recognize incentive income; (iii) the determination of whether or not to consolidate a variable interest entity or a voting interest entity; (iv) the estimate of future taxable income, which impacts the carrying amount of the Company’s deferred income tax assets; (v) fair value measurements of investments in CLOs and warrant liabilities; and valuation of non-cash compensation. While management believes that the estimates utilized in preparing the consolidated financial statements are reasonable and prudent, actual results could differ materially from those estimates.
Foreign Currency
The functional currency of substantially all of the Company’s consolidated subsidiaries is the U.S. dollar, as their operations are considered extensions of the U.S. parent’s operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at the closing rates of exchange on the balance sheet date. Nonmonetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars using the historical exchange rate. As a result, no transaction gains or losses are recognized for nonmonetary assets and liabilities. The profit or loss arising from foreign currency transactions are remeasured using the rate in effect on the date of any relevant transaction. Gains and losses on transactions denominated in foreign currencies due to changes in exchange rates are recorded within general, administrative and other. Unrealized gains and losses due to changes in exchange rates related to investments held in a currency other than an entity’s functional currency are reported in net gains (losses) on investments in the consolidated statements of operations.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
The determination of whether a fund or an entity is a VIE or a VOE is based on the facts and circumstances for each individual fund or entity in accordance with the guidelines described below. Classification of such entities is reassessed where there is a substantive change in the governing documents or contractual arrangements of the entity, to the capital structure of the entity or in the activities of the entity. The Company continuously reassesses whether it should consolidate a VIE or VOE.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
The Company did not consolidate any VIEs that were material as of December 31, 2021. For additional information related to our VIEs see Note 6.
Funds and entities that are VOEs
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
Consolidation of SPAC
On December 13, 2021, the Company’s first sponsored consolidated SPAC, Sculptor Acquisition Corporation I (“SAC I”), completed its initial public offering raising gross proceeds of $230.0 million, which included the underwriter’s full exercise of their overallotment option. Prior to the completion of a business combination, Sculptor Acquisition Sponsor I, LLC, the sponsor of SAC I, a subsidiary of the Company, owns the majority of the Class B ordinary shares outstanding of SAC I. The Company consolidates SAC I under the voting interest model and reflects the results of SAC I as a consolidated entity. The SPAC’s Class A ordinary shareholders have redemption rights that are considered to be outside of the Company’s control, and as a result, these shares are presented as redeemable noncontrolling interests on the consolidated balance sheets.
Including the results of the consolidated entities may significantly increase the reported amounts of the assets, liabilities, revenues, expenses and cash flows in the accompanying consolidated financial statements; however, the consolidated entity’s results included herein have no direct effect on income attributable to Sculptor Capital Management, Inc. or shareholders’ deficit attributable to Class A shareholders. Economic ownership interests of the investors in the consolidated SPAC are reflected as redeemable non-controlling interests on the consolidated balance sheets.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
As of December 31, 2021, Group P Units are not participating in the earnings of the Sculptor Operating Group, as certain service and market performance conditions, as described in Note 13, have not been met as of the reporting period end.
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
In 2021, the Company consolidated a SPAC which issued redeemable Class A Shares, and until the third quarter of 2019, the Company consolidated certain credit funds that it manages, wherein investors were able to redeem their interests on a monthly basis. Amounts relating to these interests in these funds and entities are presented as redeemable noncontrolling interests in the consolidated balance sheets. Profits and losses attributable to these interests are presented as net income (loss) attributable to redeemable noncontrolling interests in the consolidated statements of operations. Redeemable noncontrolling interests also included Preferred Units up until their redemption in November 2020, as described below.
The redeemable noncontrolling interests related to the SPAC were initially recorded at their original issue price, net of offering costs and the initial fair value of separately traded warrants. At each balance sheet date, the carrying value of the redeemable interest is presented at the redemption amount. The Company recognizes changes in the redemption amount immediately as they occur and adjusts the carrying value of the security at the end of each reporting period through a charge against additional paid-in capital for the difference between the carrying value of the SPAC’s Class A ordinary shares, adjusted for SPAC’s earnings attributable to noncontrolling interest holders, and their redemption value. As of December 31, 2021, all 23,000,000 Class A ordinary shares of the SPAC were classified outside of permanent equity. See Note 4 for additional information regarding noncontrolling interests.
Preferred Units
Up until their redemption in November 2020, the Company presented Preferred Units as redeemable noncontrolling interests, outside of permanent equity on the Company’s consolidated balance sheet, as the redemption of the Preferred Units have been effected in a manner not solely in control of the Company. The Company recorded the proceeds from the issuance and sale net of transactions costs. As the redemption of the Preferred Units was outside of the control of the Company, the Company carried the Preferred Units at redemption value at each period end. The change in redemption value was treated as a reduction of the common equity holders’ interests in the Sculptor Operating Group. The pro rata share of the change in redemption value that was allocable to the Registrant was treated as an adjustment to net income (loss) attributable to Class A Shareholders when calculating earnings (loss) per Class A Share.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
Management Fees
Management fees for the Company’s multi-strategy funds typically range from 1.00% to 2.00% annually of Assets Under Management based on the net asset value of these funds. For the Company’s opportunistic credit funds, management fees typically range from 0.75% to 1.75% annually based on the net asset value of these funds. Management fees for Institutional Credit Strategies, which primarily relate to CLOs, generally range from 0.25% to 0.50% annually based on the par value of the collateral and cash held in the CLOs. Management fees for the Company’s real estate funds, exclusive of co-investment vehicles, generally range from 0.75% to 1.50% annually based on the amount of capital committed or invested during the investment period, and on the amount of invested capital after the investment period. Management fees are recognized over the period during which the related services are performed.
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
DECEMBER 31, 2021

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
Other Revenues
Other revenues consist primarily of interest income on investments in CLOs and cash and cash equivalents and subrental income. Interest income is recognized on an effective yield basis. Subrental income is recognized on a straight-line basis over the lease term. For the years ended December 31, 2021, 2020, and 2019, the Company recognized $4.8 million, $7.0 million, and $12.5 million, respectively, of interest income.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
See Note 13 for additional information on the Company’s equity-based compensation plans.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
Cash and Cash Equivalents and Restricted Cash
The Company considers highly-rated liquid investments that have an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents (excluding investments in U.S. government obligations, as discussed below) are recorded at amortized cost plus accrued interest. Interest income from cash and cash equivalents is recorded in other revenues in the consolidated statements of operations. As of December 31, 2021, excluding investments in U.S. government obligations, substantially all of the Company’s cash and cash equivalents were held with one major financial institution, which exposes the Company to a certain degree of credit risk concentration.
Restricted cash represents the security deposit on the New York office lease, as well as amounts that are restricted as to usage due to regulatory reasons. Restricted cash and cash equivalents of SAC I are held in a trust account and include money market funds consisting of U.S. Treasury bills with original maturities of 60 days or less when purchased, that were purchased with funds raised through the initial public offering of the consolidated entity. The $234.6 million in funds as of December 31, 2021, are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in SAC I’s trust agreement. The restricted cash of SAC I is separately presented in restricted cash of consolidated entities on the consolidated balance sheets.
Investments
Investments in CLOs
The Company elected to measure its investments in CLOs at fair value through consolidated net income (loss). Changes in fair value of these investments are included within net gains on investments in the consolidated statements of operations. The Company accrues interest income on its investments in CLOs using the effective interest method.
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
Investments in U.S. Government Obligations
The Company invests in U.S. government obligations to manage excess liquidity. These investments are carried at fair value, as the Company has elected the fair value option. Interest income on such securities is separately presented from the overall

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

change in fair value and is recognized in other revenues in the consolidated statements of operations. Any remaining change in fair value of such securities is recognized in net gains on investments in the consolidated statements of operations. These investments are recorded in the consolidated balance sheet within cash and cash equivalents for investments with an original maturity from the date of purchase of three months or less, and within investments for those longer than three months. Interest income and changes in fair value of these investments were immaterial for the years ended December 31, 2021, 2020 and 2019.
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
As the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments. The determination of an appropriate incremental borrowing rate requires judgment. The Company determines its incremental borrowing rate based on publicly available data for instruments with similar characteristics, including recently issued debt, as well as other factors.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
Debt Obligations
Debt obligations are carried at amortized cost and are reported net of any debt issuance costs, discounts and premiums. Debt issuance costs, discounts and premiums are amortized to interest expense over the life of the instrument using the effective interest method. Unamortized debt issuance costs, discounts and premiums are written off to net losses on retirement of debt in the consolidated statements of operations when the Company prepays borrowings prior to maturity.
Warrant Liabilities
Warrants of the Company are classified as liabilities due to the cash settlement feature in the event of a change in control specified in the warrant agreements. Warrants of the consolidated SPAC are classified as derivative liabilities as they are not considered indexed to the SPAC’s stock and due to their tender offer provisions outlined in the underlying agreement. Warrant liabilities are recognized at fair value, with changes in fair value included in other loss in the consolidated statements of operations.
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
Policies of Consolidated Entities
In 2021, the Company consolidated a SPAC. The SPAC accrues interest income on money market investments held in a trust account, and incurs certain operational expenses related to legal, insurance and deal research costs. The SPAC issued warrants which are described earlier in this note.
Until the third quarter of 2019, the Company consolidated certain credit funds. These funds were considered investment companies for GAAP purposes. Pursuant to specialized accounting guidance for investment companies and the retention of that guidance in the Company’s consolidated financial statements, the investments held by the consolidated entities were reflected in the consolidated financial statements at their estimated fair values. The Company continues to consolidate certain funds that are currently not material to the Company’s consolidated financial statements.
Income of Consolidated Entities
Income of consolidated entities consisted of fee revenue, interest income, dividend income and other miscellaneous items. Interest income was recorded on an accrual basis. Dividend income was recorded on the ex-dividend date, net of

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

withholding taxes, if applicable. Premiums and discounts were amortized and accreted, respectively, to income of consolidated entities in the consolidated statements of operations.
Expenses of Consolidated Entities
Expenses of consolidated entities consisted of general, administrative and other miscellaneous expenses, as well as interest expense. Interest expense was recorded on an accrual basis.
Recently Adopted Accounting Pronouncements
No changes to GAAP that went into effect in the year ended December 31, 2021, had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
No changes to GAAP that are not yet effective are expected to have a material effect on the Company’s consolidated financial statements.
3. RECAPITALIZATION
On February 7, 2019, the Company completed the Recapitalization, which included a series of transactions that involved the reallocation of certain ownership interests in the Sculptor Operating Partnerships to existing members of senior management, the Distribution Holiday and various other related transactions.
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
Reallocation of Equity
In connection with the Recapitalization, holders of Group A Units collectively reallocated 35% of their Group A Units to existing members of senior management and for potential grants to new hires. The reallocation was effected by (i) recapitalizing such Group A Units into Group A-1 Units, and (ii) creating and making grants to existing members of senior management (and reserving for future grants to active managing directors and new hires) of Group E Units, which were treated as new grants of equity-based compensation. An equivalent number of Group A-1 Units will be canceled at such time and to the extent that Group E Units vest and achieve a book-up. Upon vesting, holders of Group E Units that were received in connection with the reallocation of Group A Units will be entitled to vote a corresponding number of Class B Shares previously allocated to Group A-1 Units. Until such time as the relevant Group E Units become vested, the Class B Shares corresponding to the Group A-1 Units will be voted pro rata in accordance with the vote of the Class A Shares. In connection with the Recapitalization, the holders of the 2016 Preferred Units forfeited an additional 749,813 Group A Units (which were recapitalized into Group A-1 Units). As a result of the reallocation of equity and related income tax effects of Recapitalization, the Company recorded $37.8 million to additional paid-in capital and a reduction of $39.1 million to noncontrolling interests in the year ended December 31, 2019.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Distribution Holiday
The Sculptor Operating Partnerships initiated the Distribution Holiday on the Group A Units, Group E Units and Group P Units and on certain RSUs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income (as defined in the Sculptor Operating Partnerships’ limited partnership agreements) is realized and (y) April 1, 2026.
During the Distribution Holiday, (i) the Sculptor Operating Partnerships shall only make distributions with respect to Group B Units, (ii) the performance thresholds of Group P Units, PSUs and RSAs shall be adjusted to take into account performance and distributions during such period, and (iii) RSUs will continue to receive dividend equivalents in respect of dividends or distributions paid on the Class A Shares. For certain executive managing directors, distributions on RSUs, as well as distributions counted in determining whether market performance conditions of Group P Units, RSAs, PSUs are met, are limited to an aggregate amount not to exceed $4.00 per Group P Unit, PSU, RSAs or RSU, as applicable, cumulatively during the Distribution Holiday. Following the termination of the Distribution Holiday, Group A Units and Group E Units (whether vested or unvested) shall receive distributions even if such units have not been booked-up.
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
Sculptor Operating Group Ownership
The Company’s equity interest in the Sculptor Operating Group increased to 47.8% as of December 31, 2021, from 44.1% as of December 31, 2020. Changes in the Company’s interest in the Sculptor Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Group A Units, Group P Units and RSAs for Class A Shares, at which time the related Class B Shares are also canceled; (ii) the issuance of Class A Shares under the Company’s Amended and

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Restated 2007 Equity Incentive Plan and 2013 Incentive Plan related to the settlement of Class A restricted share units (the “RSUs”) or Class A performance-based RSUs (the “PSUs”); (iii) the forfeiture of Group A Units and participating Group P Units by a departing executive managing director; and (iv) the repurchase of Class A Shares and Group A Units. The Company’s interest in the Sculptor Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Group A Units and Group P Units, as well as the settlement of vested RSUs, PSUs and RSAs. Additionally, the Company’s economic interest in the Sculptor Operating Group will decline when Group P Units begin to participate, as described in Note 13.
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

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)

Sculptor Capital LP
Net loss	$(1,922)	$(56,514)	$(101,557)
Blended participation percentage	37%	41%	43%
Net Loss Attributable to Group A Units	$(710)	$(23,259)	$(43,612)

Sculptor Capital Advisors LP
Net (loss) income	$(36,803)	$155,967	$37,667
Blended participation percentage	37%	0%	18%
Net (Loss) Income Attributable to Group A Units	$(13,589)	$—	$6,695

Sculptor Capital Advisors II LP
Net income	$59,129	$128,295	$56,953
Blended participation percentage	0%	0%	0%
Net Income Attributable to Group A Units	$—	$—	$—

Total Sculptor Operating Group
Net income (loss)	$20,404	$227,748	$(6,937)
Blended participation percentage	-70%	-10%	n/m
Net Loss Attributable to Group A Units	$(14,299)	$(23,259)	$(36,917)
_______________
n/m - not meaningful

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The following table presents the components of the net loss attributable to noncontrolling interests:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Group A Units	$(14,299)	$(23,259)	$(36,917)
Other	2,983	303	733
	$(11,316)	$(22,956)	$(36,184)
The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	December 31, 2021	December 31, 2020

	(dollars in thousands)
Group A Units	$431,304	$433,756
Other	15,165	11,592
	$446,469	$445,348
Redeemable noncontrolling interests
The Preferred Units (which were redeemed in the fourth quarter of 2020) and fund investors’ interests in certain consolidated entities (which were deconsolidated in the third quarter of 2019) were redeemable outside of the Company’s control. These interests were classified within redeemable noncontrolling interests in the consolidated balance sheets. In 2021, the Company consolidated the SPAC it sponsors. The Class A shares issued by the consolidated SPAC are redeemable for cash by the public shareholders in the event the SPAC is unable to complete a business combination or a tender offer provision by a set date. Therefore, the investors’ interests in the SPAC are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following table presents the activity in redeemable noncontrolling interests:

	Year Ended December 31,
	2021	2020	2019
	SPAC	Preferred Units	Funds	Preferred Units	Total
	(dollars in thousands)
Beginning balance	$—	$150,000	$157,660	$420,000	$577,660
SPAC initial carrying value	209,238	—	—	—	—
Change in redemption value of Class A Shares of consolidated SPAC	25,924	—	—	—	—
Fair value of Debt Securities exchanged for 2016 Preferred Units	—	—	—	(167,799)	(167,799)
Fair value of 2019 Preferred Units exchanged for 2016 Preferred Units	—	—	—	(137,759)	(137,759)
Issuance of 2019 Preferred Units, net of issuance costs	—	—	—	136,964	136,964
Change in redemption value of Preferred Units	—	6,952	—	(101,406)	(101,406)
Redemption of 2019 Preferred Units, net of discount	—	(156,952)	—	—	—
Capital contributions	—	—	3,747	—	3,747
Capital distributions	—	—	(126,778)	—	(126,778)
Funds deconsolidation	—	—	(43,374)	—	(43,374)
Comprehensive income	(562)	—	8,745	—	8,745
Ending Balance	$234,600	$—	$—	$150,000	$150,000

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Exchange of Group A Units for Class A Shares and Cash
On November 3, 2021, the Company exchanged 993,512 Sculptor Operating Group A Units held by certain former executive managing directors for a combination of $11.1 million cash and 313,847 Class A Shares. The Company exchanged 397,404 Group A Units for 313,847 Class A Shares at an exchange ratio of 0.8 Class A Shares per Group A Unit and repurchased 596,108 Group A Units at a price per unit of $18.62, for an aggregate of $11.1 million. Following such exchange and repurchase, 993,512 Group A Units were canceled. In addition, pursuant to the terms of the exchange agreement by and among the Company and such former executive managing directors, 534,969 Group A-1 Units held by such former executive managing directors were canceled. 1,345,574 Class B Shares were also canceled.
As a result of the transaction, the Company recorded a decrease to paid in capital of $4.0 million and a decrease to noncontrolling interests of $4.1 million. The Class A Share exchange also generated an increase to the tax receivable liability of $3.4 million. The exchange for Class A Shares and cash, also resulted in $6.5 million of additional deferred income tax assets for tax deductible goodwill, that is expected to be subsequently amortized, and result in future taxable deductions and cash savings to the Company. The net increase in the deferred income tax assets was recorded as an increase to paid-in capital.
5. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	December 31, 2021	December 31, 2020

	(dollars in thousands)
U.S. government obligations, at fair value	$205,400	$104,295
CLOs, at fair value	219,510	205,510
Equity method investments	158,712	105,169
Total Investments	$583,622	$414,974
The Company invests in U.S. government obligations to manage excess liquidity, and these investments are carried at fair value under the fair value option election. Changes in fair value are recorded within net gains on investments in the consolidated statements of operations.
CLOs, at fair value, consist of investments in notes of unconsolidated CLOs and are carried at fair value under the fair value option. Changes in fair value are included within net gains on investments in the consolidated statements of operations.
The Company’s equity investments include investments in funds, which are not consolidated, but in which the Company exerts significant influence. The Company has not elected the fair value option and accounts for such investments under the equity method. The Company recognizes its share of the underlying earnings of such entities within net gains on investments in the consolidated statements of operations. The carrying amounts of equity method investments are recorded in investments in the consolidated balance sheets. Refer to Note 17 for details of the related party nature of such investments.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
•Level III – Pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value of financial instruments in this category may require significant management judgment or estimation. The fair value of these financial instruments may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable (e.g., cash flows, implied yields, EBITDA multiples). The types of financial instruments that would generally be included in this category include CLOs, warrant liabilities, certain credit default swap contracts, certain bank debt securities, certain OTC derivatives, asset-backed securities, collateralized debt obligations and investments in affiliated credit funds.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2021:

	As of December 31, 2021
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
U.S. government obligations	$205,400	$—	$—	$205,400
CLOs(1)	$—	$—	$219,510	$219,510

Included within restricted cash and cash equivalents of consolidated entities:
U.S. government obligations	$234,601	$—	$—	$234,601

Liabilities, at Fair Value
Warrants	$—	$—	$65,287	$65,287
Warrants of consolidated SPAC	$—	$—	$7,590	$7,590
_______________
(1) As of December 31, 2021, investments in CLOs had contractual principal amounts of $205.9 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.
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
Reconciliation of Fair Value Measurements Categorized within Level III
Gains and losses on investments categorized within Level III, excluding those related to foreign currency translation adjustments, are recorded within net gains on investments in the consolidated statements of operations. Gains and losses related to foreign currency translation adjustments are recorded in the statements of comprehensive income (loss). Amortization of

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

premium, accretion of discount and foreign exchange gains and losses on non-U.S. dollar investments are also included within gains and losses in the tables below. Changes in fair value of warrant liabilities is included in other (loss) income in the consolidated statements of operations. Changes in fair value of warrant liabilities of the consolidated entity is included in net (losses) gains of consolidated entities in the consolidated statements of operations.
The following table summarizes the changes in the Company’s Level III financial assets and liabilities for the year ended December 31, 2021:

	December 31, 2020	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	December 31, 2021

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$205,510	$41,296	$(16,460)	$1,019	$(11,855)	$219,510

Liabilities, at Fair Value
Warrants	$37,827	$—	$—	$(27,460)	$—	$65,287
Warrants of consolidated SPAC	$—	$7,590	$—	$—	$—	$7,590
The following table summarizes the changes in the Company’s Level III financial assets for the year ended December 31, 2020:

	December 31, 2019	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	December 31, 2020

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$182,870	$26,666	$(13,973)	$(2,056)	$12,003	$205,510

Liabilities, at Fair Value
Warrants	$—	$30,279	$—	$(7,548)	$—	$37,827

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The table below summarizes the net change in unrealized gains and (losses) on the Company’s Level III financial instruments still held as of the reporting date:

	Year Ended December 31,
	2021	2020

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$(10,081)	$9,947

Liabilities, at Fair Value
Warrants	$(27,460)	$(7,548)
Valuation Methodologies for Fair Value Measurements Categorized within Level III
Investments in CLOs are valued using independent pricing services. The Company performs procedures over the values provided by the pricing services as discussed above. Warrant liabilities of the Company are valued by independent pricing services using a Black-Scholes option pricing model, for which the Company’s Class A share price, warrant exercise price, risk free rate, volatility, dividend yield, redemption trigger price and term to expiry are the primary inputs to the valuation. Warrant liabilities of the consolidated SPAC are valued by independent pricing services using a Monte Carlo simulation model, for which SAC I’s Class A share price, exercise price, risk free rate, volatility and term to expiry are the primary inputs to the valuation. The Company reviews inputs, assumptions and valuation methodologies used in the warrants’ valuations.
The significant unobservable quantitative input used for the fair value measurements of the warrant liabilities of the Company and of the consolidated SPAC, which are categorized as Level III under the fair value hierarchy, was volatility. For the warrant liabilities of the Company, the volatility used in the fair value measurement was 55.00%, and 50.00% on November 13, 2020 (initial measurement) and December 31, 2021, respectively. For the warrant liabilities of the consolidated SPAC, the volatility used in both the initial fair value measurement on December 13, 2021 (initial measurement) and December 31, 2021 was 13.00%.
Financial Instruments Not Measured at Fair Value
Management estimates that the carrying value of the Company’s financial instruments not measured at fair value, including its debt obligations and repurchase agreements, approximated their fair values as of December 31, 2021. The fair value measurements for the Company’s debt obligations and repurchase agreements are categorized as Level III within the fair value hierarchy and were determined using independent pricing services.
Loans Sold to CLOs Managed by the Company
From time to time the Company may sell loans to CLOs managed by the Company. These loans are purchased by the Company in the open market and simultaneously sold for cash to the CLOs. The loans are accounted for as transfers of financial assets as they meet the criteria for derecognition under U.S. GAAP. No loans were sold in each of the years ended December 31, 2021 and 2020. The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold loans in the past. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issued by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. As of December 31, 2021 and 2020, the Company’s investments in these retained interests had a fair value of $87.9 million and $90.3 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. In the years ended December 31, 2021 and

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

2020, the Company received $2.7 million and $3.0 million, respectively, of interest and principal payments related to the retained interests. Additionally in 2021, the Company refinanced a CLO resulting in a sale of investment of $4.0 million and a new purchase of investment in CLOs of $3.8 million.
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
The Company’s direct involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services and, in certain cases, insignificant investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds that are VIEs, as discussed in Note 18. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated.
The table below presents the net assets of unconsolidated VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	December 31, 2021	December 31, 2020

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$11,304,196	$10,481,312

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned income and fees	62,800	61,880
Income and fees receivable	61,273	192,826
Investments	249,104	233,638
Unfunded commitments	60,474	71,399
Maximum Exposure to Loss	$433,651	$559,743

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

7. LEASES
The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Shanghai, and various other locations and data centers. The Company does not have renewal options for any of its current leases. The Company also subleases a portion of its office space in London and New York through the end of the lease term. In addition, the Company has finance leases for computer hardware. As of December 31, 2021, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within restricted cash in the consolidated balance sheets.
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
The tables below represent components of lease expense and associated cash flows:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Lease Cost
Operating lease cost	$19,990	$20,593	$20,579
Short-term lease cost	18	49	58
Finance lease cost - amortization of leased assets	795	728	548
Finance lease cost - imputed interest on lease liabilities	25	76	94
Less: Sublease income	(2,069)	(1,541)	(1,522)
Net Lease Cost	$18,759	$19,905	$19,757

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$21,950	$22,521	$18,669
Operating cash flows for finance leases	$1	$6	$7
Finance cash flows for finance leases	$865	$907	$611

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,893	$6	$126,007
Finance leases	$—	$745	$1,702

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

	December 31, 2021	December 31, 2020

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	7.6 years	8.5 years
Finance leases	1.3 years	1.6 years

Weighted average discount rate
Operating leases	7.8%	7.9%
Finance leases	6.3%	7.2%

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities - Contractual Payments to be Paid
2022	$20,786	$248
2023	20,027	—
2024	16,131	—
2025	14,329	—
2026	15,353	—
Thereafter	52,689	—
Total Lease Payments	139,315	248
Imputed interest	(34,562)	(4)
Total Lease Liabilities - Contractual Payments to be Paid	$104,753	$244

Operating Leases

(dollars in thousands)
Sublease Rent - Contractual Payments to be Received
2022	$2,093
2023	3,183
2024	1,920
2025	1,920
2026	1,920
Thereafter	6,120
Total Sublease Rent - Contractual Payments to be Received	$17,156

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

8. DEBT OBLIGATIONS AND WARRANTS

	2020 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
2022	$—	$—	$—
2023	—	5,892	5,892
2024	—	—	—
2025	—	—	—
2026	—	—	—
Thereafter	95,000	39,034	134,034
Total Payments	95,000	44,926	139,926
Unamortized discounts & deferred financing costs	(13,228)	(224)	(13,452)
Total Debt Obligations	$81,772	$44,702	$126,474
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
Certain prepayments of the 2020 Term Loan are subject to a prepayment premium (the “Call Premium”) equal to (a) prior to the second anniversary of the Closing Date, a customary “make-whole” premium equal to the present value of all required interest payments that would be due from the date of prepayment through and including the second anniversary of the Closing Date plus a premium of 3.0% of the principal amount of loans prepaid, (b) on or after the second anniversary of the Closing Date but prior to the third anniversary of the Closing Date, a premium of 3.0% of the principal amount of loans prepaid, (c) on or after the third anniversary of the Closing Date but prior to the four anniversary of the Closing Date, a premium of 2.0% of the principal amount of loans prepaid and (d) thereafter, 0%. On June 21, 2021, the Company entered into a letter agreement amending the 2020 Credit Agreement to increase the amount of voluntary prepayments for which the Call Premium shall not apply from $175.0 million to $225.0 million in exchange for an amendment fee of $1.75 million. As such, no Call Premium was due on the first $225.0 million prepaid by the Company. The amendment fee was recorded as an additional discount to the 2020 Term Loan in the second quarter of 2021. In the years ended December 31, 2021, the Company prepaid $224.4 million of the 2020 Term Loan, resulting in an outstanding balance of $95.0 million, which is due at maturity. The Company recognized a $30.2 million loss on this retirement of debt. As a result of the $175.0 million of aggregate prepayments made through March 31, 2021, the Company is no longer subject to the cash sweep or financial maintenance covenants, other than the covenant requiring $20.0 billion minimum fee-paying Assets Under Management described below.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
Warrants
In connection with the 2020 Credit Agreement, the Company has issued and outstanding warrants to purchase 4,338,015 Class A Shares. The warrants have a 10-year term from the Closing Date and an initial exercise price per share equal to $11.93. The exercise price is subject to reduction by an amount equal to any dividends paid on Class A Shares. As a result, the exercise price was $8.46 per share as of December 31, 2021. The warrants provide for customary adjustments in the event of a stock split, stock dividend, recapitalization or similar event. In lieu of making a cash payment otherwise contemplated upon exercise, the holder may exercise the warrants in whole or in part to receive a net number of Class A Shares. In addition, one of the warrants provides that, upon exercise in whole or in part by the holder, the Company may decide in its sole discretion whether the holder’s exercise of such warrant will be settled by delivery of Class A Shares (which shares may be reduced to a net number of Class A Shares in accordance with the procedure described in the preceding sentence) or by the Company’s payment to the holder of an amount in cash equal to the Black-Scholes value as provided for in the applicable warrant agreement. If the Company undergoes a change of control prior to the expiration date, the holder will have the right to require the Company to repurchase any remaining portion of the warrants not yet exercised at their Black-Scholes value as provided for in the applicable agreement. The warrants restrict transfers and other dispositions for 18 months from the Closing Date, subject to certain exceptions.
Warrants of the Consolidated SPAC
At the time of IPO in December 2021, SAC I issued 11.2 million warrants to the Company and 11.5 million warrants to third parties. The warrants have a 5-year term from the day of the SAC I IPO and an initial exercise price per share equal to $11.50. The warrants are subject to other customary terms common for instruments of this type. The Company eliminates the SPAC warrants it holds in consolidation.
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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. In addition to customary events of default included in financing arrangements of this type, an event of default would also be triggered if there is an event of default at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default, where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs, which investments had fair values of $43.1 million and $66.5 million as of December 31, 2021 and December 31, 2020, respectively.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Initial Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			December 31, 2021	December 31, 2020

			(dollars in thousands)
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	$17,221	$17,200
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,589	21,584
September 14, 2017	EURIBOR plus 2.21%	September 14, 2024	—	19,868
February 27, 2020	EURIBOR plus 0.80%	January 11, 2022	—	505
October 21, 2021	EURIBOR plus 0.85%	August 29, 2023	5,892	—
			$44,702	$59,157

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company has a €200.0 million master credit facility agreement (the “CLO Financing Facility”) to finance portions of the risk retention investments in certain CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of December 31, 2021, €61.4 million of the CLO Financing Facility remained available.
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
DECEMBER 31, 2021

The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to counterparties related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of December 31, 2021	$156,448	$—	$156,448	$156,448	$—
As of December 31, 2020	$122,638	$—	$122,638	$122,638	$—
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of December 31, 2021	$—	$—	$—	$156,448	$156,448
As of December 31, 2020	$—	$—	$—	$122,638	$122,638

10. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	December 31, 2021	December 31, 2020

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$47,797	$52,801
Computer hardware and software	55,320	50,085
Furniture, fixtures and equipment	8,013	8,411
Accumulated depreciation and amortization	(83,371)	(80,833)
Fixed assets, net	27,759	30,464
Goodwill	22,691	22,691
Prepaid expenses	17,095	19,229
Other	9,546	10,116
Total Other Assets, Net	$77,091	$82,500

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

11. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	December 31, 2021	December 31, 2020

	(dollars in thousands)
Accrued expenses	$16,949	$16,904
Uncertain tax positions	8,250	8,250
Due to funds[1]	3,017	11,933
Unused trade commissions	1,513	3,494
Other	9,061	10,864
Total Other Liabilities	$38,790	$51,445
_______________
(1) To the extent that a fee-paying fund is an investor in another fee-paying fund, the Company rebates a corresponding portion of the management fees charged in the investee fund. Due to funds amounts also reflect certain incentive income and management fee waivers.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

12. REVENUES
The following table presents management fees and incentive income recognized as revenues for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019
	Management Fees	Incentive Income	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$154,310	$178,104	$130,297	$377,703	$134,404	$240,517
Credit
Opportunistic credit funds	52,042	94,123	46,429	218,802	43,729	48,526
Institutional Credit Strategies	58,484	—	54,041	—	57,877	—
Real estate funds	37,109	40,205	39,978	19,574	16,111	32,578
Other	—	—	8	880	890	—
Total	$301,945	$312,432	$270,753	$616,959	$253,011	$321,621
The following table presents the composition of the Company’s income and fees receivable as of December 31, 2021, 2020 and 2019:

	December 31, 2021	December 31, 2020	December 31, 2019

	(dollars in thousands)
Management fees	$25,520	$25,937	$25,726
Incentive income	168,116	513,686	189,669
Income and Fees Receivable	$193,636	$539,623	$215,395
The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.
The following table presents the Company’s unearned income and fees for the years ended December 31, 2021, 2020 and 2019:

	December 31, 2021	December 31, 2020	December 31, 2019
	(dollars in thousands)
Management fees	$84	$78	$311
Incentive income	62,716	61,802	60,798
Unearned Income and Fees	$62,800	$61,880	$61,109
A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. A liability for unearned management fees is generally recognized when management fees are paid to the Company on a quarterly basis in advance, based on the amount of Assets Under Management at the beginning of the quarter. In the years ended December 31, 2021, 2020 and 2019, the Company recognized $19.4 million, $14.2 million, and $22.8 million, respectively, of the beginning balance of unearned incentive income for each respective year. The Company recognized all of the beginning balances of unearned management fees during the respective quarter.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

13. EQUITY-BASED COMPENSATION EXPENSES
The Company grants equity-based compensation in the form of RSUs, RSAs, PSUs, Group A Units, Group E Units and Group P Units to its executive managing directors, employees and the independent members of the Board under the terms of the 2007 Equity Incentive Plan and the 2013 Incentive Plan.
Equity based awards granted as compensation are measured based on the grant-date fair value of the award. Vested equity based awards that do not require future service are expensed immediately. Equity based awards that only require future service are expensed over the relevant service period. Equity based awards that are also subject to market performance conditions are expensed over the requisite service period, which is the longer of the explicit or derived service period.
The following table presents information regarding the impact of equity-based compensation grants on the Company’s consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Expense recorded within compensation and benefits	$62,989	$80,420	$127,505
Corresponding tax benefit	$13,737	$9,090	$7,738
The following tables present activity related to the Company’s unvested equity awards for the year ended December 31, 2021:

	Equity-Classified RSUs		Liability-Classified RSUs		PSUs
	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested PSUs	Weighted-Average Grant-Date Fair Value
December 31, 2020	3,177,548	$24.11	350,230	$48.98	1,000,000	$11.82
Granted	2,145,919	18.82	189,915	18.62	—	—
Vested	(2,315,075)	23.59	(174,772)	48.93	(200,000)	14.10
Canceled or forfeited	(37,516)	23.13	—	—	—	—
December 31, 2021	2,970,876	$20.71	365,373	$33.22	800,000	$11.25

	Group E Units		Group P Units		RSAs
	Unvested Group E Units	Weighted-Average Grant-Date Fair Value	Unvested Group P Units	Weighted-Average Grant-Date Fair Value	Unvested RSAs	Weighted-Average Grant-Date Fair Value
December 31, 2020	5,991,633	$8.39	3,385,000	$12.46	—	$—
Granted	200,000	8.05	4,905,715	13.01	3,679,285	15.13
Vested	(2,880,833)	8.15	—	—	—	—
Canceled or forfeited	(166,666)	8.05	(2,835,000)	12.46	—	—
December 31, 2021	3,144,134	$8.14	5,455,715	$12.96	3,679,285	$15.13
Restricted Share Units (RSUs)
The fair value of the RSUs granted by the Company is based on the grant-date fair value, which considers the public share price of the Company’s Class A shares. An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board, upon completion of the requisite service period. All of the RSUs granted to date accrue dividend equivalents equal to the dividend amounts paid on the Company’s Class A Shares. To date, these dividend

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

equivalents have been awarded in the form of additional RSUs that also accrue additional dividend equivalents. As a result, dividend equivalents declared on equity-classified RSUs are recorded similar to a stock dividend, resulting in (i) increases in the Company’s accumulated deficit and the accumulated deficit component of noncontrolling interests on the same pro rata basis as earnings of the Sculptor Operating Group are allocated and (ii) increases in the Company’s additional paid-in capital and the paid-in capital component of noncontrolling interests on the same pro rata basis. No compensation expense is recognized related to these dividend equivalents as they are forfeitable and the delivery of dividend equivalents on outstanding RSUs is contingent upon the vesting of the underlying RSUs.
As a result of the Recapitalization, the Company modified certain RSUs provided to certain executive managing directors to cap the cumulative distributions that the RSUs would be entitled to receive during the Distribution Holiday. As the resulting fair value of the modified RSUs was lower than the original grant-date fair value, the Company continues to recognize the compensation expense that would have been previously recognized prior to the modification.
The weighted-average grant-date fair value of equity-classified RSUs granted was $18.82, $23.11, and $15.33 for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, total unrecognized compensation expense related to equity-classified RSUs totaled $33.2 million, with a weighted-average amortization period of 1.8 years.
The weighted-average grant-date fair value of liability-classified RSUs granted was $18.62, $23.15 and $15.25 for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, total unrecognized compensation expense related to liability-classified RSUs totaled $10.4 million, with a weighted-average amortization period of 1.17 years.
The estimated total grant-date fair value of the RSUs is charged to compensation expense on a straight line basis over the vesting period, which is generally annual vesting over 3 years, except grants to the Company’s Board, which vest annually.
The following table presents information related to the settlement of RSUs:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Fair value of RSUs settled in Class A Shares	$50,182	$28,202	$24,131
Fair value of RSUs settled in cash	$3,472	$2,107	$2,570
Fair value of RSUs withheld to satisfy tax withholding obligations	$2,550	$1,976	$3,727
Number of RSUs withheld to satisfy tax withholding obligations	306,379	261,474	300,714
On January 31, 2022, the Company granted 1,570,477 liability-classified RSUs to its executive managing directors with a grant-date fair value of $18.93 which will vest over a 3 year service period.
PSUs
In 2018, the Company began granting PSUs. A PSU entitles the holder to receive a Class A Share or cash equal to the fair value of a Class A Share at the election of the Board of Directors, upon completion of the requisite service period, as well as satisfying certain market performance conditions based on achievement of targeted total shareholder return on Class A Shares (“PSU Market Conditions”). PSUs do not begin to accrue dividend equivalents until the requisite service period has been completed and the PSU Market Conditions have been achieved.
In the year ended December 31, 2018, the Company granted 1,000,000 PSUs, with a weighted-average grant-date fair value of $11.82 per unit. The fair value was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 35%, dividend rate of 10%, and risk-free discount rate of 2.6%. The requisite service period for these awards was estimated to be 3.1 years at the time of the grant. The Company used historical volatility in its estimate of the expected

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

volatility. Compensation cost for these awards was recognized using an accelerated recognition method over the requisite service period for each tranche. As of December 31, 2021, all compensation expense related to the PSUs has been recognized due to completion of the requisite service period. However, as of December 31, 2021, only the first of the PSU Market Conditions, as defined below, was met, resulting in 20% of PSUs vesting, at which time they were converted into Class A shares.
The PSUs granted to date generally vest subject to continued and uninterrupted service (“PSU Service Condition”) until the third anniversary of the grant date and the meeting of a market performance threshold of the total shareholder return on Class A Shares of the Company (“PSU Market Conditions”). The PSU Market Conditions is defined as follows: 20% of PSUs vest if a total shareholder return of 25% is achieved; an additional 40% of PSUs vest if a total shareholder return of 50% is achieved; an additional 20% of PSUs vest if a total shareholder return of 75% is achieved; and the final 20% of PSUs vest if a total shareholder return of 125% is achieved. In each case, the PSU Market Conditions must be met for each threshold by the sixth anniversary of the grant date. If the PSU grant has not satisfied both the PSU Service Condition and the PSU Market Conditions by the sixth anniversary of the grant date, it will be forfeited and canceled immediately.
Group A Units
The Company recognizes compensation expense for Group A Units equal to the market value of the Company’s Class A Shares at the date of grant, less a 5% discount for transfer restrictions that remain in place after vesting. The weighted-average grant-date fair value of Group A Units was $21.85 for the year ended December 31, 2017. There were no grants for the years ended December 31, 2021, 2020, and 2019. As of December 31, 2021, there were no unvested Group A Units outstanding.
Group E Units
As a part of the Recapitalization described in Note 3, the Company granted Group E Units. The Group E Units are not entitled to participate in distributions during the Distribution Holiday. The right of the Group E Units to participate in distributions is considered a performance condition that does not affect vesting. The Company is required to recognize compensation cost based on the grant-date fair value of Group E Units where the performance condition is probable of being met. The fair value of the Group E Units was calculated using the price of the Company’s Class A Shares at the date of grant, adjusted to reflect that Group E Units are not entitled to participate in distributions during the Distribution Holiday and for post-vesting transfer restrictions. As of December 31, 2021, total unrecognized compensation expense related to these units totaled $7.3 million with a weighted-average amortization period of 1.3 years. Expense for the Group E Units is recognized on an accelerated basis (i.e., each tranche will be recognized over its respective service period), as the value of the award is dependent at least in part on a performance condition.
Group P Units
In March 2017, the Company granted 7,185,000 Group P Units (“2017 Incentive Award”), with a weighted-average grant-date fair value of $12.50 per unit. The fair value was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 36%, dividend rate of 10%, and risk-free discount rate of 2.2%. The Company used historical volatility in its estimate of the expected volatility. The requisite service period for these awards was estimated to be 3.7 years at the time of the grant. As of December 31, 2021, all compensation expense related to these units has been recognized due to completion of the requisite service period, however the Market Condition, as defined below, has not been met.
The 2017 Incentive Award will conditionally vest upon the applicable executive managing directors satisfying a service condition (the “Service Condition”) and certain market performance-based targets, expressed as percentages (the “Market Condition”). The Market Condition’s achievement is dependent on the return provided to shareholders during a specified period, which is defined as follows: 20% of Group P Units vest if a total shareholder return of 25% is achieved; an additional 40% of Group P Units vest if a total shareholder return of 50% is achieved; an additional 20% of Group P Units vest if a total shareholder return of 75% is achieved; and the final 20% of Group P Units vest if a total shareholder return of 125% is achieved.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

In December 2021, the Company granted 4,905,715 Group P Units (“2021 Group P Unit Grant”) to certain current executive managing directors. That grant included 905,714 Group P Units issued in exchange for previously issued Group P Units that were forfeited, in addition to 4,000,001 newly issued Group P Units.
The 905,714 Group P Units described above, along with 679,286 RSAs (discussed in the section below), were issued in exchange for the forfeiture of 2,820,000 previously issued Group P Units. This transaction was accounted for as a modification of previously issued Group P Units. The grant-date fair value of the cancelled Group P Units had previously already been fully expensed at the time of cancellation. The cancellation of the previously issued Group P Units and issuance of the new 2021 Group P Units and RSAs resulted in an incremental fair value of $17.0 million that will be recognized as compensation expense on an accelerated basis over the modified requisite service period.
The Company granted the Group P Units discussed above on December 17, 2021 and December 30, 2021 with weighted-average grant date fair values of $12.75 and $13.97, respectively. The grant-date fair value of the newly issued Group P Units was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 55%, dividend rate of 6.6%, and risk-free discount rate of 1.34% and 1.44% for the units granted on December 17, 2021 and December 30, 2021, respectively. The Company used historical volatility in its estimate of the expected volatility. The requisite service period for these awards was estimated to be between 3 and 5 years, depending on tranche, at the time of the grant. As of December 31, 2021, total unrecognized compensation expense related to the 4,000,001 newly issued Group P Units totaled $51.4 million with a weighted-average amortization period of 4.0 years. The Market Condition, as defined above, has not been met.
The 2021 Group P Unit Grant of 4,905,715 Group P Units, inclusive of the 905,714 Group P Units exchanged for the forfeited Group P Units described above, will conditionally vest upon the applicable executive managing directors satisfying a service condition (the “Service Condition”) and certain market performance-based targets, expressed as percentages (the “Market Condition”). The Service Condition is generally satisfied as to one-third of the Group P Units vesting on each of the third, fourth and fifth anniversaries of the grant date. The Market Condition’s achievement is dependent on the return provided to shareholders during a specified period, which is defined as follows: 25% of P Units vest if a total shareholder return of 66% is achieved; an additional 25% of P Units vest if a total shareholder return of 80% is achieved; an additional 25% of P Units vest if a total shareholder return of 94% is achieved; and the final 25% of P Units vest if a total shareholder return of 108% is achieved, in each case based on a reference price of $24.00 per Class A Share. Achievement of the applicable Market Conditions earlier than estimated can materially affect the amount of equity-based compensation expense recognized by the Company in any given period.
The 2021 grant of Group P Units accrue dividend equivalents equal to the dividend amounts paid on the Company’s Class A Shares. These dividend equivalents will be awarded in the form of additional Group P Units that also accrue additional dividend equivalents. No compensation expense is recognized related to these dividend equivalents. Delivery of dividend equivalents on outstanding Group P Units is contingent upon the vesting of the underlying Group P Units.
Executive managing directors will be entitled to receive distributions on the 2017 Incentive Award only after satisfaction of the Service Condition and the Market Condition, from which time the executive managing director will be entitled to receive the same distributions per unit on each Group P Unit as holder.
If a holder of a 2017 Incentive Award and 2021 Group P Unit Grant has not satisfied both the Service Condition and the applicable Market Condition by the sixth anniversary and seventh anniversary, respectively, of the grant date, such units will be forfeited and canceled immediately.
Upon satisfaction of the Service Condition and the Market Condition, Group P Units may be exchanged at the executive managing director’s discretion for Class A Shares (or the cash value thereof, as determined by the Board of Directors) provided that sufficient Appreciation (as defined in the Sculptor Operating Partnerships’ limited partnership agreements) has occurred for each Group P Unit to have become economically equivalent to a Group A Unit. Upon the exchange of a Group P Unit for a

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Class A Share (or the cash equivalent), the exchanging executive managing director will have a right to potential future payments owed to him or her under the tax receivable agreement.
Restricted Class A Shares (RSAs)
In 2021, the Company began granting RSAs. The RSAs granted in 2021 vest upon the applicable executive managing directors satisfying a service condition (the “RSAs Service Condition”) and certain market performance-based targets, expressed as percentages (the “RSAs Market Condition”). The RSAs Service Condition is generally satisfied as to one-third of the RSAs vesting on each of the third, fourth and fifth anniversaries of the grant date. The RSAs Market Condition’s achievement is dependent on the return provided to shareholders during a specified period, which is defined as follows: 33.3% of RSAs vest if a total shareholder return of 25% is achieved; an additional 33.3% of RSAs vest if a total shareholder return of 39% is achieved; and the final 33.4% of RSAs vest if a total shareholder return of 53% is achieved, in each case based on a reference price of $24.00 per Class A Share. If a Class A Restricted Share has not satisfied the RSAs Market Condition by the seventh anniversary of the grant date, it will be forfeited and canceled immediately.
RSAs granted in December 2021 are only entitled to dividends declared by the Company on Class A Shares upon satisfaction of an RSAs Market Condition. For RSAs that have satisfied an RSAs Market Condition, but have not yet achieved an RSAs Service Condition, these RSAs shall accrue dividend equivalents equal to the dividend amounts paid by the Company to Class A Shares. Upon satisfaction of both the RSAs Market Condition and RSAs Service Condition, these RSAs are entitled to dividends declared by the Company on Class A Shares.
The RSA grant in December 2021 discussed above included 3,679,285 RSAs, inclusive of the 679,286 RSAs exchanged for the forfeited Group P Units described above. The RSAs were granted on December 17, 2021 and December 30, 2021 with weighted-average grant date fair values of $14.84 and $16.19, respectively. The fair value was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 55%, dividend rate of 6.6%, and risk-free discount rate of 1.34% and 1.44% for the units granted on December 17, 2021 and December 30, 2021, respectively. The Company used historical volatility in its estimate of the expected volatility. The requisite service period for these awards was estimated to be 3 to 5 years at the time of the grant. As of December 31, 2021, total unrecognized compensation expense related to the newly granted RSAs totaled $44.9 million.
In January 2022, the Company granted an additional 1,570,483 RSAs. These RSAs are subject to a service condition; however, unlike the RSAs granted in 2021, they are not subject to a market condition. These RSAs had a grant-date fair value of $18.93 per unit. The fair value was based on the Company’s Class A Share price at the time of grant. The service period for these awards was 3 years at the time of the grant.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The following table presents the components of the Company’s provision for income taxes:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Included within Income taxes on Statements of Operations
Current:
Federal income taxes	$—	$—	$(370)
State and local income taxes	2,989	943	1,702
Foreign income taxes	5,302	4,873	5,845
	8,291	5,816	7,177
Deferred:
Federal income taxes	13,645	59,148	16,621
State and local income taxes	(8,272)	10,759	10,272
Foreign income taxes	41	(451)	42
	5,414	69,456	26,935
Total Provision for Income Taxes - Continuing Operations	$13,705	$75,272	$34,112

Included within Other Comprehensive Income (Loss):
Current:
Foreign income taxes	(111)	617	—
	(111)	617	—
Deferred:
Federal income taxes	(549)	657	—
State and local income taxes	(228)	156	—
	(777)	813	—
Total Provision for Income Taxes - Other Comprehensive Income	$(888)	$1,430	$—
The foreign income tax provision was calculated on $27.3 million, $22.5 million and $17.7 million of pre-tax income generated in foreign jurisdictions for the years ended December 31, 2021, 2020 and 2019, respectively.
Deferred income tax assets and liabilities represent the tax effects of the temporary differences between the GAAP bases and tax bases of the Company’s assets and liabilities.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The following table presents the Company’s deferred income tax assets and liabilities before the impact of offsetting deferred income tax assets and liabilities within the same legal entity and tax jurisdiction:

	December 31, 2021	December 31, 2020

	(dollars in thousands)
Deferred Income Tax Assets:
Tax goodwill	$117,143	$141,800
Net operating loss	105,665	101,493
Investments in partnerships	12,465	—
Tax credit carryforwards	9,964	13,875
Employee compensation	1,522	1,132
Other	4,307	2,171
	251,066	260,471
Valuation allowance	(6,178)	(9,797)
Total Deferred Income Tax Assets	$244,888	$250,674

Investments in partnerships	—	8,562
Other	3,129	1,824
Total Deferred Income Tax Liabilities	$3,129	$10,386

Net Deferred Tax Asset	$241,759	$240,288
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
The following table presents changes in the Company’s deferred tax asset valuation allowance for the periods indicated:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Beginning balance	$9,797	$11,083	$11,959
Deductions	(3,619)	(1,286)	(876)
Ending Balance	$6,178	$9,797	$11,083
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
As of December 31, 2021, the Company had foreign tax credit carryforwards of approximately $9.8 million that, if not used, will expire between 2022 and 2026. As of December 31, 2021, the Company had $229.9 million of net operating losses

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

available to offset future taxable income for federal income tax purposes that will expire between 2031 and 2037, and $152.7 million of net operating losses available to be carried forward without expiration. Additionally, $177.2 million of net operating losses are available to offset future taxable income for state income tax purposes and $173.4 million for local income tax purposes that will expire between 2035 and 2040.
The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
Income passed through to noncontrolling interests	-2.88%	-0.04%	-14.68%
Nondeductible amortization of Partner Equity Units	14.73%	3.24%	108.30%
State and local income taxes	-23.13%	4.13%	69.91%
RSU excess deferred income tax write-off	-1.36%	0.89%	28.58%
Foreign income taxes	27.91%	1.92%	42.89%
Income not subject to entity level tax	—%	—%	-19.04%
Return-to-estimate adjustment	-0.14%	0.03%	-2.41%
Tax effects of income recorded to equity in connection with the Recapitalization	—%	—%	-11.80%
Nondeductible transaction costs	—%	—%	15.91%
Nondeductible interest expense	—%	0.70%	21.54%
Foreign tax credits and deductions	-5.86%	-0.35%	-11.85%
Change in fair value of warrants	30.12%	0.69%	—%
Disallowed executive compensation	11.88%	0.39%	—%
Other, net	-0.69%	0.13%	0.15%
Effective Income Tax Rate	71.58%	32.73%	248.50%
The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The income tax years under examination vary by jurisdiction. In general, the Company is not subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2018; however, certain subsidiaries are subject to income tax examinations starting in 2015 for state and local and 2007 for foreign jurisdictions.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The following table is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the periods indicated:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Beginning balance	$8,250	$8,250	$7,000
Additions for tax benefits related to prior years	—	—	1,250
Ending balance	$8,250	$8,250	$8,250
The Company did not accrue interest or penalties related to uncertain tax positions. As of December 31, 2021, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The amount of the Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.8 million as of December 31, 2021.
15. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Occupancy and equipment	$32,090	$30,267	$30,281
Information processing and communications	22,480	21,342	21,443
Recurring placement and related service fees	19,583	18,502	14,034
Professional services	17,792	22,902	42,370
Impairment of right-of-use asset[1]	11,240	—	—
Insurance	9,027	8,525	8,658
Business development	1,425	2,120	4,048
Other expenses	7,573	9,162	10,027
	121,210	112,820	130,861
Legal provisions	—	119,367	19,100
Total General, Administrative and Other	$121,210	$232,187	$149,961
_______________
(1)See Note 7 for additional details on impairment of right-of-use asset.
16. (LOSS) EARNINGS PER CLASS A SHARE
Basic (loss) earnings per Class A Share is computed by dividing the net (loss) income attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the years ended December 31, 2021, 2020 and 2019, the Company included 165,300, 394,332, and 180,444 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

When calculating dilutive (loss) earnings per Class A Share, the Company applies the treasury stock method to outstanding warrants and unvested RSUs. At the Sculptor Operating Group Level, the Company applies the if-converted method to vested Group A Units and vested Group E Units. For unvested Group A Units and unvested Group E Units, the Company applies the treasury stock method first to determine the number of incremental units that would be issuable and then applies the if-converted method to those resulting incremental units. The Company did not include the RSAs, Group P Units or unvested PSUs in the calculation of dilutive (loss) earnings per Class A Share, as the applicable market performance conditions had not yet been met as of the end of each reporting period presented below. Certain PSUs vested in the second quarter of 2021 at which time they were converted into Class A Shares. The effect of dilutive securities on net (loss) income attributable to Class A Shareholders is presented net of tax.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The following tables present the computation of basic and diluted (loss) earnings per Class A Share:

Year Ended December 31, 2021	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(8,605)	24,951,871	$(0.34)
Effect of dilutive securities:
Group A Units	(14,114)	15,858,911		—
Group E Units	—	—		13,010,066
RSUs	—	—		3,434,137
Warrants	—	—		4,338,015
Diluted	$(22,719)	40,810,782	$(0.56)

Year Ended December 31, 2020	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$170,682	22,597,829	$7.55
Effect of dilutive securities:
Group A Units	(20,850)	16,018,326		—
Group E Units	—	11,015,490		—
RSUs	—	240,433		—
Warrants	—	—		112,383
Diluted	$149,832	49,872,078	$3.00

Year Ended December 31, 2019	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$51,418	20,773,493	$2.48
Effect of dilutive securities:
Group A Units	21,469	16,976,983		—
Group E Units	—	7,817,696		—
RSUs	—	732,518		—
Diluted	$72,887	46,300,690	$1.57

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

17. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Certain Amounts Related to Tax Receivable Agreement Liability
Amounts due to related parties relate primarily to future payments owed to certain former executive managing directors under the tax receivable agreement, as discussed further in Note 18. The tax receivable agreement liability was $195.8 million as of December 31, 2021, and $62.2 million of the balance was due to related parties. The Company made payments totaling $7.2 million and $18.2 million under the tax receivable agreement (inclusive of interest thereon) in the years ended December 31, 2021 and 2020, respectively, of which $3.1 million and $8.1 million were paid to related parties. No payments were made in the year ended December 31, 2019.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
As of December 31, 2021 and 2020, respectively, approximately $910.5 million and $940.0 million of the Company’s Assets Under Management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of December 31, 2021 and 2020, approximately 51% and 46%, respectively, of these Assets Under Management were not charged management fees or incentive income.
The following table presents management fees and incentive income charged on investments held by the Company’s executive managing directors, employees and certain other related parties:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$3,548	$4,200	$7,324
Incentive income	$3,410	$2,091	$8,749
Commitment to Purchase Interest in BharCap Sponsor LLC.
In March 2021, the Company committed to acquire a non-controlling membership interest of BharCap Sponsor LLC, an entity managed by a member of the Company’s board of directors, in the amount of $3.0 million and as of December 31, 2021, has funded $210 thousand of the commitment. In connection with the anticipated initial public offering of BharCap Acquisition Corp., a newly organized blank check company, BharCap Sponsor LLC purchased shares of BharCap Acquisition Corp.’s Class B common stock and has committed to purchase warrants in a private placement that will close simultaneously with the closing of the initial public offering of BharCap Acquisition Corp.
Investment in SPAC
In a private placement concurrent with the initial public offering of the SPAC the Company sponsors, SAC I sold warrants to Sculptor Acquisition Sponsor I, LLC, a subsidiary of the Company, for total gross proceeds of $11.2 million. Prior to the completion of a business combination, Sculptor Acquisition Sponsor I, LLC owns the majority of the Class B ordinary shares

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

outstanding of SAC I, and consolidates SAC I under the voting interest model, and therefore the private placement warrants and Class B ordinary shares held by the Company are eliminated on consolidation. Refer to Note 2 for additional details on the SPAC.
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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Sculptor Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

agreement will vary based upon these and a number of other factors. As of December 31, 2021, the estimated future payment under the tax receivable agreement was $195.8 million, which is recorded in the tax receivable agreement liability balance on the consolidated balance sheets.
The table below presents management’s estimate as of December 31, 2021, of the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
2022	$47,382
2023	29,315
2024	18,260
2025	24,028
2026	27,249
Thereafter	49,518
Total Payments	$195,752
Litigation
From time to time, the Company is involved in litigation and claims incidental to the conduct of the Company’s business. The Company is also subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over the Company and its business activities.
Investment Commitments
The Company has unfunded capital commitments of $65.0 million to certain funds it manages. Approximately $46.3 million of these commitments will be funded by contributions to the Company from certain employees and executive managing directors. The Company expects to fund these commitments over the approximately next six years. In addition, certain current and former executive managing directors of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $28.4 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
In addition, in March 2021, the Company committed to acquire a non-controlling membership interest of BharCap Sponsor LLC., see Note 17 for additional details.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Additionally, the Company has agreements with certain of the funds it manages to reimburse certain expenses in excess of an agreed-upon cap. During the years ended December 31, 2021, 2020 and 2019 these amounts were not material.
19. SUBSEQUENT EVENTS
Share Repurchase Program
In February 2022, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. The repurchase program has no expiration date. The Company may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions and other opportunities that the Company may have for the use or investment of its cash balances. The repurchase program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice.