Form 10-Q
period 2022-03-31
Sculptor Capital Management, Inc.
filed 2022-05-06
CIK 1403256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2022, there were 25,519,876 Class A Shares, 5,249,768 of Restricted Class A Shares and 33,676,331 Class B Shares outstanding.

SCULPTOR CAPITAL MANAGEMENT, INC.

i

Defined Terms

2007 Offerings	Refers collectively to our IPO and the concurrent private offering of approximately 3.81 million Class A Shares to DIC Sahir Limited, a wholly owned indirect subsidiary of Dubai Holdings LLC.

Accrued but unrecognized incentive income	Accrued but unrecognized incentive income (“ABURI”) is the amount of incentive income accrued at the fund level on longer-term AUM that has not yet been recognized in our revenues. These amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds.

Annual Report	Our annual report on Form 10-K for the year ended December 31, 2021, dated February 25, 2022 and filed with the SEC

Advisers Act	Investment Advisers Act of 1940, as amended.

Assets Under Management
Assets Under Management (“AUM”) refers to the assets for which we provide investment management, advisory or certain other investment-related services. Specifically:
a.AUM for our multi-strategy and opportunistic credit funds is generally based on the net asset value of those funds plus any unfunded commitments, if applicable. AUM is reduced for unfunded commitments that will be funded through transfers from other funds.
b.AUM for Institutional Credit Strategies is generally based on the amount of equity outstanding for CLOs and CBOs (during the warehouse period) and the par value of the collateral assets and cash held (after warehouse period). For aircraft securitization vehicles, AUM is based on the adjusted portfolio appraisal values for the aircraft collateral within the securitization. AUM is reduced for any investments in these CLOs and securitization vehicles held by our other funds. AUM also includes the net asset value of other investment vehicles within this strategy.
c.AUM for our real estate funds is generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. AUM is reduced for unfunded commitments that will be funded through transfers from other funds.
d.AUM for our special purpose acquisition company (“SPAC”) sponsored by us includes the proceeds raised in the initial public offering that are currently held in a trust for use in a business combination.

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

Class A Shares	Our Class A Shares, representing Class A common stock of Sculptor Capital Management, Inc., which are publicly traded and listed on the NYSE.

Class B Shares	Class B Shares of Sculptor Capital Management, Inc., which are not publicly traded, are currently held solely by our executive managing directors and have no economic rights but entitle the holders thereof to one vote per share together with the holders of our Class A Shares.

CLOs	Collateralized loan obligations.

the Company, Sculptor Capital, the firm, we, us, our	Refers, unless the context requires otherwise, to the Registrant and its consolidated subsidiaries, including the Sculptor Operating Group.

Consolidated Entities	Refers to funds, special purpose entities, investment vehicles and other similar structures for which the Company is required to consolidate in accordance with GAAP.

Distribution Holiday	The Sculptor Operating Partnerships initiated a distribution holiday (the “Distribution Holiday”) on the Group A Units, Group E Units and Group P Units and on certain RSUs and RSAs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income is realized and (y) April 1, 2026. Holders of Group A Units, Group E Units and Group P Units and certain RSUs and RSAs, do not receive distributions during the Distribution Holiday.

Distribution Holiday Economic Income	Distribution Holiday Economic Income is the cumulative amount of Economic Income earned since October 1, 2018, less any dividends paid to Class A Shareholders or on the now-retired Preferred Units. Distribution Holiday Economic Income is a non-GAAP measure that is defined in the agreements of limited partnership of the Sculptor Operating Partnerships and is being presented to provide an update on the progress made toward the $600.0 million target required to exit the Distribution Holiday.

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

Exchange Act	Securities Exchange Act of 1934, as amended.

executive managing directors	The current executive managing directors of the Company, and, except where the context requires otherwise, also includes certain executive managing directors who are no longer active in our business.

Fee Paying Assets Under Management	Fee Paying Assets Under Management (“FP AUM”) refers to the AUM on which we earn management fees and/or incentive income.

funds	The multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles for which we provide asset management services, as well as the SPAC we sponsor.

GAAP	U.S. generally accepted accounting principles.

Group A Units	Refers collectively to one Class A operating group unit in each of the Sculptor Operating Partnerships. Group A Units are limited partner interests held by our executive managing directors.

Group A-1 Units	Refers collectively to one Class A-1 operating group unit in each of the Sculptor Operating Partnerships. Group A-1 Units are limited partner interests held by our executive managing directors.

Group B Units	Refers collectively to one Class B operating group unit in each of the Sculptor Operating Partnerships. Group B Units are limited partner interests held by Sculptor Corp.

Group E Units	Refers collectively to one Class E operating group unit in each of the Sculptor Operating Partnerships. Group E Units are limited partner interests held by our executive managing directors.

Group P Units	Refers collectively to one Group P operating group unit in each of the Sculptor Operating Partnerships. Group P Units are limited partner interests held by our executive managing directors.

Institutional Credit Strategies
Our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs, aircraft securitization vehicles, collateralized bond obligations, and other customized solutions.

IPO	Our initial public offering of 3.6 million Class A Shares that occurred in November 2007.

Longer-term AUM	AUM from investors that are subject to initial commitment periods of three years or longer. Investors with longer-term AUM may have less than three years remaining in their commitment period. This excludes AUM that had initial commitment periods of three years or longer and subsequently moved to shorter commitment periods at the end of their initial commitment period.

NYSE	New York Stock Exchange.

Partner Equity Units	Refers collectively to the Group A Units, Group E Units and Group P Units.

Preferred Units	One Class A cumulative preferred unit in each of the Sculptor Operating Partnerships collectively represented one “Preferred Unit.” Certain of our executive managing directors collectively owned 100% of the Preferred Units. We redeemed in full the Preferred Units in the fourth quarter of 2020, and as of December 31, 2020 and 2021 there were no Preferred Units outstanding.

PSUs	Class A performance-based RSUs.

Recapitalization	Refers to the recapitalization of our business that occurred in February 2019. As part of the Recapitalization, a portion of the interests held by our former executive management were reallocated to existing members of senior management. In addition, we restructured the previously outstanding senior debt and Preferred Units.

Registrant	Sculptor Capital Management, Inc., a Delaware corporation.

RSAs	Refers to restricted Class A Shares that were granted in December 2021 and January 2022, and that may be granted from time to time.

RSUs	Class A restricted share units.

Sculptor Corp	Sculptor Capital Holding Corporation, a Delaware corporation.

Sculptor Operating Group	Refers collectively to the Sculptor Operating Partnerships and their consolidated subsidiaries.

Sculptor Operating Group Units	Refers collectively to Sculptor Operating Group A, B, E, and P Units.

Sculptor Operating Partnerships	Refers collectively to Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP.

SEC	U.S. Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

SPAC	Refers to special purpose acquisition company.

Special Investments	Investments that we, as investment manager, believe lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance.

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
We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions, the United Kingdom’s withdrawal from the European Union; poor investment performance of, or lack of capital flows into, the funds we manage; our investors’ right to redeem their investments from our funds on a regular basis; the highly variable nature of our revenues, results of operations and cash flows; difficult market conditions that could adversely affect our funds; counterparty default risks; the outcome of third-party litigation involving us; the consequences of the Foreign Corrupt Practices Act settlements with the SEC and the U.S. Department of Justice (the “DOJ”) and any claims or negative publicity arising therefrom or from matters involving the Company’s founding CEO; conditions impacting the alternative asset management industry; our ability to retain existing investor capital; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our executive managing directors, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; United States (“U.S.”) and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.
If one or more of these or other risks or uncertainties materialize, or if our assumptions or estimates prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors are not and should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and risks that are included in our filings with the SEC, including but not limited to those described in our Annual Report.

There may be additional risks, uncertainties and factors that we do not currently view as material or that are not known. The forward-looking statements contained in this report are made only as of the date of this report. We do not undertake to update any forward-looking statement because of new information, future developments or otherwise.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Assets
Cash and cash equivalents	$135,951	$170,781
Restricted cash	7,188	7,289
Investments (includes assets measured at fair value of $226,552 and $424,910, including assets sold under agreements to repurchase of $171,195 and $157,721 as of March 31, 2022 and December 31, 2021, respectively)	391,680	583,622
Income and fees receivable	65,198	193,636
Due from related parties	20,446	28,037
Deferred income tax assets	236,665	241,759
Operating lease assets	84,095	85,735
Other assets, net	95,612	77,091
Assets of consolidated entities:
Cash and cash equivalents	343,486	—
Restricted cash and cash equivalents	234,623	234,601
Other assets of consolidated entities	5,179	5,304
Total Assets	$1,620,123	$1,627,855
Liabilities and Shareholders’ Equity
Liabilities
Compensation payable	$31,823	$246,261
Unearned income and fees	79,093	62,800
Tax receivable agreement liability	178,986	195,752
Operating lease liabilities	102,314	104,753
Debt obligations	122,103	126,474
Warrant liabilities, at fair value	40,951	65,287
Securities sold under agreements to repurchase	172,519	156,448
Other liabilities	33,664	38,790
Liabilities of consolidated entities:
Loans payable, at fair value	215,733	—
Warrant liabilities, at fair value	3,450	7,590
Other liabilities of consolidated entities	10,772	10,817
Total Liabilities	991,408	1,014,972
Commitments and Contingencies (Note 16)
Redeemable Noncontrolling Interests of Consolidated Entities (Note 3)	234,600	234,600
Shareholders’ Equity
Class A Shares, par value $0.01 per share, 100,000,000 and 100,000,000 shares authorized, 26,052,113 and 25,668,987 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	261	257
Class B Shares, par value $0.01 per share, 75,000,000 and 75,000,000 shares authorized, 33,676,331 and 33,613,023 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	337	336
Treasury stock, at cost; 473,719 and 0 Class A shares as of March 31, 2022 and December 31, 2021, respectively	(6,249)	—
Additional paid-in capital	202,305	184,691
Accumulated deficit	(239,776)	(253,521)
Accumulated other comprehensive (loss) income	(699)	51
Shareholders’ deficit attributable to Class A Shareholders	(43,821)	(68,186)
Shareholders’ equity attributable to noncontrolling interests	437,936	446,469
Total Shareholders’ Equity	394,115	378,283
Total Liabilities and Shareholders’ Equity	$1,620,123	$1,627,855
See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Revenues
Management fees	$73,437	$73,961
Incentive income	21,642	47,804
Other revenues	2,430	1,581
(Loss) income of consolidated entities	(161)	3
Total Revenues	97,348	123,349

Expenses
Compensation and benefits	77,785	89,234
Interest expense	3,285	4,868
General, administrative and other	27,316	27,376
Expenses of consolidated entities	244	2
Total Expenses	108,630	121,480

Other Income (Loss)
Changes in fair value of warrant liabilities	24,336	(24,944)
Changes in tax receivable agreement liability	(7)	580
Net losses on retirement of debt	—	(23,673)
Net (losses) gains on investments	(5,344)	5,362
Net gains of consolidated entities	4,140	—
Total Other Income (Loss)	23,125	(42,675)

Income (Loss) Before Income Taxes	11,843	(40,806)
Income taxes	6,967	(1,715)
Consolidated Net Income (Loss)	4,876	(39,091)
Less: Net loss attributable to noncontrolling interests	12,006	18,798
Less: Net income attributable to redeemable noncontrolling interests	(3,068)	—
Net Income (Loss) Attributable to Sculptor Capital Management, Inc.	13,814	(20,293)
Change in redemption value of redeemable noncontrolling interests	3,068	—
Net Income (Loss) Attributable to Class A Shareholders	$16,882	$(20,293)

Earnings (Loss) per Class A Share
Earnings (Loss) per Class A Share - basic	$0.63	$(0.85)
Loss per Class A Share - diluted	$(0.29)	$(0.99)
Weighted-average Class A Shares outstanding - basic	26,596,572	23,853,428
Weighted-average Class A Shares outstanding - diluted	43,693,932	39,872,934

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Consolidated net income (loss)	$4,876	$(39,091)
Other Comprehensive Income (Loss), Net of Tax
Other comprehensive loss - currency translation adjustment	(750)	(868)
Comprehensive Income (Loss)	4,126	(39,959)
Less: Comprehensive loss attributable to noncontrolling interests	12,006	19,284
Less: Comprehensive income attributable to redeemable noncontrolling interests	(3,068)	—
Comprehensive Income (Loss) Attributable to Sculptor Capital Management, Inc.	$13,064	$(20,675)

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED

	Sculptor Capital Management, Inc. Shareholders
	Class A Shares	Class B Shares	Treasury Stock Shares	Class A Shares Par Value	Class B Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at cost	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
	(dollars in thousands, except share data)
Balance at January 1, 2022	25,668,987	33,613,023	—	$257	$336	$184,691	$(253,521)	$51	$—	$(68,186)	$446,469	$378,283
Equity-based compensation, net of taxes	856,845	63,308	—	9	1	14,477	—	—	—	14,487	1,924	16,411
Repurchase of Class A Shares	(473,719)	—	473,719	(5)	—	—	—	—	(6,249)	(6,254)	—	(6,254)
Dividend equivalents on Class A restricted share units	—	—	—	—	—	69	(69)	—	—	—	—	—
Change in redemption value of SPAC Class A Shares	—	—	—	—	—	3,068	—	—	—	3,068	—	3,068
Consolidated net loss (gain), excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	13,814	—	—	13,814	(12,006)	1,808
Currency translation adjustment	—	—	—	—	—	—	—	(750)	—	(750)	—	(750)
Capital contributions	—	—	—	—	—	—	—	—	—	—	4,997	4,997
Capital distributions	—	—	—	—	—	—	—	—	—	—	(3,448)	(3,448)
Balance at March 31, 2022	26,052,113	33,676,331	473,719	$261	$337	$202,305	$(239,776)	$(699)	$(6,249)	$(43,821)	$437,936	$394,115
Balance at January 1, 2021	22,903,571	32,824,538	—	$229	$328	$166,917	$(178,674)	$732	$—	$(10,468)	$445,348	$434,880
Equity-based compensation, net of taxes	996,206	63,345	—	10	1	18,454	—	—	—	18,465	10,074	28,539
Dividend equivalents on Class A restricted share units	—	—	—	—	—	590	(590)	—	—	—	—	—
Cash dividends declared on Class A Shares ($2.35 per share)	—	—	—	—	—	—	(55,965)	—	—	(55,965)	—	(55,965)
Consolidated net gain, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(20,293)	—	—	(20,293)	(18,798)	(39,091)
Currency translation adjustment	—	—	—	—	—	—	—	(382)	—	(382)	(486)	(868)
Capital contributions	—	—	—	—	—	—	—	—	—	—	468	468
Capital distributions	—	—	—	—	—	—	—	—	—	—	(1,016)	(1,016)
Balance at March 31, 2021	23,899,777	32,887,883	—	$239	$329	$185,961	$(255,522)	$350	$—	$(68,643)	$435,590	$366,947
See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income (loss)	$4,876	$(39,091)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Amortization of equity-based compensation	24,843	30,897
Depreciation, amortization and net gains and losses on fixed assets	1,394	1,735
Changes in fair value of warrant liabilities	(24,336)	24,944
Net losses on retirement of debt	—	23,673
Deferred income taxes	5,522	(3,311)
Non-cash lease expense	4,803	5,645
Net losses (gains) on investments, net of dividends	6,706	(4,622)
Operating cash flows due to changes in:
Income and fees receivable	128,362	457,239
Due from related parties	7,607	(2,855)
Other assets, net	(17,708)	3,321
Compensation payable	(218,098)	(196,865)
Unearned income and fees	16,293	(4,410)
Tax receivable agreement liability	(16,766)	(17,642)
Operating lease liabilities	(5,508)	(5,744)
Other liabilities	(5,123)	(5,980)
Consolidated entities related items:
Net gains of consolidated entities	(4,140)	—
Purchases of investments	(32,778)	—
Proceeds from sale of investments	8,760	—
Other assets of consolidated entities	(3,687)	(3)
Other liabilities of consolidated entities	27,785	2
Net Cash (Used in) Provided by Operating Activities	(91,193)	266,933

Cash Flows from Investing Activities
Purchases of fixed assets	(418)	(1,290)
Purchases of United States government obligations	(13,992)	(91,533)
Maturities and sales of United States government obligations	219,144	90,892
Investments in funds	(42,472)	(25,477)
Return of investments in funds	15,757	4,996
Net Cash Provided by (Used in) Investing Activities	178,019	(22,412)

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED — (continued)

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)

Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	4,997	468
Distributions to noncontrolling and redeemable noncontrolling interests	(3,447)	(1,016)
Dividends on Class A Shares	—	(55,965)
Proceeds from debt obligations, net of issuance costs	4,852	1,746
Repayment of debt obligations, including prepayment costs	(9,424)	(174,400)
Proceeds from securities sold under agreements to repurchase, net of issuance costs	20,395	—
Purchases of treasury stock	(6,249)	—
Proceeds from debt obligations of consolidated entities, net of issuance costs	215,733	—
Other, net	(4,969)	(787)
Net Cash Provided by (Used in) Financing Activities	221,888	(229,954)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(137)	(286)
Net change in cash and cash equivalents and restricted cash	308,577	14,281
Cash and cash equivalents and restricted cash, beginning of period	412,671	186,977
Cash and Cash Equivalents and Restricted Cash, End of Period	$721,248	$201,258

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$2,922	$4,678
Income taxes	$3,439	$974

Non-cash transactions:
Assets related to initial consolidation of funds	$16,699	$—
Liabilities related to initial consolidation of funds	$2,364	$—
Assets related to deconsolidation of funds	$44,042	$—
Liabilities related to deconsolidation of funds	$29,632	$—

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$135,951	$198,039
Restricted cash	7,188	3,219
Cash and cash equivalents of consolidated entities	343,486	—
Restricted cash and cash equivalents of the consolidated SPAC	234,623	—
Total Cash and Cash Equivalents and Restricted Cash	$721,248	$201,258

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

1. ORGANIZATION
Sculptor Capital Management, Inc. (the “Registrant”), a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Company” or “Sculptor Capital”), is a leading institutional alternative asset management firm with a global presence with offices in New York, London, Hong Kong and Shanghai. The Company provides asset management services and investment products across Multi-Strategy, Credit, and Real Estate. The Company serves global clients through commingled funds, separate accounts and specialized products, as well as sponsoring a special purpose acquisition company (“SPAC”) (collectively, the “funds”). Sculptor Capital’s distinct investment process seeks to generate attractive and consistent risk-adjusted returns across market cycles through a combination of bottom-up fundamental analysis, a high degree of flexibility, a collaborative team and integrated risk management. The Company’s capabilities span all major geographies and asset classes, including fundamental equities, corporate credit, real estate debt and equity, merger arbitrage and structured credit.
The Company manages multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles. Through Institutional Credit Strategies, the Company’s asset management platform that invests in performing credits, the Company manages collateralized loan obligations (“CLOs”), aircraft securitization vehicles, collateralized bond obligations (“CBOs”), structured alternative investment solutions, commingled products and other customized solutions for clients.
The Company’s primary sources of revenues are management fees, which are generally based on the amount of the Company’s AUM, as defined below, and incentive income, which is based on the investment performance of its funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of Assets Under Management and the investment performance of the funds. Assets Under Management (“AUM”) refer to the assets of the funds to which the Company provides investment management and advisory services. The Company’s AUM are a function of the capital that is allocated to it by the investors in its funds and the investment performance of its funds.
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
Company Structure
The Registrant is a holding company that, through Sculptor Corp, holds equity ownership interests in the Sculptor Operating Group. The Registrant had issued and outstanding the following share classes:
•Class A Shares—Class A Shares are publicly traded and entitle the holders thereof to one vote per share on matters submitted to a vote of shareholders. The holders of Class A Shares are entitled to any distributions declared on the Class A Shares by the Registrant’s Board of Directors (other than RSAs, where entitlement to distributions may be subject to limitations and conditions).

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

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
The Company conducts its operations through the Sculptor Operating Group. The following is a list of the outstanding units of the Sculptor Operating Partnerships as of March 31, 2022:
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
Group A Unit grants are accounted for as equity-based compensation. See Note 13 in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (“Annual Report”) for additional information. The Company completed a recapitalization in February 2019 (“Recapitalization”). See Note 3 in the Company's Annual Report for additional details. In connection with the Recapitalization each Group A Unit outstanding on the Recapitalization date was recapitalized into 0.65 Group A Units and 0.35 Group A-1 Units.
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
•Group E Units—Group E Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains. Each Group E Unit converts into a Group A Unit and becomes exchangeable for one Class A Share (or the cash equivalent thereof) to the extent there has been a sufficient amount of appreciation for a Group E Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group E Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent of their relative positive capital accounts

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

(if any). Holders of Group E Units do not receive distributions during the Distribution Holiday. See Note 3 in the Company's Annual Report for additional details. Group E Unit grants are accounted for as equity-based compensation. See Note 13 in the Company's Annual Report for additional information.
•Group P Units—Group P Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains upon satisfaction of certain service and market conditions. Each Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent thereof), in each case upon satisfaction of certain service and market conditions at such time and, with respect to exchanges, to the extent there has been sufficient appreciation for a Group P Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group P Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent that certain market conditions are met and to the extent of their relative positive capital accounts (if any). The terms of the Group P Units may be varied for certain executive managing directors. See Note 13 in the Company's Annual Report for additional information.
Executive managing directors hold a number of Class B Shares equal to the number of Group A Units, vested Group E Units, Group A-1 Units (to the extent the corresponding Class B Shares have not been canceled in connection with the vesting of certain Group E Units issued in connection with the Recapitalization, as further discussed in Note 3 in the Company's Annual Report), and Group P Units held. Upon the exchange of a Group A Unit or Group P Unit for a Class A Share, the corresponding Class B Share is canceled and a Group B Unit is issued to Sculptor Corp. Class B Shares that relate to Group A-1 Units will be voted pro rata in accordance with the vote of the Class A Shares.
The following table presents the number of shares and units of the Registrant and the Sculptor Operating Partnerships, respectively, that were outstanding as of March 31, 2022:

As of March 31, 2022
Sculptor Capital Management, Inc.
Class A Shares	26,052,113
Class B Shares	33,676,331
Restricted Class A Shares (“RSAs”)	5,249,768
Warrants to purchase Class A Shares (Note 7)	4,338,015

Sculptor Operating Partnerships
Group A Units	15,025,994
Group A-1 Units	9,244,477
Group B Units	26,052,113
Group E Units	13,009,158
Group P Units	5,455,715
The Company has 473,719 of treasury stock shares as of March 31, 2022. In addition, the Company grants Class A restricted share units (“RSUs”) and performance-based RSUs (“PSUs”) to its employees and executive managing directors as a form of compensation. RSU and PSU grants are accounted for as equity-based compensation. See Note 13 in the Company's Annual Report in the Company’s Annual Report for additional information.
Share Repurchase Program
In February 2022, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. The Company records its treasury stock repurchases at cost on a trade date basis. As of March 31,

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

2022, the Company repurchased 473,719 Class A Shares at a cost of $6.2 million for an average price of $13.19 per share through open market purchase transactions. As of March 31, 2022, $93.8 million remained available for repurchase of the Company’s common stock under the share repurchase program. All of the repurchased shares are classified as treasury stock in the Company’s consolidated balance sheets.
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
In 2021, the Company consolidated a SPAC, which it continues to consolidate as of March 31, 2022. The SPAC accrues interest income on money market investments held in a trust account, and incurs certain operational expenses related to legal, insurance and deal research costs.
In the first quarter of 2022, the Company consolidated two funds it manages. One of the funds was consolidated as a result of increasing the Company’s investment in the vehicle, which provided the Company with a controlling financial interest in the VIE; the fund was subsequently deconsolidated in the quarter as the Company determined it was no longer the primary beneficiary as a result of the Company’s redemption of its economic exposure to the fund. Refer below for further details on consolidation of structured alternative investment solution. The Company recognized no gain or loss from consolidation and deconsolidation of the funds in first quarter of 2022.
Consolidation of Structured Alternative Investment Solution
In the first quarter of 2022, the Company closed on a $350.0 million structured alternative investment solution. The vehicle is a collateralized financing vehicle that issues senior and subordinated notes to investors and uses those proceeds to invest in a diversified portfolio of funds managed by the Company. Senior and mezzanine notes issued by the vehicle make periodic payments based on a stated interest rate, while the most subordinated notes have no stated interest rate but receive periodic payments from excess cash flows remaining after periodic payments have been made to the other notes and for fees and expenses due, as prescribed by the terms of the notes. As of March 31, 2022, the cash proceeds from the issuance of the notes were not yet invested in the Company’s funds.
The structured alternative investment solution is a variable interest entity (“VIE”) since it lacks sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties, as it is financed through senior, mezzanine and subordinated notes. The Company consolidates the entity, as it has the power to direct the activities that

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

most significantly impact the vehicle’s economic performance and the Company has the right to receive benefits or the obligation to absorb losses of the vehicle in the form of its retained interest that could potentially be significant to the vehicle. The Company invested approximately $127.8 million in the vehicle. The collateral assets of the consolidated entity are held solely to satisfy the obligations of the entity and the investors in the consolidated vehicle have no recourse against the Company for any losses sustained in the entity.
Policies of Consolidated Entities
Consolidated Entities
For purposes of these consolidated financial statements, “Consolidated Entities” refers to funds, special purpose entities, investment vehicles and other similar structures which the Company is required to consolidate in accordance with GAAP. The funds are considered investment companies for GAAP purposes. Pursuant to specialized accounting guidance for investment companies and the retention of that guidance in the Company’s consolidated financial statements, the investments held by the consolidated entities’ are reflected in the consolidated financial statements at their estimated fair values.
Income of Consolidated Entities
Income of consolidated entities consists of interest income, dividend income and other miscellaneous items. Interest income is recorded on an accrual basis. The consolidated entities may place debt obligations, including bank debt and other participation interests, on non-accrual status and, when necessary, reduce current interest income by charging off any interest receivable when collection of all or a portion of such accrued interest has become doubtful. The balance of non-accrual investments as of March 31, 2022, and the impact of such investments for the three months ended March 31, 2022 were not material. Dividend income is recorded on the ex-dividend date, net of withholding taxes, if applicable. Premiums and discounts are amortized and accreted, respectively, to income of consolidated funds in the consolidated statements of comprehensive income (loss).
Expenses of Consolidated Entities
Expenses of consolidated entities consist of interest expense, general and administrative and other miscellaneous expenses. Interest expense is recorded on an accrual basis.
Certain Assets and Liabilities of Consolidated Entities
Investments of consolidated entities, at fair value include the consolidated entities’ investments in securities, investment companies and other investments. Securities transactions are recorded on a trade-date basis. Realized gains and losses on sales of investments of the funds are determined on a specific identification basis and are included within net gains (losses) of consolidated funds in the consolidated statements of comprehensive income (loss).
The fair value of investments held by the consolidated entities is based on observable market prices when available. Such values are generally based on the last reported sales price as of the reporting date. In the absence of readily ascertainable market values, the determination of the fair value of investments held by the consolidated funds may require significant judgment or estimation. For information regarding the valuation of these assets, see Note 4.
The Company measures the financial assets of the consolidated structured alternative investment solution at fair value through profit and loss as it meets the classification of an investment company and has elected the fair value option for the financial liabilities of the consolidated entity. The Company measures the financial liabilities of its consolidated entity based on the fair value of the financial assets of its consolidated entity, as the Company believes the fair value of the financial assets are more observable. The financial liabilities are measured as (i) the sum of the fair value of the consolidated fund assets less (ii) the sum of the fair value of any beneficial interests retained by the Company. Assets of the consolidated fund are presented within assets of consolidated entities and liabilities due to third parties as notes payable within liabilities of consolidated entities in the consolidated

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

balance sheets. Changes in the fair value of the vehicle’s financial assets and liabilities and related interest and other income are presented within net gains (losses) of consolidated entities and ongoing expenses of the fund are presented as expenses of consolidated entities in the consolidated statements of operations.
Recently Adopted Accounting Pronouncements
No changes to GAAP that went into effect in the three months ended March 31, 2022, had a material effect on the Company’s consolidated financial statements.
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
Sculptor Operating Group Ownership
The Company’s equity interest in the Sculptor Operating Group increased to 48.2% as of March 31, 2022, from 45.2% as of March 31, 2021. Changes in the Company’s interest in the Sculptor Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Group A Units and Group P Units for Class A Shares, at which time the related Class B Shares are also canceled; (ii) vesting of RSAs (iii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan and 2013 Incentive Plan related to the settlement of Class A restricted share units (the “RSUs”) or Class A performance-based RSUs (the “PSUs”); (iv) the forfeiture of Group A Units and participating Group P Units by a departing executive managing director; and (v) the repurchase of Class A Shares and Group A Units. The Company’s interest in the Sculptor Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Group A Units and Group P Units, as well as the settlement of vested RSUs, PSUs and RSAs.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

Additionally, the Company’s economic interest in the Sculptor Operating Group will decline when Group P Units begin to participate, as described in Note 13 in the Company's Annual Report.
The table below sets forth the calculation of noncontrolling interests related to the Group A Units for each Sculptor Operating Partnership (rounding differences may occur). The blended participation percentages presented below take into account ownership changes throughout the periods presented.

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)

Sculptor Capital LP
Net income (loss)	$41,216	$(47,463)
Blended participation percentage	0%	40%
Net Income (Loss) Attributable to Group A Units	$—	$(19,047)

Sculptor Capital Advisors LP
Net loss	$(16,820)	$(513)
Blended participation percentage	37%	40%
Net Loss Attributable to Group A Units	$(6,153)	$(206)

Sculptor Capital Advisors II LP
Net (loss) income	$(17,796)	$5,215
Blended participation percentage	37%	0%
Net (Loss) Income Attributable to Group A Units	$(6,510)	$—

Total Sculptor Operating Group
Net income (loss)	$6,600	$(42,761)
Blended participation percentage	-192%	45%
Net Loss Attributable to Group A Units	$(12,663)	$(19,253)
The following table presents the components of the net loss attributable to noncontrolling interests:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Group A Units	$(12,663)	$(19,253)
Other	657	455
	$(12,006)	$(18,798)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	March 31, 2022	December 31, 2021

	(dollars in thousands)
Group A Units	$420,566	$431,304
Other	17,370	15,165
	$437,936	$446,469
Redeemable noncontrolling interests
In the first quarter of 2022, the Company consolidated certain funds it manages, the fund investors’ interests in these funds are redeemable outside of the Company’s control therefore, the investors’ interests in these consolidated funds are classified within redeemable noncontrolling interests in the consolidated balance sheets. In 2021, the Company consolidated the SPAC it sponsors. The Class A shares issued by the consolidated SPAC are redeemable for cash by the public shareholders in the event the SPAC is unable to complete a business combination or a tender offer provision by a set date. Therefore, the investors’ interests in the SPAC are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following table presents the activity in redeemable noncontrolling interests in the first quarter of 2022, there were no redeemable noncontrolling interests outstanding during the first quarter of 2021.

Three Months Ended March 31,
2022
(dollars in thousands)
Beginning balance	$234,600
Change in redemption value of Class A Shares of consolidated SPAC	(3,068)
Comprehensive income	3,068
Ending Balance	$234,600

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	March 31, 2022	December 31, 2021

	(dollars in thousands)
U.S. government obligations, at fair value	$—	$205,400
CLOs, at fair value	226,552	219,510
Equity method investments	165,128	158,712
Total Investments	$391,680	$583,622
The Company invests in U.S. government obligations to manage excess liquidity, and these investments are carried at fair value under the fair value option election. Changes in fair value are recorded within net (losses) gains on investments in the consolidated statements of operations.
CLOs, at fair value, consist of investments in notes of unconsolidated CLOs and are carried at fair value under the fair value option. Changes in fair value are included within net (losses) gains on investments in the consolidated statements of operations.
The Company’s equity investments include investments in funds, which are not consolidated, but in which the Company exerts significant influence. The Company has not elected the fair value option and accounts for such investments under the equity method. The Company recognizes its share of the underlying earnings of such entities within net (losses) gains on investments in the consolidated statements of operations. The carrying amounts of equity method investments are recorded in investments in the consolidated balance sheets. Refer to Note 15 for details of the related party nature of such investments.
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
MARCH 31, 2022

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
•Level III – Pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value of financial instruments in this category may require significant management judgment or estimation. The fair value of these financial instruments may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable (e.g., cash flows, implied yields, EBITDA multiples). The types of financial instruments that would generally be included in this category include CLOs, certain warrant liabilities, certain credit default swap contracts, certain bank debt securities, certain OTC derivatives, asset-backed securities, collateralized debt obligations and investments in affiliated credit funds.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2022:

	As of March 31, 2022
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs(1)	$—	$—	$226,552	$226,552

Included within restricted cash and cash equivalents of consolidated entities:
U.S. government obligations	$234,623	$—	$—	$234,623

Liabilities, at Fair Value
Warrants	$—	$—	$40,951	$40,951

Liabilities of consolidated entities:
Warrants	$3,450	$—	$—	$3,450
Notes payable	$—	$—	$215,733	$215,733
_______________
(1) As of March 31, 2022, investments in CLOs had contractual principal amounts of $217.3 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2021:

	As of December 31, 2021
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
U.S. government obligations	$205,400	$—	$—	$205,400
CLOs(1)	$—	$—	$219,510	$219,510

Included within restricted cash of consolidated entities:
U.S. government obligations	$234,601	$—	$—	$234,601

Liabilities, at Fair Value
Warrants	$—	$—	$65,287	$65,287

Liabilities of consolidated entities:
Warrants	$—	$—	$7,590	$7,590
_______________
(1) As of December 31, 2021, investments in CLOs had contractual principal amounts of $205.9 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

Reconciliation of Fair Value Measurements Categorized within Level III
Gains and losses on investments categorized within Level III, excluding those related to foreign currency translation adjustments, are recorded within net (losses) gains on investments in the consolidated statements of operations. Gains and losses related to foreign currency translation adjustments are recorded in the statements of comprehensive income (loss). Amortization of premium, accretion of discount and foreign exchange gains and losses on non-U.S. dollar investments are also included within gains and losses in the tables below. Changes in fair value of warrant liabilities are included in other income (loss) in the consolidated statements of operations. In the first quarter of 2022, the warrants of the consolidated SPAC began to trade publicly, and as such, were transferred from Level III to Level I. Changes in fair value of warrant liabilities of the consolidated entity are included in net (losses) gains of consolidated entities in the consolidated statements of operations.
The following table summarizes the changes in the Company’s Level III financial assets and liabilities for the three months ended March 31, 2022:

	December 31, 2021	Transfers In		Transfers Out		Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	March 31, 2022

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$219,510	$—		$—		$28,807	$(12,347)	$(4,519)	$(4,899)	$226,552

Investments of consolidated entities:
Bank Debt	$—	$3,603	(1)	$(14,666)	(1)	$14,633	$(3,475)	$(95)	$—	$—

Liabilities, at Fair Value
Warrants	$65,287	$—		$—		$—	$—	$24,336	$—	$40,951

Liabilities of consolidated entities:
Warrants	$7,590	$—		$(3,450)	(2)	$—	$—	$4,140	$—	$—
Notes payable	$—	$—		$—		$215,733	$—	$—	$—	$215,733
_______________
(1) Transfers into and out of Level III in bank debt include $2.3 million related to the consolidation and $14.0 million related to the subsequent deconsolidation of a fund that the Company manages.
(2) Transfers out of Level III into Level I related to warrants of consolidated entities that became publicly traded with available quoted prices during the first quarter of 2022.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

The following table summarizes the changes in the Company’s Level III financial assets for the three months ended March 31, 2021:

	December 31, 2020	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	March 31, 2021

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$205,510	$2,448	$(20)	$1,423	$(6,519)	$202,842

Liabilities, at Fair Value
Warrants	$37,827	$—	$—	$(24,944)	$—	$62,771

The table below summarizes the net change in unrealized gains and (losses) on the Company’s Level III financial instruments still held as of the reporting date:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$(9,418)	$(5,096)

Liabilities, at Fair Value
Warrants	$24,336	$(24,944)
Valuation Methodologies for Fair Value Measurements Categorized within Level III
Investments in CLOs are valued using independent pricing services. The Company performs procedures over the values provided by the pricing services as discussed above. Warrant liabilities of the Company are valued by independent pricing services using a Black-Scholes option pricing model, for which the Company’s Class A share price, warrant exercise price, risk free rate, volatility, dividend yield, redemption trigger price and term to expiry are the primary inputs to the valuation. The significant unobservable quantitative input used for the fair value measurement of the warrant liabilities of the Company, which are categorized as Level III under the fair value hierarchy, was volatility. The volatility used in the fair value measurement was 53.00% as of March 31, 2022.

Prior to being transferred to Level I, as discussed above, the warrant liabilities of the consolidated SPAC were valued by independent pricing services using a Monte Carlo simulation model, for which SAC I’s Class A share price, exercise price, risk free rate, volatility and term to expiry were the primary inputs to the valuation. The volatility used in the initial fair value measurement on December 13, 2021 (initial measurement) was 13.00%. The Company reviews inputs, assumptions and valuation methodologies used in the warrants’ valuations. As noted above, the warrant liabilities of the consolidated SPAC were transferred from Level III to Level I in the first quarter of 2022.
Notes payable of consolidated entities are valued using independent pricing services. The Company measures the financial liabilities of its consolidated entity based on the fair value of the financial assets of its consolidated entity, as the Company believes the fair value of the financial assets are more observable. Refer to Note 2 for additional valuation considerations of the notes payable of consolidated entities.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

Financial Instruments Not Measured at Fair Value
Management estimates that the carrying value of the Company’s financial instruments not measured at fair value, including its debt obligations and repurchase agreements, approximated their fair values as of March 31, 2022. The fair value measurements for the Company’s debt obligations and repurchase agreements are categorized as Level III within the fair value hierarchy and were determined using independent pricing services.
Loans Sold to CLOs Managed by the Company
From time to time the Company may sell loans to CLOs managed by the Company. These loans are purchased by the Company in the open market and simultaneously sold for cash to the CLOs. The loans are accounted for as transfers of financial assets as they meet the criteria for derecognition under U.S. GAAP. No loans were sold in each of the three months ended March 31, 2022 and 2021. The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold loans in the past. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issued by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. As of March 31, 2022 and December 31, 2021, the Company’s investments in these retained interests had a fair value of $85.4 million and $87.9 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. In the three months ended March 31, 2022 and 2021, the Company received $675 thousand and $717 thousand, respectively, of interest and principal payments related to the retained interests.
The Company uses independent pricing services to value its investments in the CLOs, including the retained interests, and therefore the only key assumption is the price provided by such service. A corresponding adverse change of 10% or 20% on price would have a corresponding impact on the fair value of the Company’s investments in CLOs.
5. VARIABLE INTEREST ENTITIES
In the ordinary course of business, the Company sponsors the formation of entities that are considered VIEs. See Note 2 in the Company’s Annual Report for a discussion of entities that are VIEs and the evaluation of those entities for consolidation by the Company.
The table below presents the assets and liabilities of VIEs consolidated by the Company.

	March 31, 2022	December 31, 2021

	(dollars in thousands)
Assets
Assets of consolidated entities:
Cash and cash equivalents of consolidated entities	$343,486	$—
Other assets of consolidated entities	4,152	4,339
Total Assets	$347,638	$4,339

Liabilities
Liabilities of consolidated entities:
Notes payable of consolidated entities	$215,733	$—
Other liabilities of consolidated entities	2,503	2,603
Total Liabilities	$218,236	$2,603

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

The assets of consolidated variable interest entities may only be used to settle obligations of these entities and are not available to creditors of the Company. The investors in these consolidated entities have no recourse against the assets of the Company. There is no recourse to the Company for the consolidated VIEs’ liabilities.
The Company’s direct involvement with VIEs that are not consolidated is generally limited to providing asset management services and, in certain cases, insignificant investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds that are VIEs, as discussed in Note 16. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated.
The table below presents the net assets of unconsolidated VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	March 31, 2022	December 31, 2021

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$11,976,467	$11,304,196

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned income and fees	79,093	62,800
Income and fees receivable	46,489	61,273
Investments	258,255	249,104
Unfunded commitments(1)	230,100	60,474
Maximum Exposure to Loss	$613,937	$433,651

(1) Includes commitments from certain employees and executive managing directors in the amounts of $81.7 million and $46.3 million as of March 31, 2022 and December 31, 2021, respectively.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

6. LEASES
The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Shanghai, and various other locations and data centers. The Company does not have renewal options for any of its current leases. The Company also subleases a portion of its office space in London and New York through the end of the lease term. In addition, the Company has finance leases for computer hardware. As of March 31, 2022, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within restricted cash in the consolidated balance sheets.
The tables below represent components of lease expense and associated cash flows:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Lease Cost
Operating lease cost	$4,708	$5,437
Short-term lease cost	10	17
Finance lease cost - amortization of leased assets	92	199
Finance lease cost - imputed interest on lease liabilities	3	10
Less: Sublease income	(830)	(411)
Net Lease Cost	$3,983	$5,252

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,326	$5,809
Operating cash flows for finance leases	$—	$1
Finance cash flows for finance leases	$163	$624

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,079	$2,893
Finance leases	$—	$—

	March 31, 2022	December 31, 2021

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	7.3 years	7.6 years
Finance leases	1.3 years	1.3 years

Weighted average discount rate
Operating leases	7.8%	7.8%
Finance leases	5.8%	6.3%

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities - Contractual Payments to be Paid
April 1, 2022 to December 31, 2022	$15,757	$86
2023	20,345	—
2024	16,529	—
2025	14,329	—
2026	15,353	—
Thereafter	52,689	—
Total Lease Payments	135,002	86
Imputed interest	(32,688)	(1)
Total Lease Liabilities - Contractual Payments to be Paid	$102,314	$85

Operating Leases

(dollars in thousands)
Sublease Rent - Contractual Payments to be Received
April 1, 2022 to December 31, 2022	$1,654
2023	3,145
2024	1,920
2025	1,920
2026	1,920
Thereafter	6,120
Total Sublease Rent - Contractual Payments to be Received	$16,679

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

7. DEBT OBLIGATIONS AND WARRANTS

	2020 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
April 1, 2022 to December 31, 2022	$—	$—	$—
2023	—	1,103	1,103
2024	—	—	—
2025	—	—	—
2026	—	—	—
2027	95,000	—	95,000
Thereafter	—	39,035	39,035
Total Payments	95,000	40,138	135,138
Unamortized discounts & deferred financing costs	(12,817)	(218)	(13,035)
Total Debt Obligations	$82,183	$39,920	$122,103
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
Certain prepayments of the 2020 Term Loan are subject to a prepayment premium (the “Call Premium”) equal to (a) prior to the second anniversary of the Closing Date, a customary “make-whole” premium equal to the present value of all required interest payments that would be due from the date of prepayment through and including the second anniversary of the Closing Date plus a premium of 3.0% of the principal amount of loans prepaid, (b) on or after the second anniversary of the Closing Date but prior to the third anniversary of the Closing Date, a premium of 3.0% of the principal amount of loans prepaid, (c) on or after the third anniversary of the Closing Date but prior to the four anniversary of the Closing Date, a premium of 2.0% of the principal amount of loans prepaid and (d) thereafter, 0%. On June 21, 2021, the Company entered into a letter agreement amending the 2020 Credit Agreement to increase the amount of voluntary prepayments for which the Call Premium shall not apply from $175.0 million to $225.0 million in exchange for an amendment fee of $1.75 million. As such, no Call Premium was due on the first $225.0 million prepaid by the Company. The amendment fee was recorded as an additional discount to the 2020 Term Loan in the second quarter of 2021. In 2021, the Company prepaid $224.4 million of the 2020 Term Loan, resulting in an outstanding balance of $95.0 million, which is due at maturity. The Company recognized a $30.2 million loss on this retirement of debt. As a result of the $175.0 million of aggregate prepayments made through March 31, 2021, the Company is no longer subject to the cash sweep or financial maintenance covenants, other than the covenant requiring $20.0 billion minimum fee-paying Assets Under Management described below.
The 2020 Term Loan and the 2020 Revolving Credit Facility mature on the seventh and sixth anniversary, respectively, of the initial funding of the 2020 Term Loan, which occurred on November 13, 2020 (the “Closing Date”).

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

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
The 2020 Credit Agreement prohibits the total fee-paying Assets Under Management, subject to certain exclusions, of the Borrower, the guarantors and their consolidated subsidiaries as of the last day of any fiscal quarter to be less than $20.0 billion. The 2020 Credit Agreement contains customary events of default for a transaction of this type, after which obligations under the 2020 Credit Agreement may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Borrower, the guarantors or any of the material subsidiaries of the foregoing after which the obligations under the 2020 Credit Agreement become automatically due and payable. The 2020 Credit Agreement also provided the counterparty the right to appoint an individual to a seat on the Company’s Board of Directors.
Warrants
In connection with the 2020 Credit Agreement, the Company has issued and outstanding warrants to purchase 4,338,015 Class A Shares. The warrants have a 10-year term from the Closing Date and an initial exercise price per share equal to $11.93. The exercise price is subject to reduction by an amount equal to any dividends paid on Class A Shares. As a result, the exercise price was $8.46 per share as of March 31, 2022. The warrants provide for customary adjustments in the event of a stock split, stock dividend, recapitalization or similar event. In lieu of making a cash payment otherwise contemplated upon exercise, the holder may exercise the warrants in whole or in part to receive a net number of Class A Shares. In addition, one of the warrants provides that, upon exercise in whole or in part by the holder, the Company may decide in its sole discretion whether the holder’s exercise of such warrant will be settled by delivery of Class A Shares (which shares may be reduced to a net number of Class A Shares in accordance with the procedure described in the preceding sentence) or by the Company’s payment to the holder of an amount in cash equal to the Black-Scholes value as provided for in the applicable warrant agreement. If the Company undergoes a change of control prior to the expiration date, the holder will have the right to require the Company to repurchase any remaining portion of the warrants not yet exercised at their Black-Scholes value as provided for in the applicable agreement. The warrants restrict transfers and other dispositions for 18 months from the Closing Date, subject to certain exceptions.
Debt Obligations of Consolidated Funds
Warrants of the Consolidated SPAC
At the time of IPO in December 2021, Sculptor Acquisition Corporation I (“SAC I”) issued 11.2 million warrants to the Company and 11.5 million warrants to third parties. The warrants have a 5-year term from the day of the SAC I IPO and an initial exercise price per share equal to $11.50. The warrants are subject to other customary terms common for instruments of this type. The Company eliminates the SPAC warrants it holds in consolidation. As of March 31, 2022, the warrants had fair value of $3.5 million.
Notes Payable of a Consolidated Entity
In the first quarter of 2022, the Company launched a structured alternative investment solution that it consolidated, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $128.0 million were acquired by the Company and eliminated in consolidation. The notes held by the Company consisted and of $20.0 million of Class A, $20.0 million of Class B and $87.8 million of subordinate notes. The fair value of the notes payable as of March 31, 2022, was $215.7 million. The notes payable mature in May 2037.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

The table below summarizes material terms of the notes payable:

	Class A Notes	Class B Notes	Class C Notes	Subordinate Notes(1)
	(dollars in thousands)
Type	Senior Secured	Senior Secured	Mezzanine Secured	Unsecured
Initial principal amount	$140,000	$70,000	$35,000	$105,000
Initial interest rate	4.25%	6.00%	6.75%	N/A
Interest rate after step up and effective date	6.25%; May 2028	8.00%; May 2029	9.50%; May 2025	N/A
_______________
(1) Subordinate notes do not have stated interest rates or principal entitlement but instead receive net proceeds from excess cash flows remaining after periodic payments have been made to more senior notes and after fees and expenses in accordance with the priority of payments.
See Note 2 for accounting policies for the notes payables of the consolidated entities
Credit Facility of a Consolidated Entity
In the first quarter of 2022, the structured alternative investment vehicle entered into a $52.5 million credit facility which expires March 18, 2025. The credit facility is capped at $20.0 million of the total borrowing capacity per quarter. The facility is subject to a SOFR reference rate, as defined in the agreement, plus 3.00%. The facility is also subject to an annual 1.15% unused commitment fee. As of March 31, 2022, the fund has not drawn on the facility. The credit facility agreement is subject to other customary terms common for instruments of this type. The creditors of our consolidated entities have no recourse to the Company. As of March 31, 2022, the consolidated entities were in compliance with all financial and non‑financial covenants under their debt obligations.
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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. In addition to customary events of default included in financing arrangements of this type, an event of default would also be triggered if there is an event of default at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default, where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs, which investments had fair values of $42.7 million and $43.1 million as of March 31, 2022 and December 31, 2021, respectively.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

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

Initial Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			March 31, 2022	December 31, 2021

			(dollars in thousands)
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	$17,227	$17,221
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,590	21,589
October 21, 2021	EURIBOR plus 0.85%	August 29, 2023	—	5,892
January 19, 2022	EURIBOR plus 1.00%	December 15, 2023	1,103	—
			$39,920	$44,702

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company has a €200.0 million master credit facility agreement (the “CLO Financing Facility”) to finance portions of the risk retention investments in certain CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of March 31, 2022, €42.8 million of the CLO Financing Facility remained available.
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
MARCH 31, 2022

The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to counterparties related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of March 31, 2022	$172,519	$—	$172,519	$171,195	$1,324
As of December 31, 2021	$156,448	$—	$156,448	$156,448	$—
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of March 31, 2022	$—	$—	$—	$172,519	$172,519
As of December 31, 2021	$—	$—	$—	$156,448	$156,448

9. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	March 31, 2022	December 31, 2021

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$47,797	$47,797
Computer hardware and software	56,087	55,320
Furniture, fixtures and equipment	8,049	8,013
Accumulated depreciation and amortization	(84,765)	(83,371)
Fixed assets, net	27,168	27,759
Goodwill	22,691	22,691
Redemption receivable(1)	19,940	—
Prepaid expenses	15,418	17,095
Other	10,395	9,546
Total Other Assets, Net	$95,612	$77,091
_______________
(1) Represents amounts receivable on a redeemed investment in a fund.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

10. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	March 31, 2022	December 31, 2021

	(dollars in thousands)
Accrued expenses	$14,531	$16,949
Uncertain tax positions	8,250	8,250
Due to funds(1)	3,352	3,017
Unused trade commissions	1,426	1,513
Other	6,105	9,061
Total Other Liabilities	$33,664	$38,790
_______________
(1) To the extent that a fee-paying fund is an investor in another fee-paying fund, the Company rebates a corresponding portion of the management fees charged in the investee fund. Due to funds amounts also reflect certain incentive income and management fee waivers.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

11. REVENUES
The following table presents management fees and incentive income recognized as revenues for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$39,980	$955	$36,348	$25,984
Credit
Opportunistic credit funds	12,824	19,803	13,247	8,767
Institutional Credit Strategies	11,583	—	15,103	—
Real estate funds	9,050	884	9,263	13,053
Total	$73,437	$21,642	$73,961	$47,804
The following table presents the composition of the Company’s income and fees receivable as of March 31, 2022 and December 31, 2021

	March 31, 2022	December 31, 2021

	(dollars in thousands)
Management fees	$25,369	$25,520
Incentive income	39,829	168,116
Income and Fees Receivable	$65,198	$193,636
The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.
The following table presents the Company’s unearned income and fees as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Management fees	$7	$84
Incentive income	79,086	62,716
Unearned Income and Fees	$79,093	$62,800
A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. A liability for unearned management fees is generally recognized when management fees are paid to the Company on a quarterly basis in advance, based on the amount of Assets Under Management at the beginning of the quarter. In the three months ended March 31, 2022 and 2021, the Company recognized $3.9 million and $9.8 million, respectively, of the beginning balance of unearned incentive income for each respective year. The Company recognized all of the beginning balances of unearned management fees during the respective quarter.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

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
The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended March 31,
	2022	2021
Statutory U.S. federal income tax rate	21.00%	21.00%
Loss passed through to noncontrolling interests	15.83%	0.24%
Foreign income taxes	4.37%	-3.16%
RSU excess income tax benefit or expense	-11.53%	-1.49%
State and local income taxes	33.50%	1.59%
Nondeductible amortization of Partner Equity Units	19.81%	-1.38%
Foreign tax credits and deductions	-0.92%	0.66%
Change in fair value of warrants	-36.60%	-12.84%
Disallowed executive compensation	13.41%	-0.55%
Other, net	-0.04%	0.13%
Effective Income Tax Rate	58.83%	4.20%
The Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the Company had a liability for unrecognized tax benefits of $8.3 million. As of and for the three months ended March 31, 2022, the Company did not accrue interest or penalties related to uncertain tax positions. As of March 31, 2022, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits if recognized, would affect its tax expense by $4.8 million as of March 31, 2022.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

13. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Occupancy and equipment	$7,090	$8,032
Professional services	5,464	4,428
Recurring placement and related service fees	5,249	4,351
Information processing and communications	5,026	5,357
Insurance	2,207	2,222
Business development	498	152
Other expenses	1,782	2,834
Total General, Administrative and Other	$27,316	$27,376
14. EARNINGS (LOSS) PER CLASS A SHARE
Basic earnings (loss) per Class A Share is computed by dividing the net income (loss) attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended March 31, 2022 and 2021, the Company included 186,944 and 232,235 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted earnings (loss) per Class A Share.
When calculating dilutive earnings (loss) per Class A Share, the Company applies the treasury stock method to outstanding warrants, unvested RSUs and RSAs, which are only subject to a service condition. At the Sculptor Operating Group Level, the Company applies the if-converted method to vested Group A Units and vested Group E Units. For unvested Group A Units and unvested Group E Units, the Company applies the treasury stock method first to determine the number of incremental units that would be issuable and then applies the if-converted method to those resulting incremental units. The Company did not include RSAs subject to service and market conditions, Group P Units or unvested PSUs in the calculation of dilutive earnings (loss) per Class A Share, as the applicable market performance conditions had not yet been met as of the end of each reporting period presented below. The Company also did not include RSUs which will be settled in cash. The effect of dilutive securities on net income (loss) attributable to Class A Shareholders is presented net of tax.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

The following tables present the computation of basic and diluted earnings (loss) per Class A Share:

Three Months Ended March 31, 2022	Net Income (Loss) Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings (Loss) Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$16,882	26,596,572	$0.63
Effect of dilutive securities:
Group A Units	(9,115)	15,025,994		—
Group E Units	—	—		13,009,156
RSUs	—	—		2,508,983
RSAs	—	—		1,046,989
Warrants	(20,639)	2,071,366		—
Diluted	$(12,872)	43,693,932	$(0.29)

Three Months Ended March 31, 2021	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(20,293)	23,853,428	$(0.85)
Effect of dilutive securities:
Group A Units	(19,362)	16,019,506		—
Group E Units	—	—		13,012,857
RSUs	—	—		3,702,394
Warrants	—	—		2,237,743
Diluted	$(39,655)	39,872,934	$(0.99)

15. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Certain Amounts Related to Tax Receivable Agreement Liability
Amounts due to related parties relate primarily to future payments owed to certain former executive managing directors under the tax receivable agreement, as discussed further in Note 16. The tax receivable agreement liability was $179.0 million as of March 31, 2022, and $67.9 million of the balance was due to related parties. The Company made payments totaling $16.9 million and $7.2 million under the tax receivable agreement (inclusive of interest thereon) in the three months ended March 31, 2022 and 2021, respectively, of which $7.4 million and $3.9 million were paid to related parties.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
As of March 31, 2022 and December 31, 2021, respectively, approximately $1.1 billion and $910.5 million of the Company’s Assets Under Management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of March 31, 2022 and December 31, 2021, approximately 56% and 51%, respectively, of these Assets Under Management were not charged management fees or incentive income.
The following table presents management fees and incentive income charged on investments held by the Company’s executive managing directors, employees and certain other related parties:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$839	$972
Incentive income	$498	$1,979
Commitment to Purchase Interest in BharCap Sponsor LLC.
In March 2021, the Company committed to acquire a non-controlling membership interest of BharCap Sponsor LLC, an entity managed by a member of the Company’s board of directors, in the amount of $3.0 million and as of March 31, 2022, has funded $55 thousand of the commitment. In connection with the anticipated initial public offering of BharCap Acquisition Corp., a newly organized blank check company, BharCap Sponsor LLC purchased shares of BharCap Acquisition Corp.’s Class B common stock and has committed to purchase warrants in a private placement that will close simultaneously with the closing of the initial public offering of BharCap Acquisition Corp.
Investment in SPAC
In a private placement concurrent with the initial public offering of the SPAC the Company sponsors, SAC I sold warrants to Sculptor Acquisition Sponsor I, LLC, a subsidiary of the Company, for total gross proceeds of $11.2 million. Prior to the completion of a business combination, Sculptor Acquisition Sponsor I, LLC owns the majority of the Class B ordinary shares outstanding of SAC I, and consolidates SAC I under the voting interest model, and therefore the private placement warrants and Class B ordinary shares held by the Company are eliminated upon consolidation. Refer to Note 2 of the Company’s Annual Report for additional details on the SPAC.
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
MARCH 31, 2022

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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Sculptor Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of March 31, 2022, the estimated future payment under the tax receivable agreement was $179.0 million, which is recorded in the tax receivable agreement liability balance on the consolidated balance sheets.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

The table below presents management’s estimate as of March 31, 2022, of the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
April 1, 2022 to December 31, 2022	$29,484
2023	—
2024	14,784
2025	21,759
2026	24,695
2027	22,545
Thereafter	65,719
Total Payments	$178,986
Litigation
From time to time, the Company is involved in litigation and claims incidental to the conduct of the Company’s business. The Company is also subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over the Company and its business activities.
Investment Commitments
The Company has unfunded capital commitments of $230.1 million to certain funds it manages. Approximately $81.7 million of these commitments will be funded by contributions to the Company from certain employees and executive managing directors. The Company expects to fund these commitments over the approximately next six years. In addition, certain current and former executive managing directors of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $30.4 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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
Additionally, the Company has agreements with certain of the funds it manages to reimburse certain expenses in excess of an agreed-upon cap. During the three months ended March 31, 2022 and 2021 these amounts were not material.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

17. SUBSEQUENT EVENTS
Dividend
On May 5, 2022, the Company announced a cash dividend of $0.11 per Class A Share. The dividend is payable on May 25, 2022, to holders of record as of the close of business on May 18, 2022.
Share Repurchases
As discussed in Note 1, as of March 31, 2022, the Company repurchased 473,719 Class A Shares at a cost of $6.2 million for an average price of $13.19 per share through open market purchase transactions. Through May 1, 2022, we purchased 978,992 shares in aggregate at an average price of $12.56, resulting in a total buyback of $12.3 million of stock.

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
Overview
Overview of Business

Sculptor Capital is a leading institutional alternative asset manager, with approximately $37.8 billion in Assets Under Management as of May 1, 2022 and a global presence with offices in New York, London, Hong Kong, and Shanghai. We provide asset management services and investment products across Multi-Strategy, Credit, and Real Estate. We serve our global client base through our commingled funds, separate accounts, and specialized products. Our capabilities span all major geographies and asset classes. Our approach to asset management is based on the same fundamental elements that we have employed since Sculptor Capital was founded in 1994. Our distinctive investment process seeks to generate attractive and consistent risk-adjusted returns across market cycles through a combination of fundamental bottom-up research, a high degree of flexibility, a collaborative team, and integrated risk management. We currently serve a diverse global investor base with investment solutions across core capabilities in multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products and real estate funds.
COVID-19 Pandemic
As the COVID-19 pandemic evolved, we continued to focus on the health and well-being of our employees and the uninterrupted service to investors in our funds and our shareholders. We have largely returned to the office with safety protocols in place consistent with government guidelines. We continue to monitor government guidelines and maintain the effectiveness of our information technology infrastructure and other controls to remain agile should the situation change.
Due to the uncertainty over the timing and extent of any possible global economic recovery, we cannot readily estimate or determine the effects that the ongoing COVID-19 pandemic will ultimately have on our future business and financial results, as well as on our liquidity and capital resources. Please see the COVID-19 commentary included throughout this MD&A, including “—Liquidity and Capital Resources,” and “Part I—Item 1A. Risk Factors” included in our Annual Report for additional information.
Overview of Our Financial Results
For the first quarter of 2022, our AUM was $38.6 billion, an increase of $1.3 billion from the prior year period. Our AUM increased due to a combination of net inflows and performance. We continued the momentum we discussed in the prior year in terms of fundraising for our multi-strategy funds and had net inflows of $310.6 million for the quarter. We expanded our product offering through new products and new distribution channels, partnering with new and existing clients. In 2022, we held first closes for our Real Estate Credit Fund II, the second vintage in our real estate credit fund series, and Tactical Credit Fund (“STAX”), which is the latest vintage in our series of seven closed-end opportunistic credit funds. We plan to hold additional closes for both funds. In addition, in March 2022, we closed a $350.0 million structured alternative investment solution, which was tailored to meet the needs of insurance investors. These new launches continue the trend of raising long term capital, as we grew our long-term AUM to 68% of our total AUM as of March 31, 2022.

We reported GAAP net income of $16.9 million in the first quarter of 2022, compared to net loss of $20.3 million in the first quarter of 2021.

Management fees for the first quarter were $73.4 million, which was flat versus the prior year period. Our management fees have grown from increases in our AUM in multi-strategy funds offset by lower weighted average management fee rates in our Institutional Credit Strategies business. We continue to issue new CLOs and reset older CLO vintages, which extends the duration of our AUM in Institutional Credit Strategies, but have seen our average fee rate decline in these vehicles, bringing down management fees despite growth in AUM.

Incentive income was $21.6 million for the first quarter of 2022 driven by crystallizations and distributions in opportunistic credit funds.

Expenses were $109.2 million for the first quarter of 2022, down $12.3 million from the prior year period driven by lower compensation and benefits expense. Our compensation and benefits expenses were lower in 2022, driven by lower bonus expense primarily as a result of the separation-related compensation incurred in the prior year period for a departing executive and lower RSU amortization.

Additionally, there was an increase in other income from a decrease in the fair value of warrants to purchase our Class A Shares, as well as losses on retirement of debt incurred in the prior year period in connection with $174.4 million of prepayments of the 2020 Term Loan. Overall, we reported GAAP net income of $16.9 million in the first quarter of 2022, compared to net loss of $20.3 million in the first quarter of 2021 and Economic Income of $29.2 million in the first quarter of 2022, compared to $40.9 million in the first quarter of 2021. Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
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
Information with respect to our AUM throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of March 31, 2022, approximately 3% of our AUM represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 56% of these affiliated AUM are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund or vehicle, we waive or rebate a corresponding portion of the management fees charged to the fund.

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
Summary of Changes in AUM
The tables below present the changes to our AUM for the respective periods based on the type of funds or investment vehicles we manage.

	Three Months Ended March 31, 2022
	December 31, 2021	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(1)	March 31, 2022

	(dollars in thousands)
Multi-strategy funds	$11,112,445	$310,611	$(49)	$(346,790)	$—	$11,076,217
Credit
Opportunistic credit funds	6,350,474	(98,128)	—	57,206	—	6,309,552
Institutional Credit Strategies	16,052,406	796,643	(101,201)	(146)	(89,994)	16,657,708
Real estate funds	4,544,862	136,611	(86,432)	—	(4,656)	4,590,385
Total	$38,060,187	$1,145,737	$(187,682)	$(289,730)	$(94,650)	$38,633,862

	Three Months Ended March 31, 2021
	December 31, 2020	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(1)	March 31, 2021

	(dollars in thousands)
Multi-strategy funds	$10,504,024	$78,237	$(723)	$337,195	$—	$10,918,733
Credit
Opportunistic credit funds	6,287,777	(117,077)	(5,600)	387,399	—	6,552,499
Institutional Credit Strategies	15,697,827	303,522	(40,698)	209	(308,431)	15,652,429
Real estate funds	4,308,648	139,140	(198,356)	1,325	—	4,250,757
Total	$36,798,276	$403,822	$(245,377)	$726,128	$(308,431)	$37,374,418
_______________
(1)Includes the effects of changes in the par value of the underlying collateral of the CLOs, foreign currency translation changes in the measurement of AUM of our European CLOs and other funds, and changes in the portfolio appraisal value for aircraft securitization vehicles.
AUM totaled $38.6 billion as of March 31, 2022. In the three months ended March 31, 2022, AUM increased by $573.7 million, driven by net inflows of $1.1 billion across Institutional Credit Strategies, multi-strategy and real estate funds. This was partially offset by performance-related depreciation of $289.7 million, primarily driven by negative fund performance in the Sculptor Master Fund, distributions and other reductions of $187.7 million, and a decrease of $94.7 million primarily due to the effects of foreign currency translation adjustments on the underlying collateral of the CLOs.
AUM net inflows of $1.1 billion were comprised of (i) $1.4 billion of gross inflows, driven by $796.6 million in Institutional Credit Strategies, from the launch of an additional European CLO and the close of a structured alternative investment solution, $482.3 million in multi-strategy funds, primarily driven by inflows into the Sculptor Master Fund, and $136.6 million in real estate funds, driven by the launch of Real Estate Credit Fund II; and (ii) $276.9 million of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds. In 2022, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from high net worth and family offices and related parties, while pensions and fund-of-funds were the largest source of gross outflows.
Distributions and other reductions of $187.7 million were driven primarily by $101.2 million of distributions from Institutional Credit Strategies as a result of paydowns in certain of our CLOs, and $86.4 million of distributions from our real estate funds as a result of realizations.
As of May 1, 2022, estimated AUM decreased to $37.8 billion, driven by a decrease of $542.5 million primarily due to $365.6 million of performance-related depreciation, foreign currency translation adjustments in our European CLOs, and $50.9 million of distributions and other reductions as a result of paydowns in our CLOs. These decreases were partially offset by $104.6 million of net inflows, primarily in Institutional Credit Strategies.

In the three months ended March 31, 2021, our funds experienced performance-related appreciation of $726.1 million, net inflows of $403.8 million and a decrease of $308.4 million primarily due to the effects of changes in par value of underlying collateral of the CLOs. The net inflows were comprised of (i) $942.1 million of gross inflows, driven by $486.4 million in multi-strategy funds, primarily due to new assets into the Sculptor Master Fund, and $304.0 million in Institutional Credit Strategies, primarily driven by the launch of an additional CLO; and (ii) $538.2 million of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds. Distributions and other reductions of $245.4 million were driven primarily by $198.4 million of distributions from our real estate funds, as a result of realizations in our real estate funds. In 2021, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from corporate and other institutions and pensions, while pensions and fund-of-funds were the largest source of gross outflows.
Summary of Changes in FP AUM
The tables below present the changes to our FP AUM for the respective periods based on the type of funds or investment vehicles we manage. FP AUM represents the AUM on which we earn management fees and / or incentive income.

	Three Months Ended March 31, 2022
	December 31, 2021	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(1)	March 31, 2022

	(dollars in thousands)
Multi-strategy funds	$10,877,541	$303,978	$(49)	$(340,451)	$(3,359)	$10,837,660
Credit
Opportunistic credit funds	5,742,605	(97,535)	—	56,351	28,587	5,730,008
Institutional Credit Strategies	11,142,956	321,565	(38,187)	(14)	(88,389)	11,337,931
Real estate funds	3,875,427	110,000	(56,763)	—	(4,669)	3,923,995
Total	$31,638,529	$638,008	$(94,999)	$(284,114)	$(67,830)	$31,829,594

	Three Months Ended March 31, 2021
	December 31, 2020	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(1)	March 31, 2021

	(dollars in thousands)
Multi-strategy funds	$10,319,387	$56,234	$—	$333,996	$(1,266)	$10,708,351
Credit
Opportunistic credit funds	5,964,678	(98,011)	—	380,623	(351,751)	5,895,539
Institutional Credit Strategies	12,694,258	152,744	(38,348)	44	(582,244)	12,226,454
Real estate funds	3,575,828	135,877	(153,843)	—	1,322	3,559,184
Total	$32,554,151	$246,844	$(192,191)	$714,663	$(933,939)	$32,389,528
_______________
(1)Includes the effects of changes in the par value of the underlying collateral of the CLOs, foreign currency translation changes in the measurement of AUM of our European CLOs and other funds, and changes in the portfolio appraisal value for aircraft securitization vehicles. For FP AUM, this also includes movements in or out of FP AUM.

FP AUM totaled $31.8 billion as of March 31, 2022. FP AUM is lower than AUM primarily due to:
•Amounts held by our employees or other related parties who do not pay fees in our multi-strategy funds, opportunistic credit funds, and real estate funds;
•Uncalled capital for funds where we do not earn management fees until it is invested for our opportunistic credit funds and real estate funds; and
•Fee rebates when our funds invest in the equity of CLOs in Institutional Credit Strategies, in addition to the AUM associated with the structured alternative investment solution, which will become FP AUM once it is invested in our funds. Refer to the “Institutional Credit Strategies” section below for further details.
In the three months ended March 31, 2022, FP AUM increased by $191.1 million, driven primarily by inflows into Institutional Credit Strategies and our multi-strategy funds, partially offset by performance-related depreciation in our multi-strategy funds. FP AUM decreased year-over-year primarily due to a decrease in Institutional Credit Strategies, largely as a result of new issue CLOs with lower fee-paying AUM driven by an increase in the amount of CLO equity held by our funds for which there is no fee, as well as due to foreign currency translation losses.
Weighted-Average FP AUM and Average Management Fee Rates
The table below presents our weighted-average FP AUM and average management fee rates for our FP AUM. Weighted-average FP AUM exclude the impact of first quarter investment performance for the periods presented, as these amounts generally do not impact management fees calculated for those periods. Our average management fee may vary from period to period based on the mix of products that comprise our FP AUM. The average management fee rates below consider management fees on Economic Income basis. For reconciliations of our non-GAAP measures to the respective GAAP measures, please see “—Economic Income Reconciliations” at the end of this MD&A.

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Weighted-average fee-paying assets under management	$31,987,512	$32,255,380
Average management fee rates	0.86%	0.87%
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

Multi-Strategy Funds
Sculptor’s multi-strategy funds invest globally in high-conviction investment ideas across asset classes, regions and investment strategies with a primary focus is on idiosyncratic opportunities where return drivers are less sensitive to direction of broader financial markets and which tend to arise when value is obscured by attributes such as complexity, corporate actions, market dislocations, or investor misunderstandings. Additionally, we have the flexibility to take on market-directional risk when we believe that broad market dislocations have created asymmetric upside/downside potential.
The table below presents AUM and investment performance for our multi-strategy funds. AUM are generally based on the net asset value of these funds plus any unfunded commitments, if applicable. Management fees generally range from 1.00% to 2.00% annually of FP AUM. For the first quarter of 2022, our multi-strategy funds had an average management fee rate of 1.29% of FP AUM.
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

			Returns for the Three Months Ended March 31,				Annualized Returns Since Inception Through March 31, 2022
	Assets Under Management as of March 31,		2022		2021
	2022	2021	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Sculptor Master Fund(1)	$10,189,273	$10,016,988	-2.5%	-2.9%	4.8%	3.6%	16.2%	(2)	11.3%	(2)
Sculptor Enhanced Master Fund	883,703	892,589	-3.2%	-3.6%	1.3%	0.8%	12.8%		8.6%
Other funds	3,241	9,156	n/m	n/m	n/m	n/m	n/m		n/m
	$11,076,217	$10,918,733
_______________
n/m not meaningful
(1)The returns for the Sculptor Master Fund exclude Special Investments. Special Investments in the Sculptor Master Fund are held by investors representing a small percentage of AUM in the fund. Inclusive of these Special Investments, the returns of the Sculptor Master Fund for the three months ended March 31, 2022 were -2.6% gross and -2.9% net, for the three months ended March 31, 2021 were 4.8% gross and 3.6% net, and annualized since inception through March 31, 2022 were 15.9% gross and 11.1% net.
(2)The annualized returns since inception are those of the Sculptor Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Sculptor Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of March 31, 2022, the annualized returns since the Sculptor Master Fund’s inception on January 1, 1998 were 13.1% gross and 8.8% net excluding Special Investments and 12.8% gross and 8.7% net inclusive of Special Investments.
Our investment model, which benefits from conservative positioning, a centralized risk framework and inherent diversification, protected capital during a volatile quarter, minimizing losses as compared to the broader market. In the first quarter of 2022, the Sculptor Master Fund generated a gross return of -2.5% and a net return of -2.9%. Losses in the fund were predominately from equities, while positions within convertible and derivative arbitrage and corporate credit were also detractors. These losses were partially offset by gains in structured credit.

In the first quarter of 2021, the Sculptor Master Fund generated a gross return of 4.8% and a net return of 3.6%. Idiosyncratic gains from high conviction positions within corporate credit, structured credit and convertible and derivative arbitrage drove the positive performance in the first quarter of 2021.
Credit

	Assets Under Management as of March 31,
	2022	2021

	(dollars in thousands)
Opportunistic credit funds	$6,309,552	$6,552,499
Institutional Credit Strategies	16,657,708	15,652,429
	$22,967,260	$22,204,928
Opportunistic Credit Funds
Our opportunistic credit funds seek to generate risk-adjusted returns by capturing value in mispriced investments across disrupted, dislocated and distressed corporate, structured and private credit markets globally.
Within our Opportunistic Credit strategy, we manage open ended and close ended funds on behalf of investors. In our open-ended funds, we allow for contributions and redemptions (subject to initial lock-up and notice periods) on a periodic basis similar to our multi-strategy funds. In our closed-ended funds, investors commit capital that is funded over an investment period. Upon the expiration of an investment period, the investments are then sold or realized over a period of time, and distributions are made to the investors in the fund.
AUM for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments, if applicable. Management fees for our opportunistic credit funds generally range from 0.75% to 1.75% annually of the net asset value of these funds. For the first quarter of 2022, our opportunistic credit funds had an average management fee rate of 0.90% of FP AUM.

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

			Returns for the Three Months Ended March 31,				Annualized Returns Since Inception Through March 31, 2022
	Assets Under Management as of March 31,		2022		2021
	2022	2021	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Sculptor Credit Opportunities Master Fund(1)	$1,996,585	$2,548,631	1.8%	1.2%	8.7%	7.2%	14.0%	10.0%
Customized Credit Focused Platform	3,999,378	3,660,340	See below for return information on our Customized Credit Focused Platform.
Closed-end opportunistic credit funds	313,589	343,528	See below for return information on our closed-end opportunistic credit funds.
	$6,309,552	$6,552,499
_______________
(1)The returns for the Sculptor Credit Opportunities Master Fund exclude Special Investments, which are held by investors representing a small percentage of AUM in the fund. Inclusive of these Special Investments, the returns of the Sculptor Credit Opportunities Master Fund for the three months ended March 31, 2022 were 1.8% gross and 1.3% net, for the three months ended March 31, 2021 were 8.6% gross and 7.3% net, and annualized since inception through March 31, 2022 were 13.7% gross and 9.8% net.
AUM in our opportunistic credit funds decreased by $242.9 million, or 4%, year-over-year. This was driven primarily by $570.8 million of performance-related appreciation, partially offset by $780.8 million of net outflows.
In the first quarter of 2022, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 1.8% and a net return of 1.2%. In 2022 the fund saw positive contributions from structured credit in the U.S., while corporate credit experienced losses. Returns were driven by process driven investments across asset classes and regions that remained orthogonal to spread widening and weaker credit markets.
In the first quarter of 2021, the Sculptor Credit Opportunities Master Fund generated a gross return of 8.7% and a net return of 7.2%. Idiosyncratic, less correlated high-yielding special situations and process-driven investments drove Sculptor Credit Opportunities Master Fund’s strong performance in the first quarter of 2021.

Our Customized Credit Focused Platform invests in a flexible credit mandate across the credit spectrum to allow timely investments as market conditions change and dislocate. The table below presents investment performance for the fund.

	Weighted Average Return for the Three Months Ended March 31,(2)				Inception to Date as of March 31, 2022
	2022		2021		IRR		Net Invested Capital Multiple(5)
Customized Credit Focused Platform	Gross	Net	Gross	Net	Gross(3)	Net(4)
Opportunistic Credit Performance(1)	1.2%	0.8%	8.3%	6.7%	15.7%	12.1%	2.7x

_______________
(1)Performance presented is for the opportunistic credit strategies in the Customized Credit Focused Platform. As of March 31, 2022, approximately 92% of the invested capital in the Customized Credit Focused Platform is invested in the Platform’s opportunistic credit strategies.
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

	Assets Under Management as of March 31,		Inception to Date as of March 31, 2022
	2022	2021	Total Commitments	Total Invested Capital(1)	Gross IRR(2)	Net IRR(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Sculptor Tactical Credit Fund (2022 - 2025)	—	—	119,940	—	n/m	n/m	n/m
Sculptor European Credit Opportunities Fund (2012-2015)	—	—	459,600	305,487	15.7%	11.8%	1.5x
Sculptor Structured Products Domestic Fund II (2011-2014)	—	13,428	326,850	326,850	19.2%	15.1%	2.1x
Sculptor Structured Products Offshore Fund II (2011-2014)	—	11,973	304,531	304,531	16.5%	12.9%	1.9x
Sculptor Structured Products Offshore Fund I (2010-2013)	—	4,721	155,098	155,098	23.7%	18.9%	2.1x
Sculptor Structured Products Domestic Fund I (2010-2013)	4,706	4,586	99,986	99,986	22.6%	18.0%	2.0x
OZ Global Credit Master Fund I (2008-2009)	$—	$—	$214,141	$214,141	5.5%	4.2%	1.1x
Other funds	308,883	308,820	309,000	181,403	n/m	n/m	n/m
	$313,589	$343,528	$1,989,146	$1,587,496
_______________
n/m not meaningful
(1)Represents funded capital commitments net of recallable distributions to investors.
(2)Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of March 31, 2022, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.
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
AUM for Institutional Credit Strategies are generally based on the amount of equity outstanding for CLOs and CBOs (during the warehouse period), the par value of the collateral assets and cash held for CLOs and CBOs (after the warehouse period), and adjusted portfolio appraisal values for the aircraft collateral within the securitization vehicles. AUM also includes the net asset value of other investment vehicles within the strategy. However, AUM are reduced for any investments in CLOs and securitization vehicles held by our other funds. Management fees for Institutional Credit Strategies generally range from 0.25% to 0.50% annually of AUM. For the first quarter of 2022, Institutional Credit Strategies had an average management fee rate of 0.40% net of rebates on cross-investments from other funds we manage.
Given market pressures, average fee rates in our Institutional Credit Strategies business have come down, however this was expected and in line with the broader market. We continue to issue new CLOs and reset older CLO vintages, which extends the duration of our AUM and we believe may lead to enhance returns to our investors.
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
During the first quarter of 2022, we closed on a $350.0 million structured alternative investment solution, which was tailored to meet the needs of insurance investors. The financing vehicle issues senior and subordinated notes to investors and uses those proceeds to invest in a diversified portfolio of funds managed by us. Prior to investing in the portfolio of funds, the AUM is included within Institutional Credit Strategies and does not earn management and incentive fees. Upon investment in the funds, which began during April 2022, we will earn management and incentive fees based on the terms of the underlying funds in which the vehicle invests and the associated AUM will be included in those funds.

	Most Recent Launch or Refinancing Year		Assets Under Management as of March 31,
		Deal Size	2022	2021

		(dollars in thousands)
Collateralized loan obligations	2017	$1,658,282	$1,022,949	$1,023,479
	2018	5,315,728	4,120,842	4,906,269
	2019	653,250	—	596,665
	2020	1,868,287	1,689,703	1,726,148
	2021	8,174,069	7,092,080	6,071,175
	2022	451,234	442,323	—
		17,669,616	14,367,897	14,323,736

Aircraft securitization vehicles	2018	696,000	471,774	475,415
	2019	1,128,000	340,685	388,706
	2020	472,732	171,435	175,710
	2021	821,529	600,912	—
		3,118,261	1,584,806	1,039,831

Collateralized bond obligation	2021	367,050	285,845	274,418

Other funds	n/a	n/a	419,160	14,444
		$21,154,927	$16,657,708	$15,652,429
AUM in Institutional Credit Strategies totaled $16.7 billion as of March 31, 2022, increasing $1.0 billion, or 6%, year-over-year. The year-over-year increase in AUM in Institutional Credit Strategies was driven primarily by the launches of six CLOs, the closing our structured alternative investment solution, and a non-fee paying aircraft securitization vehicle, partially offset by the redemption and amortization of certain of our CLOs, as a result of natural life-cycle events, and decreases driven by foreign currency translation adjustments and changes in underlying collateral value.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets. We seek to build portfolios that are balanced between traditional and niche asset classes, employing moderate leverage, using creative structures and targeting high cash-on-cash returns.
AUM for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. AUM are reduced for unfunded commitments that will be funded through transfers from other funds. AUM for the special purpose acquisition company (“SPAC”) sponsored by us includes the proceeds raised in the initial public offering that are currently held in a trust for use in a business combination. The SPAC AUM is non-fee paying, and our AUM will be reduced once and if the SPAC undergoes a business combination or in the event of its liquidation. Management fees for our real estate funds, exclusive of co-investment vehicles, generally range from 0.50% to 1.50% annually of FP AUM, however, management fees for Sculptor Real Estate Credit Fund I are based on invested capital both during and after the investment period. For the first quarter of 2022, our real estate funds, inclusive of co-investment vehicles, had an average management fee rate of 0.88% of FP AUM.
The tables below present AUM, investment performance and other information for our real estate funds. The amounts included within “co-investment and other funds” below mainly relate to co-investment vehicles in which we partner with clients on investment opportunities.
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
In addition, we recognize incentive income on our real estate funds related to certain tax distributions on realizations at the fund level. Realizations at the fund level may give rise to tax liabilities for our investors and us. Funds distribute capital back to us to cover these tax liabilities and this in turn drives the recognition of tax distribution-related incentive income. In addition, incentive income is recognized as investments are sold and related distributions are made to investors and us. Due to the recalculation of cumulative realized profits upon each realization, the fund may clawback incentive income previously paid to us. As a result, we record incentive income paid to us by the real estate funds as unearned revenue in our consolidated balance sheets until the criteria for revenue recognition has been met as we have received cash before we can recognize the revenue.
For additional information on incentive income accrued at fund level for our real estate, as well as other funds, see “Longer-Term AUM and Accrued Unrecognized Incentive Income” for additional information.
For funds that have concluded their investment periods, we expect AUM to decrease as investments are sold and the related proceeds are distributed to the investors in these funds.

	Assets Under Management as of March 31,
	2022	2021

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I (2005-2010)	$—	$—
Sculptor Real Estate Fund II (2011-2014)	$24,676	$42,040
Sculptor Real Estate Fund III (2014-2019)	269,831	405,775
Sculptor Real Estate Fund IV (2019-2023)	2,593,758	2,593,338
Sculptor Real Estate Credit Fund I (2015-2020)	347,624	259,370
Sculptor Real Estate Credit Fund II (2022-2025)	136,235	—
Co-investment and other funds	1,218,261	950,234
	$4,590,385	$4,250,757

	Inception to Date as of March 31, 2022
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$408,081	$386,298	$847,612	25.5%	16.1%	2.2x	$386,298	$847,612	25.5%	2.2x
Sculptor Real Estate Fund II	839,508	762,588	1,612,134	32.9%	21.8%	2.1x	762,588	1,612,134	32.9%	2.1x
Sculptor Real Estate Fund III	1,500,000	1,101,784	1,968,495	28.3%	17.5%	1.8x	920,933	1,711,618	32.2%	1.9x
Sculptor Real Estate Fund IV(7)	2,596,024	735,998	938,437	n/m	n/m	n/m	278,006	414,416	n/m	n/m
Sculptor Real Estate Credit Fund I	736,225	641,167	811,871	18.6%	12.7%	1.3x	282,685	387,893	22.3%	1.4x
Sculptor Real Estate Credit Fund II(7)	171,535	n/m	n/m	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Co-investment and other funds	1,329,230	1,092,191	1,388,179	n/m	n/m	n/m	199,333	359,486	n/m	n/m
	$7,580,603	$4,720,026	$7,566,728				$2,829,843	$5,333,159

	Unrealized Investments as of March 31, 2022
	Invested Capital	Total Value	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$—	$—	—
Sculptor Real Estate Fund II	—	—	—
Sculptor Real Estate Fund III	180,851	256,877	1.4x
Sculptor Real Estate Fund IV(7)	457,992	524,021	n/m
Sculptor Real Estate Credit Fund I	358,482	423,978	1.2x
Sculptor Real Estate Credit Fund II(7)	n/m	n/m	n/m
Co-investment and other funds	892,858	1,028,693	n/m
	$1,890,183	$2,233,569
_______________
n/m not meaningful
(1)An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.
(2)Invested capital represents total aggregate contributions made for investments by the fund.
(3)Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of March 31, 2022. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of March 31, 2022.
(4)Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of March 31, 2022, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.
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
(7)These funds have invested less than half of their committed capital; therefore, IRR and MOIC information is not presented, as it is not meaningful. Sculptor Real Estate Credit Fund II total commitments includes $34.3 million associated with the structure alternative investment solution.
AUM in our real estate funds totaled $4.6 billion as of March 31, 2022, increasing $339.6 million, or 8%, year-over-year due to net inflows of $705.8 million, primarily due to the launches of several Sculptor Real Estate Fund IV co-investment vehicles, the launch of our SPAC, additional capital called into Sculptor Real Estate Credit Fund I, and the first closing of Sculptor Real Estate Credit Fund II. This was partially offset by $358.7 million of distributions and other reductions, primarily related to Sculptor Real Estate Fund III and Sculptor Real Estate Credit Fund I, as both of these funds are harvesting investments and making distributions. Our real estate funds continue to deploy capital and generate strong returns with a 17.5% annualized net return in Sculptor Real Estate Fund III and a 12.7% annualized net return in Sculptor Real Estate Credit Fund I.

Longer-Term AUM and Accrued But Unrecognized Incentive Income (“ABURI”)
As of March 31, 2022, approximately 68% of our AUM were subject to initial commitment periods of three years or longer, excluding AUM that had initial commitment periods of three years or longer and subsequently moved to shorter commitment periods at the end of their initial commitment period. The table below presents the amount of these AUM.

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Multi-strategy funds	$385,536	$458,242
Credit
Opportunistic credit funds	4,766,906	4,773,980
Institutional Credit Strategies	16,623,360	16,038,071
Real estate funds	4,590,385	4,544,862
	$26,366,187	$25,815,155
Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. These amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information.
Our longer-term AUM has continued to increase over time, as our product mix continues to shift toward longer-duration products. Longer-term AUM has increased from 26% in 2013 to 45% in 2016 to 68% as of March 31, 2022, driven by growth in opportunistic credit, Institutional Credit Strategies and real estate funds. During the first quarter, longer-term AUM increased from the launch of a structured alternative investment solution, which was tailored to insurance investors and provides exposure to our funds across the platform in a long-dated format. Longer-term AUM creates stability in our platform and provides more consistency in our management fee earnings.
The table below presents the changes in the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues (ABURI) during the three months ended March 31, 2022:

	December 31, 2021	Recognized Incentive Income	Performance	March 31, 2022
	(dollars in thousands)
Multi-strategy funds	$5,246	$(400)	$(2,071)	$2,775
Credit
Opportunistic credit funds	98,674	(10,303)	10,657	99,028
Real estate funds	122,940	(499)	18,431	140,872
	$226,860	$(11,202)	$27,017	$242,675
Incentive income, if any, on our longer-term AUM is based on the cumulative investment performance generated over the respective commitment period. As of March 31, 2022, our ABURI was $242.7 million, up $15.8 million in the first quarter of 2022. We generated an additional $27.0 million of ABURI driven by performance in our real estate funds, primarily from Real Estate Fund III and IV, which are not expected to crystallize until closer to the end of their respective fund life, as well as our opportunistic credit funds, primarily from certain open ended credit funds, which will largely not crystallize until after a multi-year period and last crystallized in 2020. We recognized $11.2 million of incentive income from longer-term AUM in the three months ended March 31, 2022, primarily from tax distributions from our Customized Credit Focused Platform.
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
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of AUM at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of AUM, the relative magnitude and timing of inflows and redemptions during the respective quarter, the impact of differing management fee rates charged on those inflows and redemptions, as well as the impact of the deferral of subordinated management fees from certain CLOs. See “—Weighted-Average AUM and Average Management Fee Rates” for information on our average management fee rate and Note 12 to our consolidated financial statements in our Annual Report for additional information regarding management fees

Incentive Income. We earn incentive income based on the cumulative performance of our funds over a commitment period. We recognize incentive income when such amounts are probable of not significantly reversing. See Note 12 to our consolidated financial statements in our Annual Report for additional information regarding incentive income.
Other Revenues. Other revenues consist primarily of interest income on investments in CLOs, cash equivalents and long-term U.S. government obligations, as well as subrental income. Interest income is recognized on an effective yield basis. Subrental income is recognized on a straight-line basis over the lease term.
Income of Consolidated Entities. Revenues recorded as income of consolidated entities consist primarily of interest income, dividends income, fees and other income.
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
Due to multi-year crystallizations in our credit and real estate funds, we may recognize discretionary bonus expense as incentive is generated at the fund level but before the Company recognizes the related incentive income. For additional information on incentive income recognized at fund level but not yet recognized by us see “—Longer-Term AUM and Accrued Unrecognized Incentive Income” for additional information. We generally pay our bonuses in January of the year following the year in which bonuses were accrued.
Compensation and benefits also include equity-based compensation expense, which is primarily in the form of RSUs granted to our independent board members, employees and executive managing directors, as well as RSAs, PSUs and Partner Equity Units granted to executive managing directors. These awards are structured to create strong alignment of economic interest between our executives and shareholders, in addition to retaining key talent.
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
Deferred cash interests (“DCIs”) are also granted to certain employees and executive managing directors as a form of compensation. DCIs reflect notional fund investments made by us on behalf of an employee or executive managing director. DCIs generally vest over a three-year period, subject to an employee’s or executive managing director’s continued service. Upon vesting, we pay the employee or executive managing director an amount in cash equal to the notional investment represented by the DCIs, as adjusted for notional fund performance. Except as otherwise provided in the relevant DCI plan or in an award agreement, in the event of a termination of the employee’s or executive managing director’s service, any portion of the DCIs that is unvested as of the date of termination will be forfeited. These awards are designed to create strong alignment of economic interest between our executives and fund investors, in addition to retaining key talent.
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
Expenses of Consolidated Entities. Expenses recorded as expenses of consolidated entities consist of interest expense, general, administrative and other miscellaneous expenses.
Other Income (Loss)
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
Net (Losses) Gains on Investments. Net (losses) gains on investments primarily consist of realized and unrealized net gains and losses on investments in U.S. government obligations and investments in our funds, including CLOs and other funds we manage.
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

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Net Income (Loss) Attributable to Class A Shareholders

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders	$16,882	$(20,293)	$37,175	(183)%
Refer below for the discussion of the contributing factors to changes in Net Income (Loss) Attributable to Class A Shareholders from the prior year.
Revenues

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Management fees	$73,437	$73,961	$(524)	(1)%
Incentive income	21,642	47,804	(26,162)	(55)%
Other revenues	2,430	1,581	849	54%
(Loss) income of consolidated entities	(161)	3	(164)	n/m
Total Revenues	$97,348	$123,349	$(26,001)	(21)%
_______________
n/m - not meaningful
Total revenues in the first quarter of 2022 were $97.3 million, decreasing $26.0 million year over year, primarily due to the following:
•Management fees were relatively flat, primarily due to the following:
•Multi-strategy funds. A $3.6 million increase in multi-strategy fees due to higher average AUM.
•Opportunistic credit funds. Management fees in our opportunistic credit funds remained relatively flat year-over-year.
•Institutional Credit Strategies. A $3.5 million decrease in Institutional Credit Strategies fees due to natural life cycle events within our existing CLOs which drove down our average net fee rate, offset by the issuance of new CLOs, albeit at lower than historical rates due to market compression. Such life cycle events include: (i) the redemptions of certain of our CLOs during 2021; (ii) new issuances and refinancing transactions priced at lower rates; (iii) a reduction in AUM in certain of our CLOs due to distributions; and (iv) the recovery of previously deferred subordinated management fees in the prior year period. These decreases were partially offset by an increase in management fees driven by the launches of several CLOs.
•Real estate funds. Management fees in our real estate funds remained relatively flat year-over-year.

See “—AUM and Fund Performance—Weighted-Average AUM and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $26.2 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $25.0 million decrease in incentive income from our multi-strategy funds, which was driven by investors that crystallize off cycle and for which the trailing twelve month return was lower year over year.
•Opportunistic credit funds. An $11.0 million increase in incentive income from our opportunistic credit funds, which was primarily driven by tax distributions taken to cover tax liabilities primarily in our Customized Credit Focused Platform and from investors with off cycle crystallization periods.
•Real estate funds. A $12.2 million decrease in incentive income from our real estate funds due to lower realizations during the quarter in funds that are actively in an incentive generation phase.
•An $849 thousand increase in other revenues driven by an increase in sublease income as a result of the subleasing of a portion of our office space in New York City in the third quarter of 2021, as well as an increase in interest income from our risk retention investments in our CLOs from new CLO issuances and warehouse vehicles.
Expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Compensation and benefits	$77,785	$89,234	$(11,449)	(13)%
Interest expense	3,285	4,868	(1,583)	(33)%
General, administrative and other	27,316	27,376	(60)	—%
Expenses of consolidated entities	244	2	242	n/m
Total Expenses	$108,630	$121,480	$(12,850)	(11)%
_______________
n/m - not meaningful
Total expenses in the first quarter of 2022 were $108.6 million, decreasing $12.9 million, primarily due to the following:
•Salaries and benefits remained relatively flat, as a result of a $560 thousand decrease in the amount of internal use software implementation costs that were capitalized year-over-year, partially offset by slightly lower headcount, as our headcount decreased to 338 as of March 31, 2022, from 341 as of March 31, 2021.
•Equity-based compensation expense decreased by $6.1 million primarily due to: (i) a $16.3 million decrease in stock based compensation amortization primarily due to the separation-related compensation cost incurred in the prior year period for a departing executive. These decreases were partially offset by a $11.1 million increase in amounts related to additional grants of Group P Units and RSAs in the fourth quarter of 2021 and first quarter of 2022.
•An $11.4 million decrease in compensation and benefits expenses driven by a $5.9 million decrease in bonus expense, primarily driven by separation-related compensation incurred in the first quarter of 2021 for a departing executive, partially offset by higher real estate incentive income profit sharing expense in 2022.
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
•A $1.6 million decrease in interest expense, primarily due to lower average outstanding debt balance as we repaid $224.4 million under the 2020 Term Loan in 2021.
•General, administrative and other expenses remained relatively flat, primarily due to an increase in professional services expenses driven by higher accounting and recruiting expenses, offset by reductions across various other operating expense categories.
Other Income (Loss)

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Changes in fair value of warrant liabilities	$24,336	$(24,944)	$49,280	n/m
Changes in tax receivable agreement liability	(7)	580	(587)	(101)%
Net losses on retirement of debt	—	(23,673)	23,673	(100)%
Net (losses) gains on investments	(5,344)	5,362	(10,706)	(200)%
Net gains (losses) of consolidated entities	4,140	—	4,140	n/m
Total Other Income (Loss)	$23,125	$(42,675)	$65,800	(154)%
_______________
n/m - not meaningful
Total other income (loss) in the first quarter of 2022 was $23.1 million, increasing $65.8 million, which resulted from the following:
•Changes in fair value of warrant liabilities. The amounts in 2022 and 2021 both represent the change in the fair value of warrants to purchase our Class A Shares that were issued in connection with the 2020 Credit Agreement. The amount in 2022 was a gain, driven by a decrease in the fair value of the warrants primarily due to a decrease in our Class A Share price, and the change in risk-free rate from the issuance date of the warrants to March 31, 2022, while the amount in 2021 was a loss, driven by an increase in the fair value of the warrants that was primarily due to the increase in our Class A Share price, an adjustment to the exercise price due to dividends, and the change in risk-free rate from the issuance date of the warrants to March 31, 2021. See Note 4 to our consolidated financial statements included in this report for additional details on warrants valuation inputs.
•Changes in tax receivable agreement liability. The amounts in 2022 and 2021 are both a result of changes in projected future tax rates impacting the anticipated liability under the tax receivable agreement.
•Net losses on retirement of debt. No losses on retirement of debt were incurred in 2022, while the amount in 2021 was primarily related to the $174.4 million prepayment of amounts outstanding under the 2020 Term Loan. The related losses on retirement of debt were comprised of unamortized discounts and deferred financing costs that were proportionately written-off in connection with these repayments.
•Net (losses) gains on investments. Investment income decreased by $10.7 million, primarily due to losses on our risk retention investments in CLOs and equity method investments in our multi-strategy funds, partially offset by income from U.S. government obligations, while the amount in 2021 represents investment income on our equity method investments, risk retention investments in CLOs, and U.S. government obligations.

Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Income taxes	$6,967	$(1,715)	$8,682	n/m
Income tax expense increased by $8.7 million. Income tax expense was higher primarily due to the increase in profitability in the current year, and state tax rate changes on deferred taxes offset by the change in fair value of warrant liabilities.
Net Loss attributable to noncontrolling interests
The following table presents the components of the net loss attributable to noncontrolling interests:

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Group A Units	$(12,663)	$(19,253)	$6,590	(34)%
Other	657	455	202	44%
Total	$(12,006)	$(18,798)	$6,792	(36)%

Redeemable noncontrolling interests	$(3,068)	$—	$3,068	n/m
_______________
n/m - not meaningful
Net loss attributable to noncontrolling interests in the first quarter of 2022 was $12.0 million, decreasing by $6.8 million compared to the prior year period. During the Distribution Holiday, net income earned by any Sculptor Operating Partnership is allocated 100% to Sculptor Capital Management, Inc., while losses are allocated on a pro rata basis among the Group A Units (noncontrolling interests) and Sculptor Capital Management, Inc. as described in Note 3 to the financial statements included in this report.
In the first quarter of 2022, Sculptor Capital LP, which earns most of our management fees and incurs most of our operating expenses, generated income, compared to a loss in the prior year period, as operating expenses were lower in the first quarter of 2022 compared to the first quarter of 2021. Sculptor Capital Advisors II LP, along with Sculptor Capital Advisors LP, earn most of our incentive income. In the first quarter of 2022, both Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP generated losses that were allocated on a pro rata basis among the Group A Units (noncontrolling interests) and Sculptor Capital Management, Inc.
Income attributable to redeemable noncontrolling interests relates to the SPAC that we consolidated in 2021.
Change in Redemption Value of Redeemable Noncontrolling Interests
The following table presents the change in redemption value of redeemable noncontrolling interests:

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Change in redemption value of redeemable noncontrolling interests	$3,068	$—	$3,068	n/m
_______________
n/m - not meaningful

The change in redemption value of redeemable noncontrolling interests in 2022 was a gain of $3.1 million, increasing by $3.1 million from prior year. The amount in 2022 represents the accretion to redemption value of the Class A Shares related to our consolidated SPAC.
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
•Amounts related to non-cash interest expense accretion on debt. The 2020 Term Loan and the Debt Securities were each recognized at a significant discount, as proceeds from each borrowing were allocated to warrant liabilities and the 2019 Preferred Units, respectively, resulting in non-cash accretion to par over time through interest expense for GAAP. The Debt Securities and the 2019 Preferred Units were fully redeemed in 2020. Management excludes this non-cash expense from Economic Income, as it does not consider it to be reflective of our economic borrowing costs.
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
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Economic Income (Non-GAAP)

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Economic Income	$29,201	$40,935	$(11,734)	(29)%
Refer below for the discussion of the contributing factors to changes in Economic Income from the prior year.
Economic Income Revenues (Non-GAAP)

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Economic Income Basis
Management fees	$67,757	$69,070	$(1,313)	(2)%
Incentive income	21,569	47,804	(26,235)	(55)%
Other revenues	1,440	1,581	(141)	(9)%
Total Economic Income Revenues	$90,766	$118,455	$(27,689)	(23)%
Economic Income revenues in the first quarter of 2022 were $90.8 million, decreasing $27.7 million, primarily due to the following:
•A $1.3 million decrease in management fees, driven primarily by the following:
•Multi-strategy funds. A $2.7 million increase due to higher average AUM.
•Opportunistic credit funds. Management fees in our opportunistic credit funds remained relatively flat year-over-year.
•Institutional Credit Strategies. A $3.4 million decrease due to (i) the redemptions of certain of our CLOs during 2021; (ii) new issuances and refinancing transactions priced at lower rates; (iii) a reduction in AUM in certain of our CLOs due to distributions; and (iv) the recovery of previously deferred subordinated management fees in the prior year period. These decreases were partially offset by an increase in management fees driven by the launches of several CLOs.
•Real estate funds. Management fees in our real estate funds remained relatively flat year-over-year.
•A $26.2 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $25.0 million decrease in incentive income from our multi-strategy funds, which was driven by investors that crystallize off cycle and for which the trailing twelve month return was lower year over year.

•Opportunistic credit funds. An $11.0 million increase in incentive income from our opportunistic credit funds, which was primarily driven by tax distributions taken to cover tax liabilities primarily in our Customized Credit Focused Platform and from investors with off cycle crystallization periods.
•Real estate funds. A $12.2 million decrease in incentive income from our real estate funds due to lower realizations during the quarter in funds that are actively in an incentive generation phase.
•Other revenues remained relatively level year-over-year.
Economic Income Expenses (Non-GAAP)

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$39,197	$52,535	$(13,338)	(25)%
Interest expense	3,039	4,434	(1,395)	(31)%
General, administrative and other expenses	19,327	20,551	(1,224)	(6)%
Total Economic Income Expenses	$61,563	$77,520	$(15,957)	(21)%
Economic Income expenses in the first quarter of 2022 were $61.6 million, decreasing $16.0 million, primarily due to the following:
•A $13.3 million decrease in compensation and benefits expenses primarily driven by a $13.8 million decrease in bonus expense, primarily due to factors outlined below:
◦In the first quarter of 2021, we incurred $6.7 million of bonus expense as a result of separation-related compensation for a departing executive.
◦Real estate incentive income profit sharing expense decreased by $6.5 million from the prior year, driven by lower realizations and incentive income from our real estate funds in the first quarter of 2022, primarily from Real Estate Fund II.
◦Partially offsetting these decreases was an increase of $1.4 million due to an increase in the amount of RSUs vested and settled in cash in the first quarter of 2022 compared to 2021.
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
Note that expenses related to incentive income profit-sharing arrangements are generally recognized at the same time the related incentive income revenue is recognized, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the relevant fund. Further, deferred cash compensation is expensed in the performance period for Economic Income, rather than over the service period for GAAP.

◦Salaries and benefits remained relatively flat, as a result of a $560 thousand decrease in the amount of internal use software implementation costs that were capitalized year-over-year, partially offset by slightly lower headcount, as our headcount decreased to 338 as of March 31, 2022, from 341 as of March 31, 2021.
•A $1.4 million decrease in interest expense primarily due to lower average outstanding debt balance, as a result of $224.4 million of prepayments of the 2020 Term Loan in 2021.
•A $1.2 million decrease in general, administrative and other expenses primarily driven by a reduction in occupancy expense due to a sublease, as we offset rental expense with subrental income for Economic Income, as well as reductions across various other operating expense categories. These decreases were partially offset by an increase in professional service expenses.
Liquidity and Capital Resources
Overview
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned from our funds.
We ended the quarter with $136.0 million of unrestricted cash and cash equivalents, and $65.2 million of management fees and incentive income receivable (the majority of which will be collected in the second quarter of 2022) and other investments that the Company can liquidate as needed. We also have access to an additional $25.0 million through our undrawn 2020 Revolving Credit Facility.
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

Recent Developments — Share Repurchase Program
In February 2022, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. As of March 31, 2022, we repurchased 473,719 Class A Shares at the average price of $13.19 per share. Through May 1, 2022, we purchased 978,992 shares in aggregate at an average price of $12.56, resulting in a total buyback of $12.3 million of stock. The repurchase program has no expiration date. We may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to our discretion based upon market conditions and other opportunities that we may have for the use or investment of our cash balances. The repurchase program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice.
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
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”). As of March 31, 2022, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Sculptor Operating Group assets, we expected to pay our executive managing directors and the Ziffs approximately $179.0 million. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. See Note 16 to our consolidated financial statements for additional details.
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
Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2022 and 2021. We did not declare a dividend in the fourth quarter of 2021 in respect of earnings for the fourth quarter. Dividends are generally declared and paid in the quarter following the quarter to which they relate. For example, the dividend paid on November 22, 2021 was in respect of earnings for the third quarter of 2021. We paid no related cash distributions to our executive managing directors on their Sculptor Operating Group Units in the respective periods as a result of the Distribution Holiday.

	Class A Shares
Payment Date	Record Date	Dividend per Share
November 22, 2021	November 15, 2021	$0.28
August 24, 2021	August 17, 2021	$0.54
May 25, 2021	May 18, 2021	$0.30
March 4, 2021	February 25, 2021	$2.35
As discussed in Note 1 to the unaudited financial statements, as of March 31, 2022, the Company repurchased 473,719 Class A Shares at a cost of $6.2 million for an average price of $13.19 per share through open market purchase transactions. From April 1 through May 1, 2022, we purchased an additional 505,273 shares, bringing the total shares repurchased to 978,992 shares for $12.3 million, for an average price of $12.56.
As discussed in Note 3 in the Company's Annual Report, in connection with the Recapitalization, we and our executive managing directors agreed to a “Distribution Holiday” on the Group A Units, Group E Units, Group P Units and certain RSUs and RSAs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income is realized and (y) April 1, 2026. During the Distribution Holiday, dividends may continue to be paid on our Class A Shares. As of March 31, 2022, we have generated a total of $496.1 million of Distribution Holiday Economic Income, compared to the target of $600.0 million.
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
During the Distribution Holiday, we expect to pay dividends on our Class A Shares annually in an aggregate amount equal to not less than 20% or greater than 30% of our annual Economic Income less an estimate of payments under the tax receivable agreement, and income taxes related to the earnings for the periods; provided, that, if the minimum amount of dividends eligible to be made hereunder would be $1.00 or less per Class A Share, then up to $1.00 per Class A Share (subject to appropriate adjustment in the event of any equity dividend, equity split, combination or other similar recapitalization with respect to the Class A Shares). During the Distribution Holiday, (i) we will only make distributions with respect to Group B Units, (ii) the performance thresholds of Group P Units and PSUs shall be adjusted to take into account performance and distributions during such period, and (iii) RSUs and certain RSAs will continue to receive dividend equivalents in respect of dividends or distributions paid on the Class A Shares. For certain executive managing directors, distributions on RSUs, as well as distributions counted in determining whether market performance conditions of Group P Units and PSUs are met, are limited to an aggregate amount not to exceed $4.00 per Group P Unit, PSU, RSU, or RSA, as applicable, cumulatively during the Distribution Holiday. Following the termination of the Distribution Holiday, Group A Units and Group E Units (whether vested or unvested) shall receive distributions even if such units have not been booked-up. See Note 13 in the Company's Annual Report for additional information
The declaration and payment of any distribution may be subject to legal, contractual or other restrictions. For example, as a Delaware corporation, the Registrant’s Board may only declare and pay dividends either out of its surplus (as defined in Delaware General Corporation Law) or in case there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Our cash needs and payment obligations may fluctuate significantly from quarter to quarter, and we may have material unexpected expenses in any period. This may cause amounts available for distribution to significantly fluctuate from quarter to quarter or may reduce or eliminate such amounts.
Additionally, RSUs and certain RSAs outstanding accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs or RSAs, as applicable, which accrue additional dividend equivalents. The dividend equivalents will only be paid if the related RSUs/RSAs vest and will be settled at the same time as the underlying RSUs/RSAs. Our Board of Directors has the right to determine whether the RSUs and any related dividend equivalents will be settled in Class A Shares or in cash. We currently withhold shares to satisfy the tax withholding obligations related to vested RSUs/RSAs and dividend equivalents held by our employees, which results in the use of cash from operations or borrowings to satisfy these tax-withholding payments.
Historically, when we have paid dividends on our Class A Shares, we also made distributions to our executive managing directors on their interests in the Sculptor Operating Group, subject to the terms of the limited partnership agreements of the Sculptor Operating Partnerships; however, as part of the Recapitalization, the Sculptor Operating Partnerships initiated the Distribution Holiday. See Note 3 in the Company's Annual Report to our consolidated financial statements in this report for additional information regarding the Distribution Holiday.
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
Risks to Our Liquidity
In the normal course of our funds’ life cycles, investors in our multi-strategy and certain open-end opportunistic credit funds have the right to redeem their interests following an initial lock up period, as discussed in the ”Overview of AUM and Fund Performance” section, which could impact our liquidity and management fees. While we continuously make every effort to scale our operations so that management fees are sufficient to cover our fixed operating expenses, our management fees may not always cover these expenses. Additionally, in the event that a future contingent liability were to arise that exceeded our liquidity resources, we would need to rely on new sources of liquidity such as issuing additional equity or borrowing additional funds.
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
On March 5, 2021, the UK Financial Conduct Authority announced that it would phase out LIBOR as a benchmark immediately after December 31, 2021, for sterling, euro, Japanese yen, Swiss franc and 1-week and 2-month U.S. Dollar settings and immediately after June 30, 2023, the remaining U.S. Dollar settings. As of March 31, 2022, the Company had direct exposure to U.S. Dollar LIBOR-linked interest rate settings through its 2020 Credit Agreement, and certain CLO Investments and associated CLO Investment Loans.
In the first quarter of 2020, we formed an internal LIBOR Transition Working Group to help effectuate an orderly transition from LIBOR. To address LIBOR cessation, the 2020 Credit Agreement provides for an agreed upon methodology to establish a new floating rate reference plus new applicable spreads. Each of the Company’s CLO Investments and CLO Investments Loans that reference U.S. Dollar LIBOR settings will also be transitioned to an alternative reference rate. This transition will either be carried out through hardwired replacement mechanisms and/or amendment procedures in the existing governing documents for such CLO Investments and CLO Investments Loans or as a result of New York statutory process (the “New York LIBOR Legislation”) which was signed into law on April 6, 2021. Additionally, the firm is pursuing several technology initiatives to ensure that firm-wide accounting and master data systems are equipped to handle evolving market conventions associated with regulatory recommended reference rates. We expect to complete these technology initiatives in the first half of 2022 and will continue to monitor for any future changes in market standards. Our senior management has oversight of the Company’s transition efforts, and periodic updates are provided to the Audit Committee of our Board of Directors. For the face value of instruments impacted by the LIBOR transition that we hold on our books see Note 7 to our consolidated financial statements included in this report. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—The replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions” in our Annual Report for additional information.
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
Liquidity of Consolidated SPAC
The restricted cash and cash equivalents of our consolidated SPAC are held in a trust account and include money market funds consisting of U.S. Treasury bills with original maturities of 60 days or less when purchased, that were purchased with funds raised through the initial public offering of the consolidated entity. The $234.6 million in funds as of March 31, 2022, are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the SPAC trust agreement.
Liquidity of Structured Alternative Investment Solution
The cash and cash equivalents of our consolidated structured alternative investment solution of $343.5 million were generated as a result of issuance of notes payable in the first quarter of 2022 and are expected to be invested in funds managed by us in the following quarters. These cash and cash equivalents are of the consolidated entity and do not directly impact the cash flows related to our Class A Shareholders.
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the three months ended March 31, 2022 and 2021 was $(91.2) million and $266.9 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments in CLO’s, less cash used for operating expenses, including interest paid on our debt obligations. Also contributing to lower cash inflows in 2022 were the investing activities of the entities we consolidate. These cash flows are of the consolidated entities and do not directly impact the cash flows related to our Class A Shareholders.
Net cash flows from operating activities for the three months ended March 31, 2022 decreased from the prior year period due to lower year-end incentive income earned in 2021 than in 2020, a large portion of the 2021 incentive was collected in the beginning of 2022, as compared to year-end incentive income earned in 2020, a large portion of which was collected in the beginning of 2021. Additionally, discretionary bonuses were higher in 2021, which were paid in the first quarter of 2022, as compared to discretionary bonuses in 2020, which were paid in the first quarter of 2021. These decreases were partially offset by the collection of more incentive income from our real estate funds in 2022 compared to 2021.
Investing Activities. Net cash from investing activities for the three months ended March 31, 2022 and 2021 was $178.0 million, and $(22.4) million, respectively. Investing cash outflows in 2022 and 2021 primarily related to purchases of U.S. government obligations and investments made in our funds, partially offset by maturities and sales of U.S. government obligations.
Financing Activities. Net cash from financing activities for the three months ended March 31, 2022 and 2021 was $221.9 million, and $(230.0) million, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, repurchases of treasury shares, and proceeds from repurchase agreements used to finance risk retention investments in our CLOs. Distributions to our executive managing directors on their Group A Units (prior to the Distribution Holiday), are also included in net cash from financing activities. Also contributing to higher cash inflows in 2022 were the financing activities of the entities we consolidate. These cash flows are of the consolidated entities and do not directly impact the cash flows related to our Class A Shareholders.
In the three months ended March 31, 2022, no repayments of the 2020 Term Loan were made, compared to repayments of $174.4 million in the three months ended March 31, 2021. Additionally, in the three months ended March 31, 2022, we entered into $20.4 million of repurchase agreements to finance or refinance risk retention investments in our European CLOs. Further, in the three months ended March 31, 2022, we repurchased $6.2 million of Class A shares as a part of our share repurchase program and our consolidated structured alternative investment solution issued $215.7 million of notes payable.
No dividends were paid to our Class A Shareholders in the three months ended March 31, 2022, compared to dividends of $56.0 million paid to our Class A Shareholders in the three months ended March 31, 2021. No distributions were made to our executive managing directors in the three months ended March 31, 2022 or March 31, 2021, as a result of the Distribution Holiday.
Critical Accounting Estimates
Critical accounting estimates are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2 to our consolidated financial statements included in this report for a description of our accounting policies. Set forth below is a summary of what we believe to be our most critical accounting policies and estimates.
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
As of March 31, 2022, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 40% within Level I; approximately 40% within Level II; and approximately 20% within Level III. As of December 31, 2021, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 40% within Level I; approximately 41% within Level II; and approximately 19% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
For information regarding the impact that the fair value measurement of AUM has on our results, please see “Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
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
Sculptor Corp generated taxable loss of $15.4 million for the three months ended March 31, 2022, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $831.4 million over the remaining two-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available for expiring losses, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize the deferred income tax assets.
To generate $831.4 million in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated AUM of $38.4 billion as of April 1, 2022, we would need to generate a minimum compound annual growth rate in AUM of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimates, are based on our near-term operating budget. If our actual growth rate in AUM falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.

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
As of March 31, 2022, we had $229.9 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2031 and 2037, and $212.4 million of net operating losses available to be carried forward without expiration. Additionally, $196.5 million of net operating losses are available to offset future taxable income for state income tax purposes and $192.7 million for local income tax purposes that will expire between 2035 and 2042.
Based on the analysis set forth above, as of March 31, 2022, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $6.2 million has been established for these items.
Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
No changes to GAAP that went into effect during the three months ended March 31, 2022, are expected to substantively impact our future trends.
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

Economic Income Reconciliations
The tables below present the reconciliations of total Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$16,882	$(20,293)
Change in redemption value of redeemable noncontrolling interests	(3,068)	—
Net Income (Loss) Allocated to Sculptor Capital Management, Inc.—GAAP	13,814	(20,293)
Net loss allocated to Group A Units	(12,663)	(19,253)
Equity-based compensation, net of RSUs settled in cash	22,737	30,202
Adjustment to recognize deferred cash compensation in the period of grant	8,580	8,995
2020 Term Loan non-cash discount accretion	246	434
Income taxes	6,967	(1,715)
Changes in fair value of warrant liabilities	(24,336)	24,944
Net losses on retirement of debt	—	23,673
Net losses (gains) on investments	5,344	(5,362)
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	7,271	(2,498)
Changes in tax receivable agreement liability	7	(580)
Depreciation, amortization and net gains and losses on fixed assets	1,394	1,735
Other adjustments	(160)	653
Economic Income—Non-GAAP	$29,201	$40,935
Economic Income Revenues

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Management fees—GAAP	$73,437	$73,961
Adjustment to management fees(1)	(5,680)	(4,891)
Management Fees—Economic Income Basis—Non-GAAP	67,757	69,070

Incentive income—Economic Income Basis—GAAP	21,642	47,804
Adjustment to incentive income(2)	(73)	—
Incentive Income—Economic Income Basis— Non-GAAP	21,569	47,804

Other revenues—Economic Income Basis—GAAP	2,430	1,581
Adjustment to other revenues(3)	(990)	—
Other Revenues—Economic Income Basis—Non-GAAP	1,440	1,581
Total Revenues—Economic Income Basis—Non-GAAP	$90,766	$118,455
_______________
(1)Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense.
(2)Adjustment to exclude the impact of eliminations related to the consolidated entities.
(3)Adjustment for subrental income as management considers the revenue to be an offset to rent expense.

Economic Income Expenses

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)

Compensation and benefits—GAAP	$77,785	$89,234
Adjustment to compensation and benefits(1)	(38,588)	(36,699)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$39,197	$52,535

Interest expense—GAAP	$3,285	$4,868
Adjustment to interest expense(2)	(246)	(434)
Interest Expense—Economic Income Basis—Non-GAAP	$3,039	$4,434

General, administrative and other expenses—GAAP	$27,316	$27,376
Adjustment to general, administrative and other expenses(3)	(7,989)	(6,825)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$19,327	$20,551
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
(2)Adjustment to exclude amounts related to non-cash interest expense accretion on debt. The 2020 Term Loan and the Debt Securities were each recognized at a significant discount, as proceeds from each borrowing were allocated to warrant liabilities and the 2019 Preferred Units, respectively, resulting in non-cash accretion to par over time through interest expense for GAAP. Management excludes these non-cash expenses from Economic Income, as it does not consider it to be reflective of our economic borrowing costs.
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

Distribution Holiday Economic Income Reconciliation
The table below presents the reconciliation of Distribution Holiday Economic Income to net income (loss) attributable to Class A Shareholders from October 1, 2018, to March 31, 2022.

From October 1, 2018 to March 31, 2022
(dollars in thousands)
Net income attributable to Class A shareholders	$229,396
Change in redemption value of redeemable noncontrolling interests and Preferred Units	(14,556)
Net Income Allocated to Sculptor Capital Management, Inc.—GAAP	214,840
Net loss allocated to Group A Units	(77,511)
Equity-based compensation, net of RSUs settled in cash	269,005
Adjustment to recognize deferred cash compensation in the period of grant	(31,755)
2020 Term Loan and Debt Securities non-cash discount accretion	20,237
Income taxes	142,928
Changes in fair value of warrant liabilities	10,672
Net losses on retirement of debt	41,584
Net gains on investments	(18,854)
Impairment of right-of-use asset	11,240
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	418
Changes in tax receivable agreement liability	4,805
Depreciation, amortization and net gains and losses on fixed assets	28,625
Other adjustments	4,991
Less: Dividends paid on 2019 Preferred Units	(6,952)
Less: Dividends to Class A Shareholders declared with respect to such periods	(118,143)
Distribution Holiday Economic Income—Non-GAAP	$496,130
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
The amount of our AUM in our multi-strategy and opportunistic credit funds is generally based on net asset value (plus unfunded commitments in certain cases). A 10% change in the fair value of the net assets held by our funds as of March 31, 2022 and December 31, 2021, would have both resulted in changes of approximately $1.7 billion in AUM. AUM for our real estate funds and securitization vehicles is not based on net asset value.
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
A hypothetical 10% decline in the fair value of the net assets held by our funds would have resulted in a reduction of management fees by approximately $5.2 million in the three months ended March 31, 2022 and $4.9 million in the three months ended March 31, 2021.
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
Exchange Rate Risk
Changes in currency rates will impact the carrying value of financial instruments denominated in currencies other than the U.S. dollar. We hold certain cash and risk retention investments in the European CLOs as well as related financing (CLO Investments Loans and repurchase agreements) denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. Additionally, a portion of our operating expenses and management fees are denominated in non-U.S. dollar currencies. We manage our exposure to exchange rate risks through our regular operating activities, wherein we may align foreign currency payments and receipts, and when appropriate, through the use of derivative financial instruments to economically hedge certain foreign currency exposure, although the impact of these were not material in 2022 and 2021.
We estimate that as of March 31, 2022 and 2021, a hypothetical 10% weakening or strengthening of the U.S. dollar against all foreign currency rates would not have a material direct impact on our revenues, net income attributable to Class A Shareholders or Economic Income. The impact on cash flows from financial instruments would be insignificant.
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movement in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The funds may seek to hedge resulting currency exposure through borrowings in foreign currencies or through the use of derivative financial instruments.
Interest Rate Risk
Borrowings under the 2020 Term Loan and our investments in CLOs accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. We estimate that as of March 31, 2022 and 2021, a hypothetical one percentage increase or decrease in variable interest rates would not have a material direct impact on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the first quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over us and our business activities. This has resulted in, or may in the future result in, regulatory agency investigations, litigation and subpoenas, and related sanctions and costs. While no such litigation currently exists, it is possible that we may face shareholder litigation relating to the matters raised in a former Board member’s resignation letter dated January 30, 2022. We believe any such claim would be without merit for, among other reasons, those described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2022, as amended, and our proxy statement filed with the Securities and Exchange Commission on April 29, 2022, and we intend to vigorously defend any such claim if brought. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—Regulatory changes in jurisdictions outside the U.S. could adversely affect our business” in our Annual Report. See Note 16 to our consolidated financial statements included in this report for additional information.
Item 1A. Risk Factors
Please see “Item 1A. Risk Factors” in our Annual Report for a discussion of the risks material to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our Class A Share repurchase activity under our 2022 Share Repurchase Program during the first quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Publicly as part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
January 2022	—	$—	—	$—
February 2022	—	—	—	—
March 2022	473,719	13.19	473,719	93.8
Total	473,719	$13.19	473,719	$93.8
In February 2022, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. The repurchase program has no expiration date. As of March 31, 2022, we repurchased 473,719 Class A Shares at a cost of $6.2 million, for an average price of $13.19 per share through open market purchase transactions. As of March 31, 2022, $93.8 million remained available for repurchase of our common stock under the share repurchase program. All of the repurchased shares are classified as treasury stock in our consolidated balance sheets.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1*+	Partner Agreement Between Sculptor Capital LP and Hap Pollard, dated December 15, 2021.

10.2*+	Partner Agreement Between Sculptor Capital Advisors LP and Hap Pollard, dated December 15, 2021.

10.3*+	Partner Agreement Between Sculptor Capital Advisors II LP and Hap Pollard, dated December 15, 2021.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 6, 2022

SCULPTOR CAPITAL MANAGEMENT, INC.

By:	/s/ Dava Ritchea
Dava Ritchea
Chief Financial Officer and Executive Managing Director