Form 10-Q
period 2022-06-30
Sculptor Capital Management, Inc.
filed 2022-08-05
CIK 1403256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2022, there were 24,856,260 Class A Shares, 5,228,852 of Restricted Class A Shares and 33,633,474 Class B Shares outstanding.

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

Institutional Credit Strategies
Our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs, aircraft securitization vehicles, collateralized bond obligations, the structured alternative investment solution, and other customized solutions.

IPO	Our initial public offering of 3.6 million Class A Shares that occurred in November 2007.

Longer-term AUM	AUM from investors that are subject to initial commitment periods of three years or longer. Investors with longer-term AUM may have less than three years remaining in their commitment period. This excludes AUM that had initial commitment periods of three years or longer and subsequently moved to shorter commitment periods at the end of their initial commitment period.

NYSE	New York Stock Exchange.

Partner Equity Units	Refers collectively to the Group A Units, Group E Units and Group P Units.

Preferred Units	One Class A cumulative preferred unit in each of the Sculptor Operating Partnerships collectively represented one “Preferred Unit.” Certain of our executive managing directors collectively owned 100% of the Preferred Units. We redeemed in full the Preferred Units in the fourth quarter of 2020, and as of December 31, 2020 and 2021 there were no Preferred Units outstanding.

PSUs	Class A performance-based RSUs.

Recapitalization	Refers to the recapitalization of our business that occurred in February 2019. As part of the Recapitalization, a portion of the interests held by our former executive management were reallocated to existing members of senior management. In addition, we restructured the previously outstanding senior debt and Preferred Units.

Registrant	Sculptor Capital Management, Inc., a Delaware corporation.

RSAs	Restricted Class A Shares.

RSUs	Class A restricted share units.

Sculptor Corp	Sculptor Capital Holding Corporation, a Delaware corporation.

Sculptor Operating Group	Refers collectively to the Sculptor Operating Partnerships and their consolidated subsidiaries.

Sculptor Operating Group Units	Refers collectively to Sculptor Operating Group A, B, E, and P Units.

Sculptor Operating Partnerships	Refers collectively to Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP.

SEC	U.S. Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

SPAC	Refers to special purpose acquisition company.

Special Investments	Investments that we, as investment manager, believe lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance.

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

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Assets
Cash and cash equivalents	$192,578	$170,781
Restricted cash	7,238	7,289
Investments (includes assets measured at fair value of $218,415 and $424,910, including assets sold under agreements to repurchase of $152,838 and $157,721 as of June 30, 2022 and December 31, 2021, respectively)	336,993	583,622
Income and fees receivable	25,421	193,636
Due from related parties	30,158	28,037
Deferred income tax assets	245,101	241,759
Operating lease assets	81,382	85,735
Other assets, net	107,047	77,091
Assets of consolidated entities:
Cash and cash equivalents	25,650	—
Restricted cash and cash equivalents	234,934	234,601
Investments of consolidated entities	331,151	—
Other assets of consolidated entities	4,171	5,304
Total Assets	$1,621,824	$1,627,855
Liabilities and Shareholders’ Equity
Liabilities
Compensation payable	$51,344	$246,261
Unearned income and fees	67,271	62,800
Tax receivable agreement liability	178,759	195,752
Operating lease liabilities	98,734	104,753
Debt obligations	123,295	126,474
Warrant liabilities, at fair value	22,211	65,287
Securities sold under agreements to repurchase	163,329	156,448
Other liabilities	36,279	38,790
Liabilities of consolidated entities:
Loans payable, at fair value	201,985	—
Warrant liabilities, at fair value	2,645	7,590
Other liabilities of consolidated entities	45,473	10,817
Total Liabilities	991,325	1,014,972
Commitments and Contingencies (Note 16)
Redeemable Noncontrolling Interests of Consolidated Entities (Note 3)	234,600	234,600
Shareholders’ Equity
Class A Shares, par value $0.01 per share, 100,000,000 and 100,000,000 shares authorized, 24,885,028 and 25,668,987 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	249	257
Class B Shares, par value $0.01 per share, 75,000,000 and 75,000,000 shares authorized, 33,633,474 and 33,613,023 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	336	336
Treasury stock, at cost; 1,641,589 and 0 as of June 30, 2022 and December 31, 2021, respectively	(19,492)	—
Additional paid-in capital	219,705	184,691
Accumulated deficit	(251,059)	(253,521)
Accumulated other comprehensive (loss) income	(1,925)	51
Shareholders’ deficit attributable to Class A Shareholders	(52,186)	(68,186)
Shareholders’ equity attributable to noncontrolling interests	448,085	446,469
Total Shareholders’ Equity	395,899	378,283
Total Liabilities and Shareholders’ Equity	$1,621,824	$1,627,855
See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenues
Management fees	$71,770	$76,610	$145,207	$150,571
Incentive income	44,580	59,544	66,222	107,348
Other revenues	2,520	1,778	4,950	3,359
Income of consolidated entities	311	—	150	3
Total Revenues	119,181	137,932	216,529	261,281

Expenses
Compensation and benefits	79,743	59,447	157,528	148,681
Interest expense	3,427	4,135	6,712	9,003
General, administrative and other	26,425	25,022	53,741	52,398
Expenses of consolidated entities	1,668	—	1,912	2
Total Expenses	111,263	88,604	219,893	210,084

Other (Loss) Income
Changes in fair value of warrant liabilities	18,740	(13,231)	43,076	(38,175)
Changes in tax receivable agreement liability	227	(559)	220	21
Net losses on retirement of debt	—	(6,525)	—	(30,198)
Net (losses) gains on investments	(30,838)	6,255	(36,182)	11,617
Net losses of consolidated entities	(6,434)	—	(2,294)	—
Total Other (Loss) Income	(18,305)	(14,060)	4,820	(56,735)

(Loss) Income Before Income Taxes	(10,387)	35,268	1,456	(5,538)
Income taxes	(7,914)	13,047	(947)	11,332
Consolidated Net (Loss) Income	(2,473)	22,221	2,403	(16,870)
Less: Net (income) loss attributable to noncontrolling interests	(5,579)	(407)	6,427	18,391
Less: Net income attributable to redeemable noncontrolling interests	(697)	—	(3,765)	—
Net (Loss) Income Attributable to Sculptor Capital Management, Inc.	(8,749)	21,814	5,065	1,521
Change in redemption value of redeemable noncontrolling interests	697	—	3,765	—
Net (Loss) Income Attributable to Class A Shareholders	$(8,052)	$21,814	$8,830	$1,521

(Loss) Earnings per Class A Share
(Loss) Earnings per Class A Share - basic	$(0.32)	$0.87	$0.34	$0.06
(Loss) Earnings per Class A Share - diluted	$(0.89)	$0.40	$(1.00)	$(0.32)
Weighted-average Class A Shares outstanding - basic	25,514,364	25,025,974	26,052,478	24,442,940
Weighted-average Class A Shares outstanding - diluted	26,565,792	55,191,693	27,611,057	54,229,693

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Consolidated net (loss) income	$(2,473)	$22,221	$2,403	$(16,870)
Other Comprehensive (Loss) Income, Net of Tax
Other comprehensive (loss) income - currency translation adjustment	(1,226)	185	(1,976)	(683)
Comprehensive (Loss) Income	(3,699)	22,406	427	(17,553)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(5,579)	(523)	6,427	18,761
Less: Comprehensive income attributable to redeemable noncontrolling interests	(697)	—	(3,765)	—
Comprehensive (Loss) Income Attributable to Sculptor Capital Management, Inc.	$(9,975)	$21,883	$3,089	$1,208

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED

	Sculptor Capital Management, Inc. Shareholders
	Class A Shares	Class B Shares	Treasury Stock Shares	Class A Shares Par Value	Class B Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at cost	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
	(dollars in thousands, except share data)
Balance at April 1, 2022	26,052,113	33,676,331	473,719	$261	$337	$202,305	$(239,776)	$(699)	$(6,249)	$(43,821)	$437,936	$394,115
Equity-based compensation, net of taxes	785	(42,857)	—	—	(1)	16,948	—	—	—	16,947	1,959	18,906
Repurchase of Class A Shares	(1,167,870)	—	1,167,870	(12)	—	—	—	—	(13,243)	(13,255)	—	(13,255)
Dividend equivalents on Class A restricted share units	—	—	—	—	—	(245)	245	—	—	—	—	—
Change in redemption value of SPAC Class A Shares	—	—	—	—	—	697	—	—	—	697	—	697
Cash dividends declared on Class A Shares ($0.11 per share)	—	—	—	—	—	—	(2,779)	—	—	(2,779)	—	(2,779)
Consolidated net (loss) income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(8,749)	—	—	(8,749)	5,579	(3,170)
Currency translation adjustment	—	—	—	—	—	—	—	(1,226)	—	(1,226)	—	(1,226)
Capital contributions	—	—	—	—	—	—	—	—	—	—	3,982	3,982
Capital distributions	—	—	—	—	—	—	—	—	—	—	(1,371)	(1,371)
Balance at June 30, 2022	24,885,028	33,633,474	1,641,589	$249	$336	$219,705	$(251,059)	$(1,925)	$(19,492)	$(52,186)	$448,085	$395,899

Balance at April 1, 2021	23,899,777	32,887,883	—	$239	$329	$185,961	$(255,522)	$350	$—	$(68,643)	$435,590	$366,947
Equity-based compensation, net of taxes	1,201,410	(1)	—	12	—	8,885	—	—	—	8,897	1,478	10,375
Dividend equivalents on Class A restricted share units	—	—	—	—	—	5,887	(5,887)	—	—	—	—	—
Cash dividends declared on Class A Shares ($0.30 per share)	—	—	—	—	—	—	(7,463)	—	—	(7,463)	—	(7,463)
Consolidated net income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	21,814	—	—	21,814	407	22,221
Currency translation adjustment	—	—	—	—	—	—	—	69	—	69	116	185
Capital contributions	—	—	—	—	—	—	—	—	—	—	2,496	2,496
Capital distributions	—	—	—	—	—	—	—	—	—	—	(1,467)	(1,467)
Balance at June 30, 2021	25,101,187	32,887,882	—	$251	$329	$200,733	$(247,058)	$419	$—	$(45,326)	$438,620	$393,294

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — (continued)

	Sculptor Capital Management, Inc. Shareholders
	Class A Shares	Class B Shares	Treasury Stock Shares	Class A Shares Par Value	Class B Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at cost	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
	(dollars in thousands, except share data)
Balance at January 1, 2022	25,668,987	33,613,023	—	$257	$336	$184,691	$(253,521)	$51	$—	$(68,186)	$446,469	$378,283
Equity-based compensation, net of taxes	857,630	20,451	—	9	—	31,425	—	—	—	31,434	3,883	35,317
Repurchase of Class A Shares	(1,641,589)	—	1,641,589	(17)	—	—	—	—	(19,492)	(19,509)	—	(19,509)
Dividend equivalents on Class A restricted share units	—	—	—	—	—	(176)	176	—	—	—	—	—
Change in redemption value of SPAC Class A Shares	—	—	—	—	—	3,765	—	—	—	3,765	—	3,765
Cash dividends declared on Class A Shares ($0.11 per share)	—	—	—	—	—	—	(2,779)	—	—	(2,779)	—	(2,779)
Consolidated net income (loss), excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	5,065	—	—	5,065	(6,427)	(1,362)
Currency translation adjustment	—	—	—	—	—	—	—	(1,976)	—	(1,976)	—	(1,976)
Capital contributions	—	—	—	—	—	—	—	—	—	—	8,979	8,979
Capital distributions	—	—	—	—	—	—	—	—	—	—	(4,819)	(4,819)
Balance at June 30, 2022	24,885,028	33,633,474	1,641,589	$249	$336	$219,705	$(251,059)	$(1,925)	$(19,492)	$(52,186)	$448,085	$395,899

Balance at January 1, 2021	22,903,571	32,824,538	—	$229	$328	$166,917	$(178,674)	$732	$—	$(10,468)	$445,348	$434,880
Equity-based compensation, net of taxes	2,197,616	63,344	—	22	1	27,339	—	—	—	27,362	11,552	38,914
Dividend equivalents on Class A restricted share units	—	—	—	—	—	6,477	(6,477)	—	—	—	—	—
Cash dividends declared on Class A Shares ($2.65 per share)	—	—	—	—	—	—	(63,428)	—	—	(63,428)	—	(63,428)
Consolidated net income (loss), excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	1,521	—	—	1,521	(18,391)	(16,870)
Currency translation adjustment	—	—	—	—	—	—	—	(313)	—	(313)	(370)	(683)
Capital contributions	—	—	—	—	—	—	—	—	—	—	2,964	2,964
Capital distributions	—	—	—	—	—	—	—	—	—	—	(2,483)	(2,483)
Balance at June 30, 2021	25,101,187	32,887,882	—	$251	$329	$200,733	$(247,058)	$419	$—	$(45,326)	$438,620	$393,294
See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended June 30,
	2022	2021

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income (loss)	$2,403	$(16,870)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Amortization of equity-based compensation	45,647	42,919
Depreciation, amortization and net gains and losses on fixed assets	2,698	3,309
Changes in fair value of warrant liabilities	(43,076)	38,175
Net losses on retirement of debt	—	30,198
Deferred income taxes	(2,238)	8,131
Non-cash lease expense	9,550	10,748
Net losses (gains) on investments, net of dividends	38,968	(9,140)
Operating cash flows due to changes in:
Income and fees receivable	167,958	463,605
Due from related parties	(2,085)	(4,502)
Other assets, net	(15,850)	5,839
Compensation payable	(199,515)	(187,537)
Unearned income and fees	4,471	5,324
Tax receivable agreement liability	(16,993)	(7,239)
Operating lease liabilities	(11,029)	(11,076)
Other liabilities	(2,536)	(20,260)
Consolidated entities related items:
Net losses of consolidated entities	2,294	—
Purchases of investments	(463,231)	—
Proceeds from sale of investments	86,645	—
Other assets of consolidated entities	(2,679)	(3)
Other liabilities of consolidated entities	62,858	2
Net Cash (Used in) Provided by Operating Activities	(335,740)	351,623

Cash Flows from Investing Activities
Purchases of fixed assets	(1,310)	(4,243)
Purchases of United States government obligations	(28,784)	(164,523)
Maturities and sales of United States government obligations	219,144	131,690
Investments in funds	(49,077)	(97,887)
Return of investments in funds	37,734	24,692
Net Cash Provided by (Used in) Investing Activities	177,707	(110,271)

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED — (continued)

	Six Months Ended June 30,
	2022	2021

	(dollars in thousands)

Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	8,979	2,964
Distributions to noncontrolling and redeemable noncontrolling interests	(4,819)	(2,483)
Dividends on Class A Shares	(2,779)	(63,428)
Proceeds from debt obligations, net of issuance costs	5,683	3,219
Repayment of debt obligations, including prepayment costs	(9,424)	(249,731)
Proceeds from securities sold under agreements to repurchase, net of issuance costs	20,395	41,004
Purchases of treasury stock	(19,492)	—
Proceeds from debt obligations of consolidated entities, net of issuance costs	215,733	—
Other, net	(5,962)	(3,838)
Net Cash Provided by (Used in) Financing Activities	208,314	(272,293)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,552)	(574)
Net change in cash and cash equivalents and restricted cash	47,729	(31,515)
Cash and cash equivalents and restricted cash, beginning of period	412,671	186,977
Cash and Cash Equivalents and Restricted Cash, End of Period	$460,400	$155,462

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$5,682	$8,236
Income taxes	$6,274	$4,179

Non-cash transactions:
Assets related to initial consolidation of funds	$16,699	$—
Liabilities related to initial consolidation of funds	$2,364	$—
Assets related to deconsolidation of funds	$44,042	$—
Liabilities related to deconsolidation of funds	$29,632	$—

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$192,578	$153,827
Restricted cash	7,238	1,635
Cash and cash equivalents of consolidated entities	25,650	—
Restricted cash and cash equivalents of the consolidated SPAC	234,934	—
Total Cash and Cash Equivalents and Restricted Cash	$460,400	$155,462
`

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

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
The Company’s primary sources of revenues are management fees, which are generally based on the amount of the Company’s Assets Under Management (“AUM”), as defined below, and incentive income, which is based on the investment performance of its funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of Assets Under Management and the investment performance of the funds. AUM refers to the assets of the funds to which the Company provides investment management and advisory services. The Company’s AUM are a function of the capital that is allocated to it by the investors in its funds and the investment performance of its funds.
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
JUNE 30, 2022

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
The Company conducts its operations through the Sculptor Operating Group. The following is a list of the outstanding units of the Sculptor Operating Partnerships as of June 30, 2022:
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
•Group E Units—Group E Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains. Each Group E Unit converts into a Group A Unit and becomes exchangeable for one Class A Share (or the cash equivalent thereof) to the extent there has been a sufficient amount of appreciation for a Group E Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee, which consists of the Chief Executive Officer and the Chief Financial Officer of Sculptor Capital Management, Inc.). The Group E Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right,

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

in a change of control transaction or other liquidity event only to the extent of their relative positive capital accounts (if any). Holders of Group E Units do not receive distributions during the Distribution Holiday. See Note 3 in the Company's Annual Report for additional details. Group E Unit grants are accounted for as equity-based compensation. See Note 13 in the Company's Annual Report for additional information.
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
The following table presents the number of shares and units of the Registrant and the Sculptor Operating Partnerships, respectively, that were outstanding as of June 30, 2022:

As of June 30, 2022
Sculptor Capital Management, Inc.
Class A Shares	24,885,028
Class B Shares	33,633,474
Restricted Class A Shares (“RSAs”)	5,228,852
Warrants to purchase Class A Shares (Note 7)	4,338,015

Sculptor Operating Partnerships
Group A Units	15,025,994
Group A-1 Units	9,244,477
Group B Units	24,885,028
Group E Units	13,009,158
Group P Units	5,412,858
The Company has 1,641,589 of treasury stock shares as of June 30, 2022. In addition, the Company grants Class A restricted share units (“RSUs”) and performance-based RSUs (“PSUs”) to its employees and executive managing directors as a form of compensation. RSU and PSU grants are accounted for as equity-based compensation. See Note 13 in the Company's Annual Report for additional information.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

Share Repurchase Program
In February 2022, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. The Company records its treasury stock repurchases at cost on a trade date basis. As of June 30, 2022, the Company repurchased 1,641,589 Class A Shares at a cost of $19.5 million for an average price of $11.87 per share through open market purchase transactions. As of June 30, 2022, $80.5 million remained available for repurchase of the Company’s common stock under the share repurchase program. All of the repurchased shares are classified as treasury stock in the Company’s consolidated balance sheets.
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
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited, interim, consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2021. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s unaudited, interim, consolidated financial statements have been included and are of a normal and recurring nature. The consolidated financial statements include the accounts of the Company, its wholly owned or majority owned subsidiaries, the consolidated entities which are considered to be variable interest entities and for which the Company is considered the primary beneficiary, and certain other entities which are not considered variable interest entities but the Company is determined to have control. All significant intercompany transactions and balances have been eliminated in consolidation.
The results of operations presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. For example, incentive income for the majority of the Company’s multi-strategy AUM is recognized in the fourth quarter each year, based on full year investment performance.
Policies of Consolidated Entities
Consolidated Entities
For purposes of these consolidated financial statements, “Consolidated Entities” refers to funds, special purpose entities, investment vehicles and other similar structures which the Company is required to consolidate in accordance with GAAP. The funds are considered investment companies for GAAP purposes. Pursuant to specialized accounting guidance for investment companies and the retention of that guidance in the Company’s consolidated financial statements, the investments held by the consolidated entities are reflected in the consolidated financial statements at their estimated fair values.
The policy applied by the Company is that a consolidated entity that is considered an investment company under the GAAP guidance generally consolidates another investment company when it owns substantially all of the interest in that investment company.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

Income of Consolidated Entities
Income of consolidated entities consists of interest income, dividend income and other miscellaneous items. Interest income is recorded on an accrual basis. The consolidated entities may place debt obligations, including bank debt and other participation interests, on non-accrual status and, when necessary, reduce current interest income by charging off any interest receivable when collection of all or a portion of such accrued interest has become doubtful. The balance of non-accrual investments as of June 30, 2022, and the impact of such investments for the three and six months ended June 30, 2022 were not material. Dividend income is recorded on the ex-dividend date, net of withholding taxes, if applicable. Premiums and discounts are amortized and accreted, respectively, to income of consolidated funds in the consolidated statements of comprehensive income (loss).
Expenses of Consolidated Entities
Expenses of consolidated entities consist of interest expense, general and administrative and other miscellaneous expenses. Interest expense is recorded on an accrual basis.
Certain Assets and Liabilities of Consolidated Entities
Investments of consolidated entities are carried at fair value and include the consolidated entities’ investments in securities, investment companies and other investments. Securities transactions are recorded on a trade-date basis. Realized gains and losses on sales of investments of the funds are determined on a specific identification basis and are included within net losses of consolidated entities in the consolidated statements of operations.
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
Assets of the consolidated fund are presented within investments of consolidated entities, and liabilities due to third parties are presented within loans payable, at fair value within liabilities of consolidated entities in the consolidated balance sheets. Changes in the fair value of the vehicle’s financial assets and liabilities and related interest and other income are presented within net losses of consolidated entities, and ongoing expenses of the fund are presented as expenses of consolidated entities in the consolidated statements of operations.
Consolidation of SPAC, Structured Alternative Investment Solution and Other Funds
In 2021, the Company consolidated a SPAC, which it continues to consolidate as of June 30, 2022. The SPAC accrues interest income on money market investments held in a trust account, and incurs certain operational expenses related to legal, insurance and deal research costs.
In the first quarter of 2022, the Company consolidated a fund it manages as a result of an increase in the Company’s investment in the vehicle, which resulted in the Company having a controlling financial interest in the VIE; the fund was subsequently deconsolidated in the first quarter of 2022 as the Company determined it was no longer the primary beneficiary as a result of the Company’s redemption of its economic exposure to the fund. The Company recognized no gain or loss from consolidation and deconsolidation of the fund in the first quarter of 2022.
Additionally, in the first quarter of 2022, the Company closed on a $350.0 million structured alternative investment solution. The vehicle is a collateralized financing vehicle that issues senior and subordinated notes to investors and uses those proceeds to invest in a diversified portfolio of funds managed by the Company. Senior and mezzanine notes issued by the vehicle make periodic payments based on a stated interest rate, while the most subordinated notes have no stated interest rate but receive periodic payments from excess cash flows remaining after periodic payments have been made to the other notes and for fees and expenses due, as prescribed by the terms of the notes. During the second quarter of 2022, the cash proceeds from the issuance of

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

the notes were invested in certain of the Company’s funds, while $9.9 million of the remaining cash proceeds are restricted due to a contractual minimum cash balance level at the consolidated entity, and are included in Assets of consolidated entities: Cash and cash equivalents on the Consolidated Balance Sheets.
The structured alternative investment solution is a variable interest entity (“VIE”) since it lacks sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties, as it is financed through senior, mezzanine and subordinated notes. The Company consolidates the entity, as it has the power to direct the activities that most significantly impact the vehicle’s economic performance, and the Company has the right to receive benefits or the obligation to absorb losses of the vehicle in the form of its retained interest that could potentially be significant to the vehicle. The Company invested approximately $127.8 million in the vehicle. The collateral assets of the consolidated entity are held solely to satisfy the obligations of the entity, and the investors in the consolidated vehicle have no recourse against the Company for any losses sustained by the entity.
The Company measures the financial assets of the consolidated structured alternative investment solution, an investment company, at fair value using net asset value (“NAV”) per share of the underlying funds. The Company may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with the requirements of GAAP. The terms of the investments in underlying funds generally provide for minimum holding or lock-up periods, as well as redemption restrictions. Refer to Note 4 for further disclosures of investments for which fair value is measured using NAV per share.
The Company has elected the fair value option for the financial liabilities of the structured alternative investment solution. The Company measures the financial liabilities of its consolidated entity based on the fair value of the financial assets of its consolidated entity, as the Company believes the fair value of the financial assets are more observable. The financial liabilities are measured as (i) the sum of the fair value of the consolidated fund assets less (ii) the sum of the fair value of any beneficial interests retained by the Company.
See Note 2 in the Company’s Annual Report for the complete listing of our significant accounting policies.
Recently Adopted Accounting Pronouncements
No changes to GAAP that went into effect in the six months ended June 30, 2022, had a material effect on the Company’s consolidated financial statements.
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
JUNE 30, 2022

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
Sculptor Operating Group Ownership
The Company’s equity interest in the Sculptor Operating Group increased to 47.0% as of June 30, 2022, from 46.4% as of June 30, 2021. Changes in the Company’s interest in the Sculptor Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Group A Units and Group P Units for Class A Shares, at which time the related Class B Shares are also canceled; (ii) vesting of RSAs; (iii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, 2013 Incentive Plan and 2022 Incentive Plan related to the settlement of Class A restricted share units (the “RSUs”) or Class A performance-based RSUs (the “PSUs”); (iv) the forfeiture of Group A Units and participating Group P Units by a departing executive managing director; and (v) the repurchase of Class A Shares and Group A Units. The Company’s interest in the Sculptor Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Group A Units and Group P Units, as well as the settlement of vested RSUs, PSUs and RSAs. Additionally, the Company’s economic interest in the Sculptor Operating Group will decline when Group P Units begin to participate, as described in Note 13 in the Company's Annual Report.
The table below sets forth the calculation of noncontrolling interests related to the Group A Units for each Sculptor Operating Partnership (rounding differences may occur). The blended participation percentages presented below take into account ownership changes throughout the periods presented.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)

Sculptor Capital LP
Net (loss) income	$(25,001)	$19,669	$16,215	$(27,794)
Blended participation percentage	0%	42%	0%	39%
Net (Loss) Income Attributable to Group A Units	$—	$8,220	$—	$(10,827)

Sculptor Capital Advisors LP
Net income (loss)	$15,623	$(22,681)	$(1,197)	$(23,194)
Blended participation percentage	36%	39%	38%	39%
Net Income (Loss) Attributable to Group A Units	$5,702	$(8,830)	$(451)	$(9,036)

Sculptor Capital Advisors II LP
Net (loss) income	$(1,677)	$36,368	$(19,473)	$41,583
Blended participation percentage	49%	0%	38%	0%
Net (Loss) Income Attributable to Group A Units	$(821)	$—	$(7,331)	$—

Total Sculptor Operating Group
Net (loss) income	$(11,055)	$33,356	$(4,455)	$(9,405)
Blended participation percentage	-44%	-2%	175%	211%
Net Income (Loss) Attributable to Group A Units	$4,881	$(610)	$(7,782)	$(19,863)
The following table presents the components of the net income (loss) attributable to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Group A Units	$4,881	$(610)	$(7,782)	$(19,863)
Other	698	1,017	1,355	1,472
	$5,579	$407	$(6,427)	$(18,391)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	June 30, 2022	December 31, 2021

	(dollars in thousands)
Group A Units	$427,405	$431,304
Other	20,680	15,165
	$448,085	$446,469
Redeemable noncontrolling interests
In 2021, the Company consolidated the SPAC it sponsors. The Class A shares issued by the consolidated SPAC are redeemable for cash by the public shareholders in the event the SPAC is unable to complete a business combination or a tender offer provision by a set date. Therefore, the investors’ interests in the SPAC are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following table presents the activity in redeemable noncontrolling interests in the three and six months ended June 30, 2022. There were no redeemable noncontrolling interests outstanding during the first half of 2021.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	2022	2022
	SPAC	SPAC
	(dollars in thousands)
Beginning balance	$234,600	$234,600
Change in redemption value of Class A Shares of consolidated SPAC	(697)	(3,765)
Comprehensive income	697	3,765
Ending Balance	$234,600	$234,600
4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	June 30, 2022	December 31, 2021

	(dollars in thousands)
U.S. government obligations, at fair value	$14,784	$205,400
CLOs, at fair value	203,631	219,510
Equity method investments	118,578	158,712
Total Investments	$336,993	$583,622

Investments of Consolidated Entities	$331,151	$—
The Company invests in U.S. government obligations to manage excess liquidity, and these investments are carried at fair value under the fair value option election. Changes in fair value are recorded within net (losses) gains on investments in the consolidated statements of operations.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

CLOs, at fair value, consist of investments in notes of unconsolidated CLOs and are carried at fair value under the fair value option election. Changes in fair value are included within net (losses) gains on investments in the consolidated statements of operations.
The Company’s equity investments include investments in funds, which are not consolidated, but in which the Company exerts significant influence. The Company has not elected the fair value option and accounts for such investments under the equity method. Under the equity method of accounting, the Company recognizes its share of the underlying earnings (losses) from equity method investments within net (losses) gains on investments in the consolidated statements of operations. The carrying amounts of equity method investments are recorded in investments in the consolidated balance sheets. Refer to Note 15 for details of the related party nature of such investments.
The investments of the consolidated structured alternative investment solution that the Company manages are generally measured at fair value using the NAV per share practical expedient. The Company may determine based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses in accordance with GAAP. The Company does not categorize investments where fair value is measured using the NAV practical expedient within the fair value hierarchy.
The following table summarizes the fair value of the investments of the structured alternative investment solution that are measured at NAV by strategy type and ability to redeem such investments as of June 30, 2022.

Fund Type(1)	Fair Value (as of June 30, 2022)	Redemption Frequency(2)	Redemption Notice Period(2)
	(dollars in thousands)
Multi-strategy funds	105,691	Quarterly - Annually	30 days - 90 days
Credit	123,410	Monthly - Annually	30 days - 90 days
Total	$229,101
_______________
(1)The structured alternative investment solution invests in both open-ended and close-ended funds. The investments in each fund may represent investments in a particular tranche of such fund subject to different withdrawal rights.
(2)$168.8 million of investments are subject to an initial lock-up period of three years during which time no withdrawals or redemptions are allowed. Once the lock-up period ends, the investments are able to be redeemed with the frequency noted above.

As of June 30, 2022, the structured alternative investment solution did not have any unfunded commitments related to the investments presented in the table above.
See Note 2 for additional information regarding the investments of consolidated entities.
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
GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring financial assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type and the specific characteristics of the financial instrument including existence and transparency of transactions between market participants. Financial instruments with readily available, actively quoted prices or for which fair value can be

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

measured from actively-quoted prices generally will have a higher degree of market price observability and lesser degree of judgment used in measuring fair value.
Financial instruments measured at fair value are classified and disclosed into one of the following categories based on the observability of inputs used in the determination of fair values:
•Level I – Quoted prices that are available in active markets for identical financial instruments as of the reporting date. The types of financial instruments that would generally be included in this category are listed equities, U.S. government obligations and listed derivatives. The Company does not adjust the quoted price for these investments.
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
•Level III – Pricing inputs that are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value of financial instruments in this category may require significant management judgment or estimation. The fair value of these financial instruments may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable (e.g., cash flows, implied yields, EBITDA multiples). The types of financial instruments that would generally be included in this category include CLOs, certain warrant liabilities, certain credit default swap contracts, certain bank debt securities, certain OTC derivatives, asset-backed securities, collateralized debt obligations and investments in affiliated credit funds.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2022:

	As of June 30, 2022
	Level I	Level II	Level III	NAV	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
U.S. government obligations	$4,999	$—	$—	$—	$4,999

Included within investments:
U.S. government obligations	$14,784	$—	$—	$—	$14,784
CLOs(1)	$—	$—	$203,631	$—	$203,631

Included within restricted cash and cash equivalents of consolidated entities:
U.S. government obligations	$234,934	$—	$—	$—	$234,934

Included within investments of consolidated entities:
Futures Contracts	$18	$—	$—	$—	$18
Common Stock	—	507	—	—	507
Bank Debt	—	37,963	40,226	—	78,189
Corporate Bonds	—	23,336	—	—	23,336
Investments in funds	—	—	—	229,101	229,101
Investments of Consolidated Entities	$18	$61,806	$40,226	$229,101	$331,151

Liabilities, at Fair Value
Warrants	$—	$—	$22,211	$—	$22,211

Liabilities of consolidated entities:
Warrants	$2,645	$—	$—	$—	$2,645
Notes payable	$—	$—	$201,985	$—	$201,985
_______________
(1) As of June 30, 2022, investments in CLOs had contractual principal amounts of $208.7 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

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
Reconciliation of Fair Value Measurements Categorized within Level III
Gains and losses on investments categorized within Level III, excluding those related to investments of consolidated entities and foreign currency translation adjustments, are recorded within net (losses) gains on investments in the consolidated statements of operations. Gains and losses related to foreign currency translation adjustments are recorded in the statements of comprehensive income (loss), and gains and losses related to investment of consolidated entities are recorded within net losses of consolidated entities. Amortization of premium, accretion of discount and foreign exchange gains and losses on non-U.S. dollar investments are also included within gains and losses in the tables below. Changes in fair value of warrant liabilities are included in other income (loss) in the consolidated statements of operations. In the first quarter of 2022, the warrants of the consolidated SPAC began to trade publicly, and as such, were transferred from Level III to Level I. Changes in fair value of warrant liabilities and notes payable of the consolidated entities are included in net (losses) gains of consolidated entities in the consolidated statements of operations.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

The following table summarizes the changes in the Company’s Level III financial assets and liabilities for the three months ended June 30, 2022:

	March 31, 2022	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	June 30, 2022
	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$226,552	$1,032	$(26)	$(14,269)	$(9,658)	$203,631

Investments of consolidated entities:
Bank Debt	$—	$41,792	$—	$(1,566)	$—	$40,226

Liabilities, at Fair Value
Warrants	$40,951	$—	$—	$18,740	$—	$22,211

Liabilities of consolidated entities:
Notes payable	$215,733	$—	$—	$13,748	$—	$201,985
The following table summarizes the changes in the Company’s Level III financial assets and liabilities for the three months ended June 30, 2021.

	March 31, 2021	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	June 30, 2021
	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$202,842	$30,846	$(16,125)	$330	$1,540	$219,433

Liabilities, at Fair Value
Warrants	$62,771	$—	$—	$(13,231)	$—	$76,002

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

The following table summarizes the changes in the Company’s Level III financial assets and liabilities for the six months ended June 30, 2022:

	December 31, 2021	Transfers In		Transfers Out		Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	June 30, 2022

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$219,510	$—		$—		$29,839	$(12,373)	$(18,788)	$(14,557)	$203,631

Investments of consolidated entities:
Bank Debt	$—	$3,603	(1)	$(14,666)	(1)	$56,425	$(3,475)	$(1,661)	$—	$40,226

Liabilities, at Fair Value
Warrants	$65,287	$—		$—		$—	$—	$43,076	$—	$22,211

Liabilities of consolidated entities:
Warrants	$7,590	$—		$(3,450)	(2)	$—	$—	$4,140	$—	$—
Notes payable	$—	$—		$—		$215,733	$—	$13,748	$—	$201,985
_______________
(1) Transfers into and out of Level III in bank debt include $2.3 million related to the consolidation and $14.0 million related to the subsequent deconsolidation of a fund that the Company manages.
(2) Transfers out of Level III into Level I related to warrants of consolidated entities that became publicly traded with available quoted prices during the first quarter of 2022.
The following table summarizes the changes in the Company’s Level III financial assets for the six months ended June 30, 2021:

	December 31, 2020	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	June 30, 2021

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$205,510	$33,294	$(16,145)	$1,753	$(4,979)	$219,433

Liabilities, at Fair Value
Warrants	$37,827	$—	$—	$(38,175)	$—	$76,002

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

The table below summarizes the net change in unrealized gains and (losses) on the Company’s Level III financial instruments still held as of the reporting date:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$(23,928)	$2,625	$(33,346)	$(2,470)

Included within investments of consolidated entities:
Bank debt	$(1,566)	$—	$(1,566)	$—

Liabilities, at Fair Value
Warrants	$18,740	$(13,231)	$43,076	$(38,175)

Liabilities of consolidated entities:
Notes payable	$13,748	$—	$13,748	$—
Valuation Methodologies for Fair Value Measurements Categorized within Level II and III
Investments in CLOs are valued using independent pricing services. The Company performs procedures over the values provided by the pricing services as discussed above. Warrant liabilities of the Company are valued by independent pricing services using a Black-Scholes option pricing model, for which the Company’s Class A share price, warrant exercise price, risk free rate, volatility, dividend yield, redemption trigger price and term to expiry are the primary inputs to the valuation. The significant unobservable quantitative input used for the fair value measurement of the warrant liabilities of the Company, which are categorized as Level III under the fair value hierarchy, was volatility. The volatility used in the fair value measurement was 53.25% as of June 30, 2022.

The warrant liabilities of the consolidated SPAC are currently valued using quoted prices. Prior to being transferred to Level I, they were valued by independent pricing services using a Monte Carlo simulation model, for which SAC I’s Class A share price, exercise price, risk free rate, volatility and term to expiry were the primary inputs to the valuation. The volatility used in the initial fair value measurement on December 13, 2021 was 13.00%. The Company reviews inputs, assumptions and valuation methodologies used in the warrants’ valuations. As noted above, the warrant liabilities of the consolidated SPAC were transferred from Level III to Level I in the first quarter of 2022.
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
Investments of the Company’s consolidated structured alternative investment solution that are categorized as Level II or Level III under the fair value hierarchy include common stock, bank debt, and corporate bonds. Common stock and corporate bonds are both categorized as Level II under the fair value hierarchy and are valued using independent pricing services. Bank debt is categorized as both Level II and Level III under the fair value hierarchy. Bank debt that is categorized as Level II is valued using independent pricing services, while bank debt that is categorized as Level III is valued using either independent pricing

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

services or a discounted cash flows method. For bank debt within Level II there are no unobservable valuation inputs used in determining their value. The significant unobservable input used in the fair value measurement of the Company’s bank debt that is valued using a discounted cash flows method is the discount rate, which was 11.43% as of June 30, 2022.
Financial Instruments Not Measured at Fair Value
As of June 30, 2022, the Company’s debt obligations had a fair value of $114.9 million and a carrying value of $123.3 million. Management estimates that the carrying value of the Company’s repurchase agreements approximated their fair value as of June 30, 2022. The fair value measurements for the Company’s debt obligations and repurchase agreements are categorized as Level III within the fair value hierarchy and were determined using independent pricing services. Management estimates that the carrying value of the Company’s other financial instruments approximated their fair values as of June 30, 2022.
Loans Sold to CLOs Managed by the Company
From time to time the Company may sell loans to CLOs managed by the Company. These loans are purchased by the Company in the open market and simultaneously sold for cash to the CLOs. The loans are accounted for as transfers of financial assets as they meet the criteria for derecognition under U.S. GAAP. No loans were sold in each of the six months ended June 30, 2022 and 2021. The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold loans in the past. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issued by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. As of June 30, 2022 and December 31, 2021, the Company’s investments in these retained interests had a fair value of $78.9 million and $87.9 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. For both the six months ended June 30, 2022 and 2021, the Company received $1.3 million, of interest and principal payments related to the retained interests.
The Company uses independent pricing services to value its investments in the CLOs, including the retained interests, and therefore the only key assumption is the price provided by such service. A corresponding adverse change of 10% or 20% on price would have a corresponding impact on the fair value of the Company’s investments in CLOs.
5. VARIABLE INTEREST ENTITIES
In the ordinary course of business, the Company sponsors the formation of entities that are considered VIEs. In accordance with GAAP consolidation guidance, the Company consolidates certain VIEs for which it is the primary beneficiary either directly or indirectly, through a consolidated entity. See Note 2 in the Company’s Annual Report for a discussion of entities that are VIEs and the evaluation of those entities for consolidation by the Company.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

The table below presents the assets and liabilities of VIEs consolidated by the Company.

	June 30, 2022	December 31, 2021

	(dollars in thousands)
Assets
Assets of consolidated entities:
Cash and cash equivalents of consolidated entities	$25,650	$—
Investments of consolidated entities, at fair value	331,151	—
Other assets of consolidated entities	3,294	4,339
Total Assets	$360,095	$4,339

Liabilities
Liabilities of consolidated entities:
Notes payable of consolidated entities	$201,985	$—
Other liabilities of consolidated entities	37,519	2,603
Total Liabilities	$239,504	$2,603
The assets of consolidated variable interest entities may only be used to settle obligations of these entities and are not available to creditors of the Company. The investors in these consolidated entities have no recourse against the assets of the Company. There is no recourse to the Company for the consolidated VIEs’ liabilities.
The Company’s direct involvement with VIEs that are not consolidated is generally limited to providing asset management services and, in certain cases, insignificant investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds that are VIEs, as discussed in Note 16. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated other than its own capital commitments.
The table below presents the net assets of unconsolidated VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	June 30, 2022	December 31, 2021

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$11,981,206	$11,304,196

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned income and fees	67,271	62,800
Income and fees receivable	12,346	61,273
Investments	238,285	249,104
Investments of consolidated entities	123,411	—
Unfunded commitments(1)	94,139	60,474
Maximum Exposure to Loss	$535,452	$433,651
_______________
(1) Includes commitments from certain employees and executive managing directors in the amounts of $66.9 million and $46.3 million as of June 30, 2022 and December 31, 2021, respectively.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

6. LEASES
The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Shanghai, and various other locations and data centers. The Company does not have renewal options for any of its current leases. The Company also subleases a portion of its office space in London and New York through the end of the lease term. In addition, the Company has finance leases for computer hardware. As of June 30, 2022, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within restricted cash in the consolidated balance sheets.
The tables below represent components of lease expense and associated cash flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Lease Cost
Operating lease cost	$4,656	$4,896	$9,364	$10,333
Short-term lease cost	44	5	54	22
Finance lease cost - amortization of leased assets	91	198	183	397
Finance lease cost - imputed interest on lease liabilities	1	7	4	17
Less: Sublease income	(804)	(415)	(1,634)	(826)
Net Lease Cost	$3,988	$4,691	$7,971	$9,943

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,165	$5,356	$10,491	$11,165
Operating cash flows for finance leases	$—	$—	$—	$1
Finance cash flows for finance leases	$—	$—	$163	$624

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—	$1,079	$2,893
Finance leases	$—	$—	$—	$—

	June 30, 2022	December 31, 2021

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	7.1 years	7.6 years
Finance leases	1.0 year	1.3 years

Weighted average discount rate
Operating leases	7.8%	7.8%
Finance leases	5.8%	6.3%

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities - Contractual Payments to be Paid
July 1, 2022 to December 31, 2022	$10,409	$86
2023	20,153	—
2024	16,528	—
2025	14,328	—
2026	15,353	—
Thereafter	52,689	—
Total Lease Payments	129,460	86
Imputed interest	(30,726)	—
Total Lease Liabilities - Contractual Payments to be Paid	$98,734	$86

Operating Leases

(dollars in thousands)
Sublease Rent - Contractual Payments to be Received
July 1, 2022 to December 31, 2022	$1,206
2023	3,057
2024	1,920
2025	1,920
2026	1,920
Thereafter	6,120
Total Sublease Rent - Contractual Payments to be Received	$16,143

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

7. DEBT OBLIGATIONS AND WARRANTS

	2020 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
July 1, 2022 to December 31, 2022	$—	$—	$—
2023	—	1,865	1,865
2024	—	—	—
2025	—	—	—
2026	—	—	—
2027	95,000	—	95,000
Thereafter	—	39,035	39,035
Total Payments	95,000	40,900	135,900
Unamortized discounts & deferred financing costs	(12,393)	(212)	(12,605)
Total Debt Obligations	$82,607	$40,688	$123,295
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
JUNE 30, 2022

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
Warrants
In connection with the 2020 Credit Agreement, the Company has issued and outstanding warrants to purchase 4,338,015 Class A Shares. The warrants have a 10-year term from the Closing Date and an initial exercise price per share equal to $11.93. The exercise price is subject to reduction by an amount equal to any dividends paid on Class A Shares. As a result, the exercise price was $8.35 per share as of June 30, 2022. The warrants provide for customary adjustments in the event of a stock split, stock dividend, recapitalization or similar event. In lieu of making a cash payment otherwise contemplated upon exercise, the holder may exercise the warrants in whole or in part to receive a net number of Class A Shares. In addition, one of the warrants provides that, upon exercise in whole or in part by the holder, the Company may decide in its sole discretion whether the holder’s exercise of such warrant will be settled by delivery of Class A Shares (which shares may be reduced to a net number of Class A Shares in accordance with the procedure described in the preceding sentence) or by the Company’s payment to the holder of an amount in cash equal to the Black-Scholes value as provided for in the applicable warrant agreement. If the Company undergoes a change of control prior to the expiration date, the holder will have the right to require the Company to repurchase any remaining portion of the warrants not yet exercised at their Black-Scholes value as provided for in the applicable agreement. The warrants restrict transfers and other dispositions for 18 months from the Closing Date, subject to certain exceptions.
Debt Obligations of Consolidated Funds
Warrants of the Consolidated SPAC
At the time of IPO in December 2021, Sculptor Acquisition Corporation I (“SAC I”) issued 11.2 million warrants to the Company and 11.5 million warrants to third parties. The warrants have a 5-year term from the day of the SAC I IPO and an initial exercise price per share equal to $11.50. The warrants are subject to other customary terms common for instruments of this type. The Company eliminates the SPAC warrants it holds in consolidation. As of June 30, 2022, the warrants had fair value of $2.6 million.
Notes Payable of a Consolidated Entity
In the first quarter of 2022, the Company launched a structured alternative investment solution that it consolidated, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $128.0 million were acquired by the Company and eliminated in consolidation. The notes held by the Company consisted and of $20.0 million of Class A, $20.0 million of Class B and $87.8 million of subordinate notes. Changes in the fair value of the notes payable of the structured alternative investment solution are presented within net losses of consolidated entities in the consolidated statements of operations. The fair value of the notes payable as of June 30, 2022, was $202.0 million. The notes payable mature in May 2037.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

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
In the first quarter of 2022, the structured alternative investment vehicle entered into a $52.5 million credit facility which expires March 18, 2025. The credit facility is capped at $20.0 million of the total borrowing capacity per quarter. The facility is subject to a SOFR reference rate, as defined in the agreement, plus 3.00%. The facility is also subject to an annual 1.15% unused commitment fee. As of June 30, 2022, the fund has not drawn on the facility. The credit facility agreement is subject to other customary terms common for instruments of this type. The creditors of our consolidated entities have no recourse to the Company. As of June 30, 2022, the consolidated entities were in compliance with all financial and non‑financial covenants under their debt obligations.
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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. In addition to customary events of default included in financing arrangements of this type, an event of default would also be triggered if there is an event of default at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default, where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs, which investments had fair values of $41.2 million and $43.1 million as of June 30, 2022 and December 31, 2021, respectively.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

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

Initial Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			June 30, 2022	December 31, 2021

			(dollars in thousands)
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	$17,232	$17,221
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,592	21,589
October 21, 2021	EURIBOR plus 0.85%	August 29, 2023	—	5,892
January 19, 2022	EURIBOR plus 1.00%	December 15, 2023	1,864	—
			$40,688	$44,702

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company has a €200.0 million master credit facility agreement (the “CLO Financing Facility”) to finance portions of the risk retention investments in certain CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of June 30, 2022, €42.9 million of the CLO Financing Facility remained available.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to the counterparty related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of June 30, 2022	$163,329	$—	$163,329	$152,838	$10,491
As of December 31, 2021	$156,448	$—	$156,448	$156,448	$—
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold to the counterparty under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of June 30, 2022	$—	$—	$—	$163,329	$163,329
As of December 31, 2021	$—	$—	$—	$156,448	$156,448

9. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	June 30, 2022	December 31, 2021

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$47,736	$47,797
Computer hardware and software	54,508	55,320
Furniture, fixtures and equipment	8,078	8,013
Accumulated depreciation and amortization	(83,780)	(83,371)
Fixed assets, net	26,542	27,759
Redemption receivable(1)	32,118	—
Goodwill	22,691	22,691
Prepaid expenses	13,246	17,095
Other	12,450	9,546
Total Other Assets, Net	$107,047	$77,091
_______________
(1) Represents amounts receivable on a redeemed investment in a fund.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

10. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	June 30, 2022	December 31, 2021

	(dollars in thousands)
Accrued expenses	$19,484	$16,949
Uncertain tax positions	8,250	8,250
Due to funds(1)	3,114	3,017
Unused trade commissions	1,405	1,513
Other	4,026	9,061
Total Other Liabilities	$36,279	$38,790
_______________
(1) To the extent that a fee-paying fund is an investor in another fee-paying fund, the Company rebates a corresponding portion of the management fees charged in the investee fund. Due to funds amounts also reflect certain incentive income and management fee waivers.
11. REVENUES
The following table presents management fees and incentive income recognized as revenues for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$38,612	$(835)	$38,252	$55,129
Credit
Opportunistic credit funds	12,342	102	12,677	3,492
Institutional Credit Strategies	11,808	—	16,401	—
Real estate funds	9,008	45,313	9,280	923
Total	$71,770	$44,580	$76,610	$59,544
The following table presents management fees and incentive income recognized as revenues for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$78,592	$120	$74,600	$81,113
Credit
Opportunistic credit funds	25,166	19,905	25,924	12,259
Institutional Credit Strategies	23,391	—	31,504	—
Real estate funds	18,058	46,197	18,543	13,976
Total	$145,207	$66,222	$150,571	$107,348

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

The following table presents the composition of the Company’s income and fees receivable as of June 30, 2022 and December 31, 2021

	June 30, 2022	December 31, 2021

	(dollars in thousands)
Management fees	$23,904	$25,520
Incentive income	1,517	168,116
Income and Fees Receivable	$25,421	$193,636
The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.
The following table presents the Company’s unearned income and fees as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Management fees	$1,414	$84
Incentive income	65,857	62,716
Unearned Income and Fees	$67,271	$62,800
A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. A liability for unearned management fees is generally recognized when management fees are paid to the Company on a quarterly basis in advance, based on the amount of Assets Under Management at the beginning of the quarter. In the six months ended June 30, 2022 and 2021, the Company recognized $41.4 million and $9.8 million, respectively, of the beginning balance of unearned incentive income for each respective year. The Company recognized all of the beginning balances of unearned management fees during the respective quarter.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
Loss (income) passed through to noncontrolling interests	13.60%	-0.37%	31.73%	4.16%
Foreign income taxes	5.14%	3.58%	-1.10%	-46.09%
RSU excess income tax benefit or expense	-1.24%	-1.96%	-85.00%	1.51%
State and local income taxes	16.21%	2.85%	156.82%	-6.38%
Nondeductible amortization of Partner Equity Units	2.54%	2.27%	143.06%	-24.59%
Foreign tax credits and deductions	-1.08%	-0.75%	0.23%	9.68%
Change in fair value of warrants	41.17%	7.88%	-591.40%	-144.77%
Disallowed executive compensation	-20.63%	1.90%	256.31%	-16.18%
Other, net	-0.52%	0.59%	3.31%	-2.96%
Effective Income Tax Rate	76.19%	36.99%	-65.04%	-204.62%
The Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the Company had a liability for unrecognized tax benefits of $8.3 million. As of and for the six months ended June 30, 2022, the Company did not accrue interest or penalties related to uncertain tax positions. As of June 30, 2022, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits if recognized, would affect its tax expense by $4.8 million as of June 30, 2022.
13. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Occupancy and equipment	$6,900	$7,311	$13,990	$15,343
Professional services	6,177	3,261	11,641	7,689
Recurring placement and related service fees	5,182	5,243	10,431	9,594
Information processing and communications	5,175	5,500	10,201	10,857
Insurance	2,228	2,270	4,435	4,492
Business development	797	158	1,295	310
Other expenses	(34)	1,279	1,748	4,113
	$26,425	$25,022	$53,741	$52,398

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

14. (LOSS) EARNINGS PER CLASS A SHARE
Basic (loss) earnings per Class A Share is computed by dividing the net (loss) income attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended June 30, 2022 and 2021, the Company included 163,136 and 167,904 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share. For the six months ended June 30, 2022 and 2021, the Company included 174,974 and 199,893 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share.
When calculating dilutive (loss) earnings per Class A Share, the Company applies the treasury stock method to outstanding warrants, unvested RSUs and RSAs, which are only subject to a service condition. At the Sculptor Operating Group Level, the Company applies the if-converted method to vested Group A Units and vested Group E Units. For unvested Group A Units and unvested Group E Units, the Company applies the treasury stock method first to determine the number of incremental units that would be issuable and then applies the if-converted method to those resulting incremental units. The Company did not include RSAs subject to service and market conditions, Group P Units or unvested PSUs in the calculation of dilutive (loss) earnings per Class A Share, as the applicable market conditions had not yet been met as of the end of each reporting period presented below. The Company also did not include RSUs which will be settled in cash. The effect of dilutive securities on net (loss) income attributable to Class A Shareholders is presented net of tax.
The following tables present the computation of basic and diluted (loss) earnings per Class A Share:

Three Months Ended June 30, 2022	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(8,052)	25,514,364	$(0.32)
Effect of dilutive securities:
Group A Units	—	—		15,025,994
Group E Units	—	—		13,009,158
RSUs	—	—		2,605,627
RSAs	—	—		1,575,134
Warrants	(15,702)	1,051,428		—
Diluted	$(23,754)	26,565,792	$(0.89)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

Three Months Ended June 30, 2021	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$21,814	25,025,974	$0.87
Effect of dilutive securities:
Group A Units	283	16,019,506		—
Group E Units	—	12,387,325		—
RSUs	—	1,758,888		—
Warrants	—	—		4,338,015
Diluted	$22,097	55,191,693	$0.40

Six Months Ended June 30, 2022	Net Income (Loss) Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings (Loss) Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$8,830	26,052,478	$0.34
Effect of dilutive securities:
Group A Units	—	—		15,025,994
Group E Units	—	—		13,009,157
RSUs	—	—		2,557,642
RSAs	—	—		1,312,520
Warrants	(36,341)	1,558,579		—
Diluted	$(27,511)	27,611,057	$(1.00)

Six Months Ended June 30, 2021	Net Income (Loss) Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings (Loss) Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$1,521	24,442,940	$0.06
Effect of dilutive securities:
Group A Units	(19,079)	16,019,506		—
Group E Units	—	12,230,728		—
RSUs	—	1,536,519		—
Warrants	—	—		4,338,015
Diluted	$(17,558)	54,229,693	$(0.32)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

15. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Certain Amounts Related to Tax Receivable Agreement Liability
Amounts due to related parties relate primarily to future payments owed to certain former executive managing directors under the tax receivable agreement, as discussed further in Note 16. The tax receivable agreement liability was $178.8 million as of June 30, 2022, and $67.9 million of the balance was due to related parties. The Company made payments totaling $16.9 million and $7.2 million under the tax receivable agreement (inclusive of interest thereon) in the six months ended June 30, 2022 and 2021, respectively, of which $7.4 million and $3.9 million were paid to related parties. No payments were made in the three months ended June 30, 2022 and 2021, respectively.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
As of June 30, 2022 and December 31, 2021, respectively, approximately $1.0 billion and $910.5 million of the Company’s Assets Under Management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of June 30, 2022 and December 31, 2021, approximately 47% and 51%, respectively, of these Assets Under Management were not charged management fees or incentive income.
The following table presents management fees and incentive income charged on investments held by the Company’s executive managing directors, employees and certain other related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$1,320	$855	$2,159	$1,827
Incentive income	$1,533	$174	$2,031	$2,153
Commitment to Purchase Interest in BharCap Sponsor LLC.
In March 2021, the Company committed to acquire a non-controlling membership interest of BharCap Sponsor LLC, an entity managed by a member of the Company’s board of directors, in the amount of $3.0 million out of which $55 thousand was funded and subsequently written-off. As of June 1, 2022, BharCap Acquisition Corp’s registration statement filed with the SEC lapsed and the Company will not be funding any additional amounts in connection with the foregoing commitment.
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
JUNE 30, 2022

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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Sculptor Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of June 30, 2022, the estimated future payment under the tax receivable agreement was $178.8 million, which is recorded in the tax receivable agreement liability balance on the consolidated balance sheets.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

The table below presents management’s estimate as of June 30, 2022, of the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
July 1, 2022 to December 31, 2022	$29,483
2023	662
2024	15,120
2025	24,660
2026	23,602
2027	26,320
Thereafter	58,912
Total Payments	$178,759
Litigation
From time to time, the Company is involved in litigation and claims incidental to the conduct of the Company’s business. The Company is also subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over the Company and its business activities.
Investment Commitments
The Company has unfunded capital commitments of $143.2 million to certain funds it manages, of which $34.8 million relates to commitments to consolidated funds and $108.4 million relates to commitments of the Company to unconsolidated funds. Approximately $46.8 million of these commitments will be funded by contributions to the Company from certain employees and executive managing directors. The Company expects to fund these commitments over the approximately next six years. In addition, certain current and former executive managing directors of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $25.7 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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
Additionally, the Company has agreements with certain of the funds it manages to reimburse certain expenses in excess of an agreed-upon cap. During the six months ended June 30, 2022 and 2021 these amounts were not material.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

17. SUBSEQUENT EVENTS
Dividend
On August 3, 2022, the Company announced a cash dividend of $0.13 per Class A Share. The dividend is payable on August 22, 2022, to holders of record as of the close of business on August 15, 2022.
Share Repurchases
As discussed in Note 1, as of June 30, 2022, the Company repurchased 1,641,589 Class A Shares at a cost of $19.5 million for an average price of $11.87 per share through open market purchase transactions. Through August 1, 2022, we purchased 1,756,112 shares in aggregate at an average price of $11.68, resulting in a total buyback of $20.5 million of stock.

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
Overview
Overview of Our Business

Sculptor Capital is a leading institutional alternative asset manager, with approximately $36.8 billion in Assets Under Management as of July 1, 2022 and a global presence with offices in New York, London, Hong Kong, and Shanghai. We provide asset management services and investment products across Multi-Strategy, Credit, and Real Estate. We serve our global client base through our commingled funds, separate accounts, and specialized products. Our capabilities span all major geographies and asset classes. Our approach to asset management is based on the same fundamental elements that we have employed since Sculptor Capital was founded in 1994. Our distinctive investment process seeks to generate attractive and consistent risk-adjusted returns across market cycles through a combination of fundamental bottom-up research, a high degree of flexibility, a collaborative team, and integrated risk management. We currently serve a diverse global investor base with investment solutions across core capabilities in multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products and real estate funds.
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
Overview of Our Financial Results
As a global alternative asset manager, our results of operations are impacted by a variety of factors, including conditions in the global financial markets and economic and political environments. Financial markets severely corrected in the second quarter as investors collectively gauged the rising uncertainty of a deteriorating global growth outlook. This tops an already fraught market debate around record inflation, rising interest rates, and the immense value distortion of risk assets for much of the last two-plus years. From equities to bonds, the first half of 2022 has been one of the worst on record as 60/40 strategies suffered their weakest performance in 90 years. However, we believe both our funds, through their unconstrained investment style, and our platform, from our business diversification and strong balance sheet, are well positioned to navigate these challenging conditions.

As of June 30, 2022, our AUM was $36.9 billion, a decrease of $944.5 million from the prior year period. Our AUM decreased, primarily due to performance-related depreciation in multi-strategy funds, as well as distributions and other reductions in Institutional Credit Strategies and real estate funds, partially offset by net inflows in Institutional Credit Strategies and real estate funds. We continued our fundraising momentum for our multi-strategy funds with gross inflows of $776.5 million in the first half of 2022. We expanded our product offering through new products and new distribution channels, partnering with new and existing clients. In 2022, we held first closes for our Real Estate Credit Fund II, Tactical Credit Fund (“STAX”), the latest vintage in our series of seven closed-end opportunistic credit funds, and closed a $350.0 million structured alternative investment solution, which was tailored to meet the needs of insurance investors. Lastly, we launched two additional CLOs in the first half of 2022. These new launches further diversify our business by product, channel and vintage, continuing the trend of raising long term capital, as we grew our long-term AUM to 71% of our total AUM as of June 30, 2022.
We reported a GAAP net loss of $8.1 million in the second quarter of 2022, compared to net income of $21.8 million for the second quarter of 2021, and GAAP net income of $8.8 million in the first half of 2022, compared to net income of $1.5 million in the first half of 2021.
Management fees for the second quarter of 2022 were $71.8 million, a decrease of $4.8 million compared to the second quarter of 2021. Our management fees fell primarily due to Institutional Credit Strategies, driven by the one-time recovery of previously deferred subordinated management fees in the prior year as well as lower weighted-average management fee rates. We continue to issue new CLOs and reset older CLO vintages, which extends the duration of our AUM in Institutional Credit Strategies, but we have seen our average fee rate decline in these vehicles, bringing down management fees despite growth in AUM.
Incentive income was $44.6 million for the second quarter of 2022 driven by crystallizations and distributions in real estate funds, primarily from Sculptor Real Estate Fund III.
Expenses were $111.3 million for the second quarter of 2022, up $22.7 million from the second quarter of 2021 driven by higher compensation and benefits expense, which included higher bonus expense primarily as a result of higher real estate incentive income profit sharing, and higher equity-based compensation expense. Additionally, general, administrative and other expenses were higher due to higher professional services expenses.
Other loss for the second quarter of 2022 increased compared 2021, as a result of losses on our investments and losses of consolidated entities in the second quarter of 2022. These were partially offset by a decrease in the fair value of warrants to purchase our Class A Shares, as well as losses on retirement of debt incurred in the prior year period in connection with $224.4 million of prepayments of the 2020 Term Loan.
Economic Income was $32.6 million for the second quarter of 2022, compared to $75.1 million for the second quarter of 2021. Economic Income was $61.8 million for the first half of 2022, compared to $116.0 million in the first half of 2021. The decreases were primarily due to lower incentive income, higher compensation and benefits expenses from incentive income profit sharing and lower management fees.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Managing Business Performance
Our financial results are primarily driven by the combination of our AUM and the investment performance of our funds. Both of these factors directly affect the revenues we earn from management fees and incentive income. Growth in AUM in our funds and positive investment performance of our funds drive growth in our revenues and earnings. Conversely, poor investment performance slows our growth by decreasing our AUM and increasing the potential for redemptions from our funds, which would have a negative effect on our revenues and earnings.
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
Information with respect to our AUM throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of June 30, 2022, approximately 3% of our AUM represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 47% of these affiliated AUM are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund or vehicle, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

Summary of Changes in AUM
The tables below present the changes to our AUM for the respective periods based on the type of funds or investment vehicles we manage.

	Three Months Ended June 30, 2022
	March 31, 2022	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	June 30, 2022

	(dollars in thousands)
Multi-strategy funds	$11,076,217	$(137,889)	$—	$(1,188,851)	$—	$9,749,477
Credit
Opportunistic credit funds	6,309,552	75,275	(103,589)	(254,941)	—	6,026,297
Institutional Credit Strategies	16,657,708	123,637	(52,195)	(2,801)	(266,485)	16,459,864
Real estate funds	4,590,385	77,782	(33,348)	333	(11,200)	4,623,952
Total	$38,633,862	$138,805	$(189,132)	$(1,446,260)	$(277,685)	$36,859,590

	Three Months Ended June 30, 2021
	March 31, 2021	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	June 30, 2021

	(dollars in thousands)
Multi-strategy funds	$10,918,733	$119,155	$(36)	$267,940	$—	$11,305,792
Credit
Opportunistic credit funds	6,552,499	(307,334)	(5,361)	227,610	—	6,467,414
Institutional Credit Strategies	15,652,429	725,922	(727,594)	208	4,033	15,654,998
Real estate funds	4,250,757	239,280	(114,467)	275	—	4,375,845
Total	$37,374,418	$777,023	$(847,458)	$496,033	$4,033	$37,804,049

	Six Months Ended June 30, 2022
	December 31, 2021	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	June 30, 2022

	(dollars in thousands)
Multi-strategy funds	$11,112,445	$172,722	$(49)	$(1,535,641)	$—	$9,749,477
Credit
Opportunistic credit funds	6,350,474	(22,853)	(103,589)	(197,735)	—	6,026,297
Institutional Credit Strategies	16,052,406	920,280	(153,396)	(2,947)	(356,479)	16,459,864
Real estate funds	4,544,862	214,393	(119,780)	333	(15,856)	4,623,952
Total	$38,060,187	$1,284,542	$(376,814)	$(1,735,990)	$(372,335)	$36,859,590

	Six Months Ended June 30, 2021
	December 31, 2020	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	June 30, 2021

	(dollars in thousands)
Multi-strategy funds	$10,504,024	$197,392	$(759)	$605,135	$—	$11,305,792
Credit
Opportunistic credit funds	6,287,777	(424,411)	(10,961)	615,009	—	6,467,414
Institutional Credit Strategies	15,697,827	1,035,394	(768,542)	417	(310,098)	15,654,998
Real estate funds	4,308,648	378,420	(312,823)	1,600	—	4,375,845
Total	$36,798,276	$1,186,795	$(1,093,085)	$1,222,161	$(310,098)	$37,804,049
_______________
(1)Includes transfers between Sculptor funds.
(2)Includes the effects of changes in the par value of the underlying collateral of the CLOs, foreign currency translation changes in the measurement of AUM of our European CLOs and other funds, and changes in the portfolio appraisal value for aircraft securitization vehicles. For FP AUM, this also includes movements in or out of FP AUM.
AUM totaled $36.9 billion as of June 30, 2022. In the six months ended June 30, 2022, AUM decreased by $1.2 billion, driven by performance-related depreciation of $1.7 billion, primarily from multi-strategy funds, a decrease of $294.9 million due to the effects of foreign currency translation adjustments on CLOs, and distributions and other reductions of $376.8 million, driven primarily by distributions from our CLOs and real estate funds. These decreases were partially offset by net inflows of $1.3 billion across Institutional Credit Strategies, multi-strategy and real estate funds.
AUM net inflows of $1.3 billion were comprised of (i) $2.1 billion of gross inflows, driven by $958.2 million in Institutional Credit Strategies, from the launch of additional CLOs, $698.7 million in multi-strategy funds and $214.4 million in real estate funds, driven by the launch of Real Estate Credit Fund II; and (ii) $762.2 million of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds. In 2022, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from high net worth and family offices, sovereign wealth and corporates, and pensions, while pensions, fund-of-funds, and high net worth and family offices were the largest source of gross outflows.
Distributions and other reductions of $376.8 million were driven primarily by $153.4 million of distributions from Institutional Credit Strategies as a result of paydowns in certain of our CLOs, and $119.8 million of distributions from our real estate funds as a result of realizations.

In the six months ended June 30, 2021, our funds experienced performance-related appreciation of $1.2 billion, net inflows of $1.2 billion and a decrease of $310.1 million primarily due to the effects of changes in par value of underlying collateral of the CLOs. The net inflows were comprised of (i) $2.2 billion of gross inflows, driven by $1.0 billion in Institutional Credit Strategies, primarily driven by the launch of additional CLOs, and $760.2 million in multi-strategy funds; and (ii) $1.0 billion of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds. Distributions and other reductions of $1.1 billion were driven primarily by $768.5 million of distributions from Institutional Credit Strategies as a result of a wind down of a CLO, and $312.8 million of distributions from our real estate funds, as a result of realizations in our real estate funds. In 2021, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from high net worth and family offices, sovereign wealth and corporates, and fund-of-funds, while pensions and fund-of-funds were the largest source of gross outflows.

Summary of Changes in FP AUM
The tables below present the changes to our FP AUM for the respective periods based on the type of funds or investment vehicles we manage. FP AUM represents the AUM on which we earn management fees and / or incentive income.

	Three Months Ended June 30, 2022
	March 31, 2022	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	June 30, 2022

	(dollars in thousands)
Multi-strategy funds	$10,837,660	$(145,836)	$—	$(1,160,088)	$8,915	$9,540,651
Credit
Opportunistic credit funds	5,730,008	71,312	(100,715)	(251,223)	50,531	5,499,913
Institutional Credit Strategies	11,337,931	136,884	(29,665)	(2,346)	(206,992)	11,235,812
Real estate funds	3,923,995	52,211	(30,724)	—	(51,200)	3,894,282
Total	$31,829,594	$114,571	$(161,104)	$(1,413,657)	$(198,746)	$30,170,658

	Three Months Ended June 30, 2021
	March 31, 2021	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	June 30, 2021

	(dollars in thousands)
Multi-strategy funds	$10,708,351	$80,973	$(35)	$260,030	$12,841	$11,062,160
Credit
Opportunistic credit funds	5,895,539	(297,453)	(5,358)	225,345	61,244	5,879,317
Institutional Credit Strategies	12,226,454	436,667	(411,144)	45	(153,932)	12,098,090
Real estate funds	3,559,184	422,876	(101,194)	—	275	3,881,141
Total	$32,389,528	$643,063	$(517,731)	$485,420	$(79,572)	$32,920,708

	Six Months Ended June 30, 2022
	December 31, 2021	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	June 30, 2022

	(dollars in thousands)
Multi-strategy funds	$10,877,541	$158,142	$(49)	$(1,500,539)	$5,556	$9,540,651
Credit
Opportunistic credit funds	5,742,605	(26,223)	(100,715)	(194,872)	79,118	5,499,913
Institutional Credit Strategies	11,142,956	458,449	(67,852)	(2,360)	(295,381)	11,235,812
Real estate funds	3,875,427	162,211	(87,487)	—	(55,869)	3,894,282
Total	$31,638,529	$752,579	$(256,103)	$(1,697,771)	$(266,576)	$30,170,658

	Six Months Ended June 30, 2021
	December 31, 2020	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	June 30, 2021

	(dollars in thousands)
Multi-strategy funds	$10,319,387	$137,207	$(35)	$594,026	$11,575	$11,062,160
Credit
Opportunistic credit funds	5,964,678	(395,464)	(5,358)	605,968	(290,507)	5,879,317
Institutional Credit Strategies	12,694,258	589,411	(449,492)	89	(736,176)	12,098,090
Real estate funds	3,575,828	558,753	(255,037)	—	1,597	3,881,141
Total	$32,554,151	$889,907	$(709,922)	$1,200,083	$(1,013,511)	$32,920,708
_______________
(1)Includes transfers between Sculptor funds.
(2)Includes the effects of changes in the par value of the underlying collateral of the CLOs, foreign currency translation changes in the measurement of AUM of our European CLOs and other funds, and changes in the portfolio appraisal value for aircraft securitization vehicles. For FP AUM, this also includes movements in or out of FP AUM.
FP AUM totaled $30.2 billion as of June 30, 2022. FP AUM is lower than AUM primarily due to:
•Amounts held by our employees or other related parties who do not pay fees in our multi-strategy funds, opportunistic credit funds, and real estate funds
•Uncalled capital for funds where we do not earn management fees until it is invested for our opportunistic credit funds and real estate funds; and
•Fee rebates when our funds invest in the equity of CLOs in Institutional Credit Strategies, in addition to the AUM associated with the structured alternative investment solution, which will become FP AUM once it is invested in our funds. Refer to the “Institutional Credit Strategies” section below for further details.
In the six months ended June 30, 2022, FP AUM decreased by $1.5 billion, driven largely by the drivers discussed in the Summary of Changes in AUM section above. FP AUM as a percentage of AUM decreased during the period due to an increase in the amount of CLO equity held by our funds for which there is no fee.
The table below presents our weighted-average FP AUM and average management fee rates for our FP AUM. Weighted-average FP AUM exclude the impact of second quarter investment performance for the periods presented, as these amounts generally do not impact management fees calculated for those periods. Our average management fee may vary from period to period based on the mix of products that comprise our FP AUM. The average management fee rates below consider management fees on an Economic Income basis. For reconciliations of our non-GAAP measures to the respective GAAP measures, please see “—Economic Income Reconciliations” at the end of this MD&A.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Weighted-average fee-paying assets under management	$31,728,559	$31,919,091	$31,824,604	$32,259,491
Average management fee rates	0.84%	0.89%	0.85%	0.87%
Fund Performance Information
The tables below present performance information for the funds we manage. The return information presented represents, where applicable, the composite performance of all feeder funds that comprise each of the master funds presented. Gross return information is generally calculated using the total return of all feeder funds, net of all fees and expenses except management fees and incentive income of such feeder funds and master funds, and the returns of each feeder fund include the reinvestment of all dividends and other income. Net return information is generally calculated as the gross returns less management fees and incentive income. Return information that includes Special Investments excludes incentive income on unrealized gains attributable to such investments, which could reduce returns at the time of realization. Special Investments and initial public offering investments are not allocated to all investors in the funds, and investors that were not allocated Special Investments and initial public offering investments may experience materially different returns.
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
Multi-Strategy Funds
Our multi-strategy funds invest globally in high-conviction investment ideas across asset classes, regions and investment strategies with a primary focus is on idiosyncratic opportunities where return drivers are less sensitive to direction of broader financial markets and which tend to arise when value is obscured by attributes such as complexity, corporate actions, market dislocations, or investor misunderstandings. Additionally, we have the flexibility to take on market-directional risk when we believe that broad market dislocations have created asymmetric upside/downside potential.
The table below presents AUM and investment performance for our multi-strategy funds. AUM are generally based on the net asset value of these funds plus any unfunded commitments, if applicable. Management fees generally range from 1.00% to 2.00% annually of FP AUM. For the second quarter of 2022, our multi-strategy funds had an average management fee rate of 1.27% of FP AUM.
We generally crystallize incentive income from the majority of our multi-strategy funds on an annual basis. Incentive income is generally equal to 20% of the realized and unrealized profits attributable to each investor. A portion of the AUM in each of the Sculptor Master Fund and our other multi-strategy funds is subject to initial commitment periods of three years, and for certain of these assets, we only earn incentive income once profits attributable to an investor exceed a preferential return, or “hurdle rate,” which is generally equal to the 3-month T-bill rate for our multi-strategy funds. Once the investment performance has exceeded the hurdle rate for these assets, we may receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets upon crystallization at the end of the multi-year commitment period.

			Returns for the Six Months Ended June 30,				Annualized Returns Since Inception Through June 30, 2022
	Assets Under Management as of June 30,		2022		2021
	2022	2021	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Sculptor Master Fund(1)	$9,031,780	$10,343,152	-12.6%	-13.2%	8.2%	5.9%	15.6%	(2)	10.7%	(2)
Sculptor Enhanced Master Fund	706,133	952,657	-17.6%	-18.3%	4.9%	3.4%	10.5%		6.4%
Other funds	11,564	9,983	n/m	n/m	n/m	n/m	n/m		n/m
	$9,749,477	$11,305,792
_______________
n/m not meaningful
(1)The returns for the Sculptor Master Fund exclude Special Investments. Special Investments in the Sculptor Master Fund are held by investors representing a small percentage of AUM in the fund. Inclusive of these Special Investments, the returns of the Sculptor Master Fund for the six months ended June 30, 2022 were -12.2% gross and -12.8% net, for the six months ended June 30, 2021 were 8.3% gross and 6.1% net, and annualized since inception through June 30, 2022 were 15.4% gross and 10.6% net.
(2)The annualized returns since inception are those of the Sculptor Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Sculptor Master

Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of June 30, 2022, the annualized returns since the Sculptor Master Fund’s inception on January 1, 1998 were 12.5% gross and 8.2% net excluding Special Investments and 12.2% gross and 8.1% net inclusive of Special Investments.
AUM in our multi-strategy funds decreased by $1.6 billion, or 14%, year-over-year. This was driven primarily by $1.6 billion of performance-related depreciation, partially offset by $75.3 million of net inflows.
Our funds exhibited resilience in the face of extreme market stress during the quarter and experienced a portion of the market volatility. Our multi-strategy approach affirmed its value as it dampened volatility. In the first half of 2022, the Sculptor Master Fund generated a gross return of -12.6% and a net return of -13.2%. Equities was the largest detractor for the quarter, although the fund also faced losses in credit strategies.
In the first half of 2021, the Sculptor Master Fund generated a gross return of 8.2% and a net return of 5.9%. The fund profited from positions within fundamental equities, corporate credit, structured credit and merger arbitrage, while proactive risk management provided downside protection during a period of pronounced factor volatility in equity markets.
Credit

	Assets Under Management as of June 30,
	2022	2021

	(dollars in thousands)
Opportunistic credit funds	$6,026,297	$6,467,414
Institutional Credit Strategies	16,459,864	15,654,998
	$22,486,161	$22,122,412
Opportunistic Credit Funds
Our opportunistic credit funds seek to generate risk-adjusted returns by capturing value in mispriced investments across disrupted, dislocated and distressed corporate, structured and private credit markets globally.
Within our Opportunistic Credit strategy, we manage open-ended and closed-ended funds on behalf of investors. In our open-ended funds, we allow for contributions and redemptions (subject to initial lock-up and notice periods) on a periodic basis, similar to our multi-strategy funds. In our closed-ended funds, investors commit capital that is funded over an investment period. Upon the expiration of the investment period, the investments are then sold or realized over a period of time, and distributions are made to the investors in the fund.
AUM for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments, if applicable. Management fees for our opportunistic credit funds generally range from 0.75% to 1.75% annually of the net asset value of these funds. For the second quarter of 2022, our opportunistic credit funds had an average management fee rate of 0.88% of FP AUM.

The table below presents AUM and investment performance information for certain of our opportunistic credit funds. Incentive income related to these funds (excluding the closed-end opportunistic fund, which is explained further below) is generally equal to 20% of realized and unrealized profits attributable to each investor, and a portion of these AUM is subject to hurdle rates, which are generally 5% to 8% for our open-end opportunistic credit funds. Once the cumulative investment performance has exceeded the hurdle rate, we may receive a “catch-up” allocation, resulting in the potential recognition by us of a full 20% of the net profits attributable to investors in these funds. The measurement periods for these AUM generally range from one to five years.
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

			Returns for the Six Months Ended June 30,				Annualized Returns Since Inception Through June 30, 2022
	Assets Under Management as of June 30,		2022		2021
	2022	2021	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Sculptor Credit Opportunities Master Fund(1)	$1,904,832	$2,336,582	-2.4%	-2.8%	14.6%	11.7%	13.2%	9.3%
Customized Credit Focused Platform	3,827,891	3,792,908	See below for return information on our Customized Credit Focused Platform.
Closed-end opportunistic credit funds	293,574	337,924	See below for return information on our closed-end opportunistic credit funds.
	$6,026,297	$6,467,414
_______________
(1)The returns for the Sculptor Credit Opportunities Master Fund exclude Special Investments, which are held by investors representing a small percentage of AUM in the fund. Inclusive of these Special Investments, the returns of the Sculptor Credit Opportunities Master Fund for the six months ended June 30, 2022 were -2.4% gross and -2.8% net, for the six months ended June 30, 2021 were 14.6% gross and 11.8% net, and annualized since inception through June 30, 2022 were 12.9% gross and 9.1% net.
AUM in our opportunistic credit funds decreased by $441.1 million, or 7%, year-over-year. This was driven primarily by $398.2 million of net outflows, offset by $88.2 million of performance-related appreciation and $85.0 million related to the first closing STAX, which is the latest vintage in our series of seven closed-end opportunistic credit funds. We continue to raise capital for STAX and held a second closing on July 1 with $250.0 million, bringing total committed capital to $370.0 million. We plan to hold additional closes throughout the year and have seen previous periods of market volatility act as a catalyst for capital raising in these types of strategies.
In the first half of 2022, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of -2.4% and a net return of -2.8%. The fund delivered strong results as compared to Global High Yield and global equities. In 2022, the fund experienced losses in corporate credit and structured credit.
In the first half of 2021, the Sculptor Credit Opportunities Master Fund generated a gross return of 14.6% and a net return of 11.7%. The fund continued to see contributions to performance from exposure added in the depths of the dislocation. Corporate credit led performance from additional positive development across a variety of our largest process driven investments in both the U.S. and Europe. The portfolio benefited from the successful progression of a number of long-term restructurings where we had added to our exposure over the past year at and near pricing lows.

Our Customized Credit Focused Platform invests in a flexible credit mandate across the credit spectrum to allow timely investments as market conditions change and dislocate. The table below presents investment performance for the fund.

	Weighted Average Return for the Six Months Ended June 30,(2)				Inception to Date as of June 30, 2022
	2022		2021		IRR		Net Invested Capital Multiple(5)
Customized Credit Focused Platform	Gross	Net	Gross	Net	Gross(3)	Net(4)
Opportunistic Credit Performance(1)	-4.6%	-4.0%	14.1%	11.3%	14.8%	11.2%	2.5x
_______________
(1)Performance presented is for the opportunistic credit strategies in the Customized Credit Focused Platform. As of June 30, 2022, approximately 93% of the invested capital in the Customized Credit Focused Platform is invested in the Platform’s opportunistic credit strategies.
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

	Assets Under Management as of June 30,		Inception to Date as of June 30, 2022
	2022	2021	Total Commitments	Total Invested Capital(1)	Gross IRR(2)	Net IRR(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Sculptor Tactical Credit Fund (2022 - 2025)(5)	83,651	—	119,940	85,142	n/m	n/m	n/m
Sculptor European Credit Opportunities Fund (2012-2015)	—	—	459,600	305,487	15.7%	11.8%	1.5x
Sculptor Structured Products Domestic Fund II (2011-2014)	—	10,956	326,850	326,850	19.2%	15.1%	2.1x
Sculptor Structured Products Offshore Fund II (2011-2014)	—	9,967	304,531	304,531	16.5%	12.9%	1.9x
Sculptor Structured Products Offshore Fund I (2010-2013)	—	3,907	155,098	155,098	23.7%	18.9%	2.1x
Sculptor Structured Products Domestic Fund I (2010-2013)	3,423	4,242	99,986	99,986	22.6%	18.0%	2.0x
OZ Global Credit Master Fund I (2008-2009)	—	—	214,141	214,141	5.5%	4.2%	1.1x
Other funds	206,500	308,852	428,940	284,582	n/m	n/m	n/m
	$293,574	$337,924	$2,109,086	$1,775,817
_______________
n/m not meaningful
(1)Represents funded capital commitments net of recallable distributions to investors.

(2)Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of June 30, 2022, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.
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
(5)This fund is in the first year of deployment; therefore, IRR and MOIC information is not presented, as it is not meaningful.
Institutional Credit Strategies
Institutional Credit Strategies is our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs, aircraft securitization vehicles, CBOs, and other customized solutions for clients.
AUM for Institutional Credit Strategies are generally based on the amount of equity outstanding for CLOs and CBOs (during the warehouse period), the par value of the collateral assets and cash held for CLOs and CBOs (after the warehouse period), and adjusted portfolio appraisal values for the aircraft collateral within the securitization vehicles. AUM also includes the net asset value of other investment vehicles within the strategy. However, AUM are reduced for any investments in CLOs and securitization vehicles held by our other funds. Management fees for Institutional Credit Strategies generally range from 0.25% to 0.50% annually of AUM. For the second quarter of 2022, Institutional Credit Strategies had an average management fee rate of 0.40% net of rebates on cross-investments from other funds we manage.
Given market pressures, average fee rates in our Institutional Credit Strategies business decreased in line with the broader market trends. We continue to issue new CLOs and reset older CLO vintages, which extends the duration of our AUM and we believe may lead to enhanced returns to our investors.
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
During the first quarter of 2022, we closed on a $350.0 million structured alternative investment solution, which was tailored to meet the needs of insurance investors. The financing vehicle issued senior and subordinated notes to investors and used those proceeds to invest in a diversified portfolio of funds managed by us. Prior to investing in the portfolio of funds, the AUM is included within Institutional Credit Strategies. Upon investment in the funds, which began during April 2022, we earn management and incentive fees based on the terms of the underlying funds in which the vehicle invests and the associated AUM is included in those funds.

	Most Recent Launch or Refinancing Year		Assets Under Management as of June 30,
		Deal Size	2022	2021

		(dollars in thousands)
Collateralized loan obligations	2017	$1,658,282	$1,024,627	$1,024,781
	2018	5,315,728	4,038,908	4,807,567
	2019	653,250	—	—
	2020	1,868,287	1,673,813	1,713,880
	2021	8,174,069	6,981,035	6,814,580
	2022	852,334	783,981	—
		18,521,950	14,502,364	14,360,808

Aircraft securitization vehicles	2018	696,000	432,723	475,415
	2019	1,128,000	299,178	357,369
	2020	472,732	173,943	172,738
	2021	821,529	591,256	—
		3,118,261	1,497,100	1,005,522

Collateralized bond obligation	2021	367,050	286,141	273,987

Other funds			174,259	14,681
		$22,007,261	$16,459,864	$15,654,998
AUM in Institutional Credit Strategies totaled $16.5 billion as of June 30, 2022, increasing $804.9 million, or 5%, year-over-year. The year-over-year increase in AUM in Institutional Credit Strategies was driven primarily by the launches of five CLOs and a non-fee paying aircraft securitization vehicle, partially offset by the redemption and amortization of certain of our CLOs, as a result of natural life-cycle events, and decreases driven by foreign currency translation adjustments and changes in underlying collateral value.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets. We seek to build portfolios that are balanced between traditional and non-traditional asset classes, employing moderate leverage, using creative structures and targeting high cash-on-cash returns.
AUM for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. AUM are reduced for unfunded commitments that will be funded through transfers from other funds. AUM for the special purpose acquisition company (“SPAC”) sponsored by us includes the proceeds raised in the initial public offering that are currently held in a trust for use in a business combination. The SPAC AUM is non-fee paying, and our AUM will be reduced if and when the SPAC undergoes a business combination or in the event of its liquidation. Management fees for our real estate funds, exclusive of co-investment vehicles, generally range from 0.50% to 1.50% annually of FP AUM, however, management fees for Sculptor Real Estate Credit Fund I are based on invested capital both during and after the investment period. For the second quarter of 2022, our real estate funds, inclusive of co-investment vehicles, had an average management fee rate of 0.86% of FP AUM.
The tables below present AUM, investment performance and other information for our real estate funds. The amounts included within “co-investment and other funds” below mainly relate to co-investment vehicles in which we partner with clients on investment opportunities, typically with lower fees.
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

	Assets Under Management as of June 30,
	2022	2021

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I (2005-2010)	$—	$—
Sculptor Real Estate Fund II (2011-2014)	20,413	26,148
Sculptor Real Estate Fund III (2014-2019)	251,089	327,771
Sculptor Real Estate Fund IV (2019-2023)	2,593,626	2,593,365
Sculptor Real Estate Credit Fund I (2015-2020)	375,001	345,914
Sculptor Real Estate Credit Fund II (2022-2025)	136,035	—
Co-investment and other funds	1,247,788	1,082,647
	$4,623,952	$4,375,845

	Inception to Date as of June 30, 2022
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$408,081	$386,298	$847,612	25.5%	16.1%	2.2x	$386,298	$847,612	25.5%	2.2x
Sculptor Real Estate Fund II	839,508	762,588	1,611,953	32.9%	21.8%	2.1x	762,588	1,611,953	32.9%	2.1x
Sculptor Real Estate Fund III	1,500,000	1,101,784	2,137,145	30.2%	16.4%	1.9x	920,933	1,867,810	34.3%	2.0x
Sculptor Real Estate Fund IV(7)	2,596,024	916,080	1,141,061	n/m	n/m	n/m	293,006	440,611	n/m	n/m
Sculptor Real Estate Credit Fund I	736,225	677,221	861,513	18.5%	13.3%	1.3x	338,375	456,642	20.3%	1.3x
Sculptor Real Estate Credit Fund II(7)	136,235	n/m	n/m	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Co-investment and other funds	1,357,509	1,181,282	1,485,151	n/m	n/m	n/m	196,791	353,206	n/m	n/m
	$7,573,582	$5,025,253	$8,084,435				$2,897,991	$5,577,834

	Unrealized Investments as of June 30, 2022
	Invested Capital	Total Value	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$—	$—	—
Sculptor Real Estate Fund II	—	—	—
Sculptor Real Estate Fund III	180,851	269,335	1.5x
Sculptor Real Estate Fund IV(7)	623,074	700,450	n/m
Sculptor Real Estate Credit Fund I	338,845	404,871	1.2x
Sculptor Real Estate Credit Fund II(7)	n/m	n/m	n/m
Co-investment and other funds	984,491	1,131,944	n/m
	$2,127,261	$2,506,600
_______________
n/m not meaningful
(1)An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.
(2)Invested capital represents total aggregate contributions made for investments by the fund.
(3)Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of June 30, 2022. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of June 30, 2022.
(4)Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of June 30, 2022, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.
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
(7)These funds have invested less than half of their committed capital; therefore, IRR and MOIC information is not presented, as it is not meaningful. Sculptor Real Estate Credit Fund II total commitments include $34.3 million associated with the structure alternative investment solution.
AUM in our real estate funds totaled $4.6 billion as of June 30, 2022, increasing $248.1 million, or 6%, year-over-year due to net inflows of $544.3 million, primarily due to the launch of our SPAC and the first closing of Sculptor Real Estate Credit Fund II. This was partially offset by $277.5 million of distributions and other reductions, primarily related to Sculptor Real Estate Fund III, Sculptor Real Estate Credit Fund I, and various other real estate funds, as these funds are harvesting investments and making distributions. Our real estate funds continue to deploy capital and generate strong returns with a 16.4% annualized net return in Sculptor Real Estate Fund III and a 13.3% annualized net return in Sculptor Real Estate Credit Fund I.

Longer-Term AUM and Accrued But Unrecognized Incentive Income (“ABURI”)
As of June 30, 2022, approximately 71% of our AUM was subject to initial commitment periods of three years or longer, excluding AUM that had initial commitment periods of three years or longer and subsequently moved to shorter commitment periods at the end of their initial commitment period. The table below presents the amount of these AUM.

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Multi-strategy funds	$459,873	$458,242
Credit
Opportunistic credit funds	4,606,318	4,773,980
Institutional Credit Strategies	16,446,064	16,038,071
Real estate funds	4,623,952	4,544,862
	$26,136,207	$25,815,155
Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. These amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information.
Our longer-term AUM has continued to increase over time, as our product mix continues to shift toward longer-duration products. Longer-term AUM has increased from 26% in 2013 to 45% in 2016 to 71% as of June 30, 2022, driven by growth in opportunistic credit, Institutional Credit Strategies and real estate funds. During the first quarter, longer-term AUM increased from the launch of a structured alternative investment solution, which was tailored to insurance investors and provides exposure to our funds across the platform in a long-dated format. Longer-term AUM creates stability in our platform and provides more consistency in our management fee earnings.
The table below presents the changes in the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues (ABURI) during the six months ended June 30, 2022:

	December 31, 2021	Recognized Incentive Income	Performance	June 30, 2022
	(dollars in thousands)
Multi-strategy funds	$5,246	$(401)	$(4,119)	$726
Credit
Opportunistic credit funds	98,674	(10,417)	(31,582)	56,675
Real estate funds	122,940	(46,881)	54,995	131,054
	$226,860	$(57,699)	$19,294	$188,455
Incentive income, if any, on our longer-term AUM is based on the cumulative investment performance generated over the respective commitment period. As of June 30, 2022, our ABURI was $188.5 million, down $38.4 million in the first half of 2022 primarily from the crystallization of ABURI into incentive income. In real estate, we generated $55.0 million of performance for the year which was largely crystallized during the period. During the first half of the year, the opportunistic credit funds reversed a portion of previously accrued ABURI due to performance.
Our ABURI from longer-term AUM generally comprise the following:
•Multi-strategy funds. Multi-strategy ABURI is derived from clients in the three-year liquidity tranche, where incentive income other than tax distributions will be recognized at the end of each client’s three-year period.
•Opportunistic credit funds. Opportunistic credit funds ABURI is derived from three sources:
◦Clients in the three-year and four-year liquidity tranches of an open-end opportunistic credit fund, where incentive income other than tax distributions will be recognized at the end of each client’s three-year or four-year period.

◦Long-dated closed-end opportunistic credit funds, where incentive income will be recognized during each fund’s harvest period after invested capital and a preferred return has been distributed to the clients, other than tax distributions.
◦The Customized Credit Focused Platform, where incentive income is recognized at the end of a multi-year term; previously crystallized on December 31, 2020, other than tax distributions.
•Real estate funds. Real Estate ABURI is derived from long-dated real estate funds, where incentive income will start to be recognized following the completion of each fund’s investment period as investments are realized and after invested capital and a preferred return has been distributed to the clients other than tax distributions.
Certain ABURI amounts will generally have compensation expense (on an Economic Income Basis) that will reduce the amount ultimately realized on a net basis. Compensation expense relating to ABURI from our real estate funds is generally recognized at the same time the related incentive income revenue is recognized as the compensation is structured as carried interest in these vehicles. Compensation expense relating to ABURI generated from our multi-strategy funds and opportunistic credit funds is generally recognized in the fourth quarter of the year the underlying fund performance is generated which may not occur at the same time that the related revenues are generated.
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
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of AUM at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of AUM, the relative magnitude and timing of inflows and redemptions during the respective quarter, the impact of differing management fee rates charged on those inflows and redemptions, as well as the impact of the deferral of subordinated management fees from certain CLOs. See “—Weighted-Average FP AUM and Average Management Fee Rates” for information on our average management fee rate and Note 12 to our consolidated financial statements in our Annual Report for additional information regarding management fees.
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
Net (Losses) Gains of Consolidated Entities. Net (losses) gains of consolidated entities primarily consist of changes in the fair value of warrant liabilities related to our consolidated SPAC and gains (losses) on investments held by consolidated entities, as well as changes in the fair value of the structured alternative investment solution’s assets and liabilities and related interest and other income.
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

Results of Operations
Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021
Net (Loss) Income Attributable to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders	$(8,052)	$21,814	$8,830	$1,521
Refer below for the discussion of the contributing factors to changes in Net (Loss) Income Attributable to Class A Shareholders from the prior year.
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Management fees	$71,770	$76,610	$145,207	$150,571
Incentive income	44,580	59,544	66,222	107,348
Other revenues	2,520	1,778	4,950	3,359
Income of consolidated entities	311	—	150	3
Total Revenues	$119,181	$137,932	$216,529	$261,281
Total revenues for the quarter-to-date period were $119.2 million, decreasing $18.8 million from the prior year period, primarily due to the following:
•A $4.8 million decrease in management fees, primarily due to the following:
•Institutional Credit Strategies. A $4.6 million decrease due to the recovery of $2.6 million of previously deferred subordinated management fees in the prior year period, as well as natural life cycle events within our existing CLOs which drove down our average net fee rate. Such life cycle events include: (i) a reduction in AUM in certain of our CLOs due to distributions; (ii) the redemptions of certain of our CLOs during 2021; and (iii) new issuances and refinancing transactions priced at lower rates. These decreases were partially offset by an increase in management fees driven by the launches of several CLOs.
• Management fees in our multi-strategy, opportunistic credit, and real estate funds remained relatively flat year-over-year.
See “—Managing Business Performance—Weighted-Average FP AUM and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $15.0 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $56.0 million decrease in incentive income, which was driven by investors that crystallize off cycle and for which the trailing twelve month return was lower year -over-year.
•Opportunistic credit funds. A $3.4 million decrease in incentive income from our opportunistic credit funds, which was driven a lower trailing twelve month return year-over year in Sculptor Credit Opportunities Master Fund.
•Real estate funds. A $44.4 million increase in incentive income, which was driven by crystallizations and realizations, primarily in Sculptor Real Estate Fund III, as the fund is realizing investments during its harvest period.
•A $742 thousand increase in other revenues driven by an increase in sublease income as a result of the subleasing of a portion of our office space in New York City in the third quarter of 2021, as well as an increase in interest income from our risk retention investments in our CLOs from new CLO issuances.
Total revenues for the year-to-date period were $216.5 million, decreasing $44.8 million year over year, primarily due to the following:
•A $5.4 million decrease in management fees, primarily due to the following:
•Multi-strategy funds. A $4.0 million increase due to higher average net management fee rates.
•Institutional Credit Strategies. An $8.1 million decrease due to the recovery of $3.2 million previously deferred subordinated management fees in the prior year period, as well as natural life cycle events within our existing CLOs which drove down our average net fee rate.
•Opportunistic credit and Real estate funds. Management fees remained relatively flat year-over-year.
See “—Managing Business Performance—Weighted-Average FP AUM and Average Management Fee Rates” above for information regarding our average management fee rates.
•A $41.1 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. An $81.0 million decrease in incentive income, which was driven by investors that crystallize off cycle and for which the trailing twelve month return was lower year over year, as well as lower tax distributions.
•Opportunistic credit funds. A $7.7 million increase in incentive income, which was primarily driven by tax distributions, as well as from investors with off cycle crystallization periods. These increases were partially offset by less incentive income from certain of our closed-ended credit funds.
•Real estate funds. A $32.2 million increase in incentive income primarily due to realizations in Sculptor Real Estate Fund III.
•A $1.6 million increase in other revenues driven by an increase in sublease income as a result of the subleasing of a portion of our office space in New York City, as well as an increase in interest income from our risk retention investments in our CLOs from new CLO issuances and warehouse vehicles.
Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Compensation and benefits	$79,743	$59,447	$157,528	$148,681
Interest expense	3,427	4,135	6,712	9,003
General, administrative and other	26,425	25,022	53,741	52,398
Expenses of consolidated entities	1,668	—	1,912	2
Total Expenses	$111,263	$88,604	$219,893	$210,084
Total expenses for the quarter-to-date period were $111.3 million, increasing $22.7 million, primarily due to the following:

•A $20.3 million increase in compensation and benefits expenses driven by the following:
•$10.8 million increase in real estate incentive income profit sharing expense primarily as a result of realizations in Sculptor Real Estate Fund III.
•Equity-based compensation expenses increased by $8.8 million, primarily due to an $11.9 million increase in RSAs and Group P Units, which were granted in the fourth quarter of 2021 and the first quarter of 2022. These increases were partially offset by a $3.2 million decrease in amounts related to Group E Units, as the remaining units are being amortized on an accelerated basis (i.e., each tranche is being amortized over its respective service period), resulting in decreasing expenses in each subsequent vesting year on these awards.
•Salaries and benefits increased by $1.3 million.
•A $1.7 million increase in expenses of consolidated funds, primarily due to the activity of the structured alternative investment solution that was consolidated in the first quarter of 2022.
•A $1.4 million increase in general, administrative and other expenses, primarily due to an increase in professional services expenses driven by higher legal expenses, partially offset by foreign currency transaction gains.
•An offsetting $708 thousand decrease in interest expense, primarily due to lower average outstanding debt balance as we repaid $224.4 million under the 2020 Term Loan in 2021.
Total expenses for the year-to-date period were $219.9 million, increasing $9.8 million year over year, primarily due to the following:
•An $8.8 million increase in compensation and benefits expenses driven by the following:
•Bonus expense increased by $4.3 million, primarily driven by an increase in real estate incentive income profit sharing expenses, partially offset by separation-related compensation incurred in the first half of 2021 for a departing executive.
•Equity-based compensation expense increased by $2.7 million primarily driven by a $22.9 million increase in RSAs and Group P Units granted in the fourth quarter of 2021 and the first quarter of 2022. These increases were partially offset by decreases in stock-based compensation of $16.4 million for RSUs and PSUs, primarily due to the separation-related costs incurred in the prior year period for a departing executive, as well as a $3.8 million decrease in amounts related to Group E Units, as the remaining units are being amortized on an accelerated basis (i.e., each tranche is being amortized over its respective service period), resulting in decreasing expenses in each subsequent vesting year on these awards.
•Salaries and benefits increased by $1.8 million.
•A $1.9 million increase in expenses of consolidated entities, primarily due to the activity of the structured alternative investment solution that was consolidated in the first quarter of 2022, as well an increase in expenses of the Company’s consolidated SPAC.
•A $1.3 million increase in general, administrative and other expenses, primarily due to an increase in professional services expenses driven by higher legal, accounting, and recruiting expenses, partially offset by reductions across various other operating expense categories including rent expense.
•An offsetting $2.3 million decrease in interest expense, primarily due to lower average outstanding debt balance as we repaid $224.4 million under the 2020 Term Loan in 2021.

Other (Loss) Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Changes in fair value of warrant liabilities	$18,740	$(13,231)	$43,076	$(38,175)
Changes in tax receivable agreement liability	227	(559)	220	21
Net losses on retirement of debt	—	(6,525)	—	(30,198)
Net (losses) gains on investments	(30,838)	6,255	(36,182)	11,617
Net losses of consolidated entities	(6,434)	—	(2,294)	—
Total Other (Loss) Income	$(18,305)	$(14,060)	$4,820	$(56,735)
Total other loss for the quarter-to-date period was $18.3 million, increasing $4.2 million, while other income for the year-to-date period was $4.8 million, up from a loss of $56.7 million, which resulted from the following:
•Changes in fair value of warrant liabilities. These represent the change in the fair value of warrants to purchase our Class A Shares that were issued in connection with the 2020 Credit Agreement. The quarter-to-date and year-to-date amounts in 2022 were gains, driven by a decrease in the fair value of the warrants primarily due to a decrease in our Class A Share price while the amounts in 2021 were losses, driven by an increase in the fair value of the warrants that was primarily due to the increase in our Class A Share price. See Note 4 to our consolidated financial statements included in this report for additional details on warrants valuation inputs.
•Changes in tax receivable agreement liability. These are a result of changes in projected future tax rates impacting the anticipated liability under the tax receivable agreement.
•Net losses on retirement of debt. No losses on retirement of debt were incurred in 2022, while the quarter-to-date amount in 2021 was primarily related to the $50.0 million prepayment of amounts outstanding under the 2020 Term Loan and a $19.9 million repayment of a CLO Investment Loan, while the year-to-date amount in 2021 was primarily related to the $224.4 million prepayment of amounts outstanding under the 2020 Term Loan and a $19.9 million repayment of a CLO Investment Loan. The related losses on retirement of debt were comprised of unamortized discounts and deferred financing costs that were proportionately written-off in connection with these repayments.
•Net (losses) gains on investments. Investment income for both the quarter-to-date and year-to-date period decreased by $37.1 million and $47.8 million, respectively. This was primarily due to losses on our equity method investments in our multi-strategy funds and our risk retention investments in CLOs, as compared to the prior year amounts which represent investment income on our equity method investments, including the value of our risk retention investments in CLOs.
Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Income taxes	$(7,914)	$13,047	$(947)	$11,332
Income tax expense for the quarter-to-date period decreased by $21.0 million, and decreased by $12.3 million for the year-to-date period. Income tax expense was lower primarily due to crystallization of incentive income recognized in the prior year, and a change in state tax rates on deferred taxes, partially offset by the change in fair value of warrant liabilities.

Net Income (loss) attributable to noncontrolling interests
The following table presents the components of the net income (loss) attributable to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Group A Units	$4,881	$(610)	$(7,782)	$(19,863)
Other	698	1,017	1,355	1,472
Total	$5,579	$407	$(6,427)	$(18,391)

Redeemable noncontrolling interests	$(697)	$—	$(3,765)	$—
Net income attributable to noncontrolling interests was $5.6 million for the quarter-to-date period, increasing by $5.2 million, and net loss attributable to noncontrolling interests was $6.4 million for the year-to-date period, decreasing by $12.0 million compared to the prior year period. During the Distribution Holiday, net income earned by any Sculptor Operating Partnership is allocated 100% to Sculptor Capital Management, Inc., while losses are allocated on a pro rata basis among the Group A Units (noncontrolling interests) and Sculptor Capital Management, Inc. as described in Note 3 to the financial statements included in this report.
Income attributable to redeemable noncontrolling interests relates to the SPAC that we consolidated in 2021.
Change in Redemption Value of Redeemable Noncontrolling Interests
The following table presents the change in redemption value of redeemable noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Change in redemption value of redeemable noncontrolling interests	$697	$—	$3,765	$—
The change in redemption value of redeemable noncontrolling interests for the quarter-to-date period was a gain of $697 thousand and was a gain of $3.8 million for the year-to-date period. The amounts in 2022 represent the accretion to redemption value of the Class A Shares related to our consolidated SPAC.
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
•Equity-based compensation expenses, net of cash settled RSUs, depreciation and amortization expenses, changes in fair value of warrant liabilities, changes in the tax receivable agreement liability, net losses on retirement of debt, gains and losses on fixed assets, gains and losses on investments in funds, and gains and losses of consolidated entities as management does not consider these items to be reflective of operating performance. The fair value of RSUs that are settled in cash to employees or executive managing directors, where the number of RSUs to be settled in cash is not certain at the time of the grant, is included as an expense at the time of settlement. Where the number of RSUs to be settled in cash is certain on the grant date, the expense is recognized during the performance period to which the award relates. Further, impairment of right-of-use lease assets is excluded from Economic Income at the time the impairment is recognized for GAAP and the impact is then amortized over the lease term for Economic Income. Additionally, rent expense is offset by subrental income as management evaluates rent expenses on a net basis.
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

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021
Economic Income (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Economic Income	$32,565	$75,112	$61,766	$116,047
Refer below for the discussion of the contributing factors to changes in Economic Income from the prior year.
Economic Income Revenues (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Economic Income Basis
Management fees	$66,313	$70,903	$134,070	$139,973
Incentive income	44,580	59,545	66,149	107,349
Other revenues	1,604	1,778	3,044	3,359
Total Economic Income Revenues	$112,497	$132,226	$203,263	$250,681
Economic Income revenues for the quarter-to-date period were $112.5 million decreasing $19.7 million, primarily due to the following:
•A $4.6 million decrease in management fees, driven primarily by the following:
•Institutional Credit Strategies. A $4.6 million decrease due to the recovery of $2.6 million of previously deferred subordinated management fees in the prior year period, as well as natural life cycle events within our existing CLOs which drove down our average net fee rate. Such life cycle events include: (i) a reduction in AUM in certain of our CLOs due to distributions; (ii) the redemptions of certain of our CLOs during 2021; and (iii) new issuances and refinancing transactions priced at lower rates. These decreases were partially offset by an increase in management fees driven by the launches of several CLOs.
• Management fees in our multi-strategy, opportunistic credit, and real estate funds remained relatively flat year-over-year.
•A $15.0 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $56.0 million decrease in incentive income, which was driven by investors that crystallize off cycle and for which the trailing twelve month return was lower year -over-year.
•Opportunistic credit funds. A $3.4 million decrease in incentive income from our opportunistic credit funds, which was driven a lower trailing twelve month return year-over year in Sculptor Credit Opportunities Master Fund.
•Real estate funds. A $44.4 million increase in incentive income, which was driven by crystallizations and realizations, primarily in Sculptor Real Estate Fund III, as the fund is realizing investments during its harvest period.

Economic Income revenues for the year-to-date period were $203.3 million, decreasing $47.4 million, primarily due to the following:
•A $5.9 million decrease in management fees, driven primarily by the following:
•Multi-strategy funds. A $3.2 million increase due to higher average net management fee rates.
•Institutional Credit Strategies. An $8.0 million decrease due to the recovery of $3.2 million previously deferred subordinated management fees in the prior year period, as well as natural life cycle events within our existing CLOs which drove down our average net fee rate.
•Opportunistic credit and Real estate funds. Management fees remained relatively flat year-over-year.
•A $41.2 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. An $81.0 million decrease in incentive income, which was driven by investors that crystallize off cycle and for which the trailing twelve month return was lower year over year, as well as lower tax distributions.
•Opportunistic credit funds. A $7.6 million increase in incentive income, which was primarily driven by tax distributions, as well as from investors with off cycle crystallization periods. These increases were partially offset by less incentive income from certain of our closed-ended credit funds.
•Real estate funds. A $32.2 million increase in incentive income primarily due to realizations in Sculptor Real Estate Fund III.
Economic Income Expenses (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$58,011	$35,788	$97,208	$88,323
Interest expense	3,173	3,784	6,212	8,218
General, administrative and other expenses	18,658	17,542	37,985	38,093
Total Economic Income Expenses	$79,842	$57,114	$141,405	$134,634
Economic Income expenses for the quarter-to-date period were $79.8 million, increasing $22.7 million, primarily due to the following:
•A $22.2 million increase in compensation and benefits expenses primarily driven by a $20.9 million increase in bonus expense, primarily due to factors outlined below:
•A $23.5 million increase in real estate incentive income profit sharing expense driven primarily by realizations from Sculptor Real Estate Fund III, which generated incentive income during the period. This was partially offset by a decrease in deferred cash compensation.
•A $1.3 million increase in salaries and benefits.
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
•A $1.1 million increase in general, administrative and other expenses primarily driven by an increase in professional services expenses. This increase was partially offset by a decrease in occupancy expense due to a sublease and a gain on foreign currency transactions.
•An offsetting $611 thousand decrease in interest expense primarily due to lower average outstanding debt balance as we repaid $224.4 million under the 2020 Term Loan in 2021.
Economic Income expenses for the year-to-date period were $141.4 million, increasing $6.8 million, primarily due to the following:
•An $8.9 million increase in compensation and benefits expenses primarily driven by a $7.1 million increase in bonus expense, primarily due to factors outlined below:
•Real estate incentive income profit sharing expense increased by $17.0 million from the prior year, driven by higher realizations and incentive income from our real estate funds in the first half of 2022, primarily from Real Estate Fund III.
•An increase of $1.4 million due to an increase in the amount of RSUs vested and settled in cash in the first half of 2022 compared to 2021.
•Partially offsetting these increases was a $10.3 million decrease in separation-related compensation, primarily due to the costs incurred in the first half of 2021 related to a departing executive.
•A $2.8 million decrease in deferred cash compensation expense.
•Salaries and benefits increased by $1.8 million.
•A $2.0 million decrease in interest expense primarily due to lower average outstanding debt balance, as a result of $224.4 million of prepayments of the 2020 Term Loan in 2021.
•General, administrative and other expenses remained relatively flat year-over-year due to an increase in professional service expenses, partially offset by a reduction in occupancy expense due to a sublease, as we offset rental expense with subrental income for Economic Income, as well as a gain from foreign currency transactions.
Liquidity and Capital Resources
Overview
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned from our funds.

We ended the quarter with $192.6 million of unrestricted cash and cash equivalents, and $25.4 million of management fees and incentive income receivable (the majority of which will be collected in the third quarter of 2022) and other investments that the Company can liquidate as needed. We also have access to an additional $25.0 million through our undrawn 2020 Revolving Credit Facility.
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
Recent Developments — Share Repurchase Program
In February 2022, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. As of June 30, 2022, we repurchased 1,641,589 Class A Shares at the average price of $11.87 per share. Through August 1, 2022, we purchased 1,756,112 shares in aggregate at an average price of $11.68, resulting in a total buyback of $20.5 million of stock. The repurchase program has no expiration date. We may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to our discretion based upon market conditions and other opportunities that we may have for the use or investment of our cash balances. The repurchase program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice.
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

Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”). As of June 30, 2022, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Sculptor Operating Group assets, we expected to pay our executive managing directors and the Ziffs approximately $178.8 million. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. See Note 16 to our consolidated financial statements for additional details.
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

Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2022 and 2021. We did not declare a dividend in the fourth quarter of 2021 in respect of earnings for the fourth quarter. Dividends are generally declared and paid in the quarter following the quarter to which they relate. For example, the dividend paid on May 25, 2022 was in respect of earnings for the first quarter of 2022. We paid no related cash distributions to our executive managing directors on their Sculptor Operating Group Units in the respective periods as a result of the Distribution Holiday.

	Class A Shares
Payment Date	Record Date	Dividend per Share
May 25, 2022	May 18, 2022	$0.11
November 22, 2021	November 15, 2021	$0.28
August 24, 2021	August 17, 2021	$0.54
May 25, 2021	May 18, 2021	$0.30
March 4, 2021	February 25, 2021	$2.35
As discussed in Note 1 to the unaudited financial statements, as of June 30, 2022, the Company repurchased 1,641,589 Class A Shares at a cost of $19.5 million for an average price of $11.87 per share through open market purchase transactions. From July 1 through August 1, 2022, we purchased an additional 114,523 shares, bringing the total shares repurchased to 1,756,112 shares for $20.5 million, for an average price of $11.68.
As discussed in Note 3 in the Company's Annual Report, in connection with the Recapitalization, we and our executive managing directors agreed to a “Distribution Holiday” on the Group A Units, Group E Units, Group P Units and certain RSUs and RSAs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income is realized and (y) April 1, 2026. During the Distribution Holiday, dividends may continue to be paid on our Class A Shares. As of June 30, 2022, we have generated a total of $525.4 million of Distribution Holiday Economic Income, compared to the target of $600.0 million.
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
During the Distribution Holiday, we expect to pay dividends on our Class A Shares annually in an aggregate amount equal to not less than 20% or greater than 30% of our annual Economic Income less an estimate of payments under the tax receivable agreement, and income taxes related to the earnings for the periods; provided, that, if the minimum amount of dividends eligible to be made hereunder would be $1.00 or less per Class A Share, then up to $1.00 per Class A Share (subject to appropriate adjustment in the event of any equity dividend, equity split, combination or other similar recapitalization with respect to the Class A Shares). During the Distribution Holiday, (i) we will only make distributions with respect to Group B Units, (ii) the performance thresholds of Group P Units and PSUs shall be adjusted to take into account performance and distributions during such period, and (iii) RSUs and certain RSAs will continue to receive dividend equivalents in respect of dividends or distributions paid on the Class A Shares. For certain executive managing directors, distributions on RSUs, as well as distributions counted in determining whether market performance conditions of Group P Units and PSUs are met, are limited to an aggregate amount not to exceed $4.00 per Group P Unit, PSU, RSU, or RSA, as applicable, cumulatively during the Distribution Holiday. Following the termination of the Distribution Holiday, Group A Units and Group E Units (whether vested or unvested) shall receive distributions even if such units have not been booked-up. See Note 13 in the Company's Annual Report for additional information.
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
Risks to Our Liquidity
In the normal course of our funds’ life cycles, investors in our multi-strategy and certain open-end opportunistic credit funds have the right to redeem their interests following an initial lock up period, as discussed in the “Managing Business Performance” section, which could impact our liquidity and management fees. While we continuously make every effort to scale our operations so that management fees are sufficient to cover our fixed operating expenses, our management fees may not always cover these expenses. Additionally, in the event that a future contingent liability were to arise that exceeded our liquidity resources, we would need to rely on new sources of liquidity such as issuing additional equity or borrowing additional funds.
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
On March 5, 2021, the UK Financial Conduct Authority announced that it would phase out LIBOR as a benchmark immediately after December 31, 2021, for sterling, euro, Japanese yen, Swiss franc and 1-week and 2-month U.S. Dollar settings and immediately after June 30, 2023, for the remaining U.S. Dollar settings. As of June 30, 2022, the Company had direct exposure to U.S. Dollar LIBOR-linked interest rate settings through its 2020 Credit Agreement, and certain CLO Investments and associated CLO Investment Loans.
In the first quarter of 2020, we formed an internal LIBOR Transition Working Group to help effectuate an orderly transition from LIBOR. To address LIBOR cessation, the 2020 Credit Agreement provides for an agreed upon methodology to establish a new floating rate reference plus new applicable spreads. Each of the Company’s CLO Investments and CLO Investments Loans that reference U.S. Dollar LIBOR settings will also be transitioned to an alternative reference rate. This transition will either be carried out through hardwired replacement mechanisms and/or amendment procedures in the existing governing documents for such CLO Investments and CLO Investments Loans or as a result of the state of New York’s enactment of the New York LIBOR Legislation, which was signed into law on April 6, 2021. Under the New York LIBOR Legislation, if a contract governed by New York law that references USD LIBOR as a benchmark interest rate either does not contain benchmark fallback provisions or contains benchmark fallback provisions that would cause the benchmark rate to fall back to a rate that would continue to be based on USD LIBOR, then the fallback rate would be the Secured Overnight Financing Rate plus any applicable spread adjustment and any conforming changes selected or recommended by a relevant recommending authority such as the Alternative Reference Rates Committee (a committee convened by the Federal Reserve that includes major market participants).
Additionally, the firm has pursued several technology initiatives to ensure that firm-wide accounting and master data systems are equipped to handle evolving market conventions associated with regulatory recommended reference rates, and will continue to monitor our needs for any future changes in market standards. Our senior management has oversight of the Company’s transition efforts, and periodic updates are provided to the Audit Committee of our Board of Directors. For the face value of instruments impacted by the LIBOR transition that we hold on our books see Note 7 to our consolidated financial statements included in this report. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—The replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions” in our Annual Report for additional information.
Our Funds’ Liquidity and Capital Resources
Our funds have access to liquidity from our prime brokers and other counterparties. Additionally, our funds may have committed facilities in addition to regular financing from our counterparties. These sources of liquidity provide our funds with additional financing resources, allowing them to take advantage of opportunities in the global marketplace.
Our funds’ current liquidity position could be adversely impacted by any substantial, unanticipated investor redemptions from our funds that are made within a short time period. As discussed above in the “Managing Business Performance” section, capital contributions from investors in our multi-strategy and open-end opportunistic credit funds generally are subject to initial lock-up periods of one to three years. Following the expiration of these lock-up periods, subject to certain limitations, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 90 days’ prior written notice. These lock-ups and redemption notice periods help us to manage our liquidity position. Investors in our other funds are generally not allowed to redeem until the end of the life of the fund.
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
Liquidity of Consolidated SPAC
The restricted cash and cash equivalents of our consolidated SPAC are held in a trust account and include money market funds consisting of U.S. Treasury bills with original maturities of 60 days or less when purchased, that were purchased with funds raised through the initial public offering of the consolidated entity. The $234.9 million in funds as of June 30, 2022, are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the SPAC trust agreement.
Liquidity of Structured Alternative Investment Solution
The cash and cash equivalents of our consolidated structured alternative investment solution of $25.7 million are of the consolidated entity and do not directly impact the cash flows related to our Class A Shareholders.
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the six months ended June 30, 2022 and 2021 was $(335.7) million and $351.6 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments in CLO’s, less cash used for operating expenses, including interest paid on our debt obligations. Also contributing to lower cash inflows in 2022 were the investing activities of the entities we consolidate. These cash flows are of the consolidated entities and do not directly impact the cash flows related to our Class A Shareholders.
Net cash flows from operating activities for the six months ended June 30, 2022 decreased from the prior year period due to lower year-end incentive income earned in 2021 than in 2020, a large portion of the 2021 incentive was collected in the beginning of 2022, as compared to year-end incentive income earned in 2020, a large portion of which was collected in the beginning of 2021. Additionally, discretionary bonuses were higher in 2021, which were paid in the first quarter of 2022, as compared to discretionary bonuses in 2020, which were paid in the first quarter of 2021. These decreases were partially offset by the collection of more incentive income from our real estate funds in 2022 compared to 2021.
Investing Activities. Net cash from investing activities for the six months ended June 30, 2022 and 2021 was $177.7 million, and $(110.3) million, respectively. Investing cash inflows in 2022 primarily related to maturities and sales of U.S. government obligations and return of investments in our funds, partially offset by investments made in our funds and purchases of U.S. government obligations. Investing cash inflows in 2021 primarily related to purchases of U.S. government obligations and investments made in our funds, partially offset by maturities and sales of U.S. government obligations.
Financing Activities. Net cash from financing activities for the six months ended June 30, 2022 and 2021 was $208.3 million, and $(272.3) million, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, repurchases of treasury shares, and proceeds from repurchase agreements used to finance risk retention investments in our CLOs. Distributions to our executive managing directors on their Group A Units (prior to the Distribution Holiday), are also included in net cash from financing activities. Also contributing to higher cash inflows in 2022 were the financing activities of the entities we consolidate. These cash flows are of the consolidated entities and do not directly impact the cash flows related to our Class A Shareholders.
In the six months ended June 30, 2022, no repayments of the 2020 Term Loan were made, compared to repayments of $224.4 million in the six months ended June 30, 2021. Additionally, in the six months ended June 30, 2022, we entered into $20.4 million of repurchase agreements to finance or refinance risk retention investments in our European CLOs. Further, in the six months ended June 30, 2022, we repurchased $19.5 million of Class A shares as a part of our share repurchase program and our consolidated structured alternative investment solution issued $215.7 million of notes payable.

We paid dividends of $2.8 million to our Class A Shareholders in the six months ended June 30, 2022, compared to dividends of $63.4 million paid to our Class A Shareholders in the six months ended June 30, 2021. No distributions were made to our executive managing directors in the six months ended June 30, 2022 or June 30, 2021, as a result of the Distribution Holiday.
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
As of June 30, 2022, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 33% within Level I; approximately 42% within Level II; and approximately 25% within Level III. As of December 31, 2021, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 40% within Level I; approximately 41% within Level II; and approximately 19% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
Sculptor Corp generated taxable income of $3.7 million for the six months ended June 30, 2022, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $827.7 million over the remaining two-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available for expiring losses, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize the deferred income tax assets.
To generate $827.7 million in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated AUM of $36.8 billion as of July 1, 2022, we would need to generate a minimum compound annual growth rate in AUM of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimates, are based on our near-term operating budget. If our actual growth rate in AUM falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of June 30, 2022, we had $229.9 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2031 and 2037, and $233.6 million of net operating losses available to be carried forward without expiration. Additionally, $203.6 million of net operating losses are available to offset future taxable income for state income tax purposes and $199.8 million for local income tax purposes that will expire between 2035 and 2042.
Based on the analysis set forth above, as of June 30, 2022, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $6.2 million has been established for these items.
Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
No changes to GAAP that went into effect during the six months ended June 30, 2022, are expected to substantively impact our future trends.
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

Economic Income Reconciliations
The tables below present the reconciliations of total Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A:

	Three Months Ended June 30,
	2022	2021

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders—GAAP	$(8,052)	$21,814
Change in redemption value of redeemable noncontrolling interests	(697)	—
Net (Loss) Income Allocated to Sculptor Capital Management, Inc.—GAAP	(8,749)	21,814
Net income (loss) allocated to Group A Units	4,881	(610)
Equity-based compensation, net of RSUs settled in cash	20,804	12,022
Adjustment to recognize deferred cash compensation in the period of grant	7,730	5,742
2020 Term Loan and Debt Securities non-cash interest expense accretion	254	351
Income taxes	(7,914)	13,047
Changes in fair value of warrant liabilities	(18,740)	13,231
Net losses on early retirement of debt	—	6,525
Net losses (gains) on investments	30,838	(6,255)
Net losses of consolidated entities	6,434	—
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(6,802)	5,895
Changes in tax receivable agreement liability	(227)	559
Depreciation, amortization and net gains and losses on fixed assets	1,304	1,574
Other adjustments	2,752	1,217
Economic Income—Non-GAAP	$32,565	$75,112

	Six Months Ended June 30,
	2022	2021

	(dollars in thousands)
Net Income Attributable to Class A Shareholders—GAAP	$8,830	$1,521
Change in redemption value of redeemable noncontrolling interests	(3,765)	—
Net Income Allocated to Sculptor Capital Management, Inc.—GAAP	5,065	1,521
Net loss allocated to Group A Units	(7,782)	(19,863)
Equity-based compensation, net of RSUs settled in cash	43,541	42,224
Adjustment to recognize deferred cash compensation in the period of grant	16,310	14,737
2020 Term Loan non-cash discount accretion	500	785
Income taxes	(947)	11,332
Changes in fair value of warrant liabilities	(43,076)	38,175
Net losses on retirement of debt	—	30,198
Net losses (gains) on investments	36,182	(11,617)
Net losses of consolidated entities	2,294	—
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	469	3,397
Changes in tax receivable agreement liability	(220)	(21)
Depreciation, amortization and net gains and losses on fixed assets	2,698	3,309
Other adjustments	6,732	1,870
Economic Income—Non-GAAP	$61,766	$116,047
Economic Income Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Management fees—GAAP	$71,770	$76,610	$145,207	$150,571
Adjustment to management fees(1)	(5,457)	(5,707)	(11,137)	(10,598)
Management Fees—Economic Income Basis—Non-GAAP	66,313	70,903	134,070	139,973

Incentive income—Economic Income Basis—GAAP	44,580	59,544	66,222	107,348
Adjustment to incentive income(2)	—	1	(73)	1
Incentive Income—Economic Income Basis— Non-GAAP	44,580	59,545	66,149	107,349

Other revenues—Economic Income Basis—GAAP	2,520	1,778	4,950	3,359
Adjustment to other revenues(3)	(916)	—	(1,906)	—
Other Revenues—Economic Income Basis—Non-GAAP	1,604	1,778	3,044	3,359
Total Revenues—Economic Income Basis—Non-GAAP	$112,497	$132,226	$203,263	$250,681
_______________
(1)Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense.
(2)Adjustment to exclude the impact of eliminations related to the consolidated entities.
(3)Adjustment for subrental income as management considers the revenue to be an offset to rent expense.

Economic Income Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)

Compensation and benefits—GAAP	$79,743	$59,447	$157,528	$148,681
Adjustment to compensation and benefits(1)	(21,732)	(23,659)	(60,320)	(60,358)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$58,011	$35,788	$97,208	$88,323

Interest expense—GAAP	$3,427	$4,135	$6,712	$9,003
Adjustment to interest expense(2)	(254)	(351)	(500)	(785)
Interest Expense—Economic Income Basis—Non-GAAP	$3,173	$3,784	$6,212	$8,218

General, administrative and other expenses—GAAP	$26,425	$25,022	$53,741	$52,398
Adjustment to general, administrative and other expenses(3)	(7,767)	(7,480)	(15,756)	(14,305)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$18,658	$17,542	$37,985	$38,093
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

Distribution Holiday Economic Income Reconciliation
The table below presents the reconciliation of Distribution Holiday Economic Income to net income (loss) attributable to Class A Shareholders from October 1, 2018, to June 30, 2022.

From October 1, 2018 to June 30, 2022
(dollars in thousands)
Net income attributable to Class A shareholders	$221,344
Change in redemption value of redeemable noncontrolling interests and Preferred Units	(15,253)
Net Income Allocated to Sculptor Capital Management, Inc.—GAAP	206,091
Net loss allocated to Group A Units	(72,630)
Equity-based compensation, net of RSUs settled in cash	289,809
Adjustment to recognize deferred cash compensation in the period of grant	(24,025)
2020 Term Loan and Debt Securities non-cash discount accretion	20,491
Income taxes	135,014
Changes in fair value of warrant liabilities	(8,068)
Net losses on retirement of debt	41,584
Net losses on investments	11,984
Net losses of consolidated entities	4,963
Impairment of right-of-use asset	11,240
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(6,384)
Changes in tax receivable agreement liability	4,578
Depreciation, amortization and net gains and losses on fixed assets	29,928
Other adjustments	9,215
Less: Dividends paid on 2019 Preferred Units	(6,952)
Less: Dividends to Class A Shareholders declared with respect to such periods	(121,400)
Distribution Holiday Economic Income—Non-GAAP	$525,438
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
The amount of our AUM in our multi-strategy and opportunistic credit funds is generally based on net asset value (plus unfunded commitments in certain cases). A 10% change in the fair value of the net assets held by our funds as of June 30, 2022 and December 31, 2021, would have resulted in changes of approximately $1.5 billion and $1.7 billion, respectively, in AUM. AUM for our real estate funds and securitization vehicles is not based on net asset value.
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
A hypothetical 10% decline in the fair value of the net assets held by our funds would have resulted in a reduction of management fees by approximately $10.3 million in the six months ended June 30, 2022 and $10.0 million in the six months ended June 30, 2021.
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
We estimate that as of June 30, 2022 and 2021, a hypothetical 10% weakening or strengthening of the U.S. dollar against all foreign currency rates would not have a material direct impact on our revenues, net income attributable to Class A Shareholders or Economic Income. The impact on cash flows from financial instruments would be insignificant.
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movement in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The funds may seek to hedge resulting currency exposure through borrowings in foreign currencies or through the use of derivative financial instruments.
Interest Rate Risk
Borrowings under the 2020 Term Loan and our investments in CLOs accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. We estimate that as of June 30, 2022 and 2021, a hypothetical one percentage increase or decrease in variable interest rates would not have a material direct impact on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the second quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
We may be adversely affected by the effects of inflation.
General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly increased prices will increase our costs and may lead to our clients requesting fewer services or decreased investment in our funds. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, and other similar effects. Although we may take measures in an effort to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when such actions impact our results of operations and when the cost inflation is incurred.
Please see “Item 1A. Risk Factors” in our Annual Report for a discussion of the additional risks material to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our Class A Share repurchase activity under our 2022 Share Repurchase Program during the second quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Publicly as part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
April 2022	505,273	$11.96	505,273	$87.7
May 2022	459,038	11.41	459,038	82.5
June 2022	203,559	9.62	203,559	80.5
Total	1,167,870	$11.34	1,167,870	$80.5
In February 2022, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. The repurchase program has no expiration date. As of June 30, 2022, we repurchased 1,167,870 Class A Shares at a cost of $13.2 million, for an average price of $11.34 per share through open market purchase transactions. As of June 30, 2022, $80.5 million remained available for repurchase of our common stock under the share repurchase program. All of the repurchased shares are classified as treasury stock in our consolidated balance sheets.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1+	Partner Agreement Between Sculptor Capital LP and Hap Pollard, dated December 15, 2021, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 6, 2022

10.2+
Partner Agreement Between Sculptor Capital Advisors LP and Hap Pollard, dated December 15, 2021, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on May 6, 2022

10.3+
Partner Agreement Between Sculptor Capital Advisors II LP and Hap Pollard, dated December 15, 2021, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on May 6, 2022

10.4*	The Sculptor Capital Management, Inc. 2022 Incentive Plan

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the three months ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2022

SCULPTOR CAPITAL MANAGEMENT, INC.

By:	/s/ Dava Ritchea
Dava Ritchea
Chief Financial Officer and Executive Managing Director