Form 10-Q
period 2022-09-30
Sculptor Capital Management, Inc.
filed 2022-11-09
CIK 1403256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2022, there were 23,922,929 Class A Shares, 5,203,172 of Restricted Class A Shares and 33,569,188 Class B Shares outstanding.

SCULPTOR CAPITAL MANAGEMENT, INC.

i

Defined Terms

2007 Offerings	Refers collectively to our IPO and the concurrent private offering of approximately 3.81 million Class A Shares to DIC Sahir Limited, a wholly owned indirect subsidiary of Dubai Holdings LLC.

Accrued but unrecognized incentive income	Accrued but unrecognized incentive income (“ABURI”) is the amount of incentive income accrued at the fund level on longer-term AUM that has not yet been recognized in our revenues. These amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds.

Annual Report	Our annual report on Form 10-K for the year ended December 31, 2021, dated February 25, 2022 and filed with the SEC.

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

Economic Income
Economic Income is a non-GAAP measure of pre-tax operating performance that excludes the following from our results on a GAAP basis: noncontrolling interests, redeemable noncontrolling interests, equity based compensation expense, net of cash settled RSUs, depreciation and amortization expenses, components of our other income (loss), non-cash interest expense accretion on debt, and amounts related to consolidated entities, in addition, expenses related to incentive income profit-sharing arrangements are generally recognized at the same time the related incentive income revenue is recognized. The fair value of RSUs that are settled in cash to employees or executive managing directors, where the number of RSUs to be settled in cash is not certain at the time of grant, is included as an expense at the time of settlement. Where the number of RSUs to be settled in cash is certain on the grant date, the expense is recognized during the performance period to which the award relates. Similarly, deferred cash compensation is expensed in full during the performance period to which the award relates for Economic Income, rather than over the service period for GAAP. Further, impairment of right-of-use lease assets is excluded from Economic Income at the time the impairment is recognized for GAAP and the impact is then amortized over the lease term for Economic Income. Additionally, rent expense is offset by subrental income as management evaluates rent expenses on a net basis.

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
Also posted on our website in the “Shareholder Services—Corporate Governance” section are charters for our Audit Committee; Compensation Committee; Nominating, Corporate Governance and Conflicts Committee and Corporate Responsibility and Compliance Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to Sculptor Capital Management, Inc., 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).
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

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Assets
Cash and cash equivalents	$170,304	$170,781
Restricted cash	7,144	7,289
Investments (includes assets measured at fair value of $268,497 and $424,910, including assets sold under agreements to repurchase of $140,461 and $157,721 as of September 30, 2022 and December 31, 2021, respectively)	361,905	583,622
Income and fees receivable	26,037	193,636
Due from related parties	27,944	28,037
Deferred income tax assets	247,824	241,759
Operating lease assets	78,650	85,735
Other assets, net	101,643	77,091
Assets of consolidated entities:
Cash and cash equivalents	83	—
Restricted cash and cash equivalents	9,882	234,601
Investments of consolidated entities	543,843	—
Other assets of consolidated entities	11,813	5,304
Total Assets	$1,587,072	$1,627,855
Liabilities and Shareholders’ Equity
Liabilities
Compensation payable	$73,269	$246,261
Unearned income and fees	66,188	62,800
Tax receivable agreement liability	178,773	195,752
Operating lease liabilities	95,174	104,753
Debt obligations	123,812	126,474
Warrant liabilities, at fair value	24,597	65,287
Securities sold under agreements to repurchase	152,883	156,448
Other liabilities	37,853	38,790
Liabilities of consolidated entities:
Notes payable, at fair value	207,978	—
Warrant liabilities, at fair value	1,639	7,590
Other liabilities of consolidated entities	14,791	10,817
Total Liabilities	976,957	1,014,972
Commitments and Contingencies (Note 16)
Redeemable Noncontrolling Interests of Consolidated Entities (Note 3)	235,918	234,600
Shareholders’ Equity
Class A Shares, par value $0.01 per share, 100,000,000 shares authorized; 26,612,372 and 25,668,987 shares issued and 24,034,767 and 25,668,987 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	240	257
Class B Shares, par value $0.01 per share, 75,000,000 shares authorized; 33,569,188 and 33,613,023 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	336	336
Treasury stock, at cost; 2,577,605 and 0 as of September 30, 2022 and December 31, 2021, respectively	(28,232)	—
Additional paid-in capital	237,940	184,691
Accumulated deficit	(277,292)	(253,521)
Accumulated other comprehensive (loss) income	(3,355)	51
Shareholders’ deficit attributable to Class A Shareholders	(70,363)	(68,186)
Shareholders’ equity attributable to noncontrolling interests	444,560	446,469
Total Shareholders’ Equity	374,197	378,283
Total Liabilities and Shareholders’ Equity	$1,587,072	$1,627,855
    See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenues
Management fees	$66,236	$76,820	$211,443	$227,391
Incentive income	7,566	27,031	73,788	134,379
Other revenues	3,576	1,786	8,526	5,145
Income of consolidated entities	1,453	—	1,603	3
Total Revenues	78,831	105,637	295,360	366,918

Expenses
Compensation and benefits	67,130	53,078	224,658	201,759
Interest expense	3,876	3,277	10,588	12,280
General, administrative and other	28,290	39,672	82,031	92,070
Expenses of consolidated entities	1,031	—	2,943	2
Total Expenses	100,327	96,027	320,220	306,111

Other Loss
Changes in fair value of warrant liabilities	(2,386)	(12,710)	40,690	(50,885)
Changes in tax receivable agreement liability	(14)	(39)	206	(18)
Net losses on retirement of debt	—	—	—	(30,198)
Net (losses) gains on investments	(2,989)	5,068	(39,171)	16,685
Net losses of consolidated entities	(3,498)	—	(5,792)	—
Total Other Loss	(8,887)	(7,681)	(4,067)	(64,416)

(Loss) Income Before Income Taxes	(30,383)	1,929	(28,927)	(3,609)
Income taxes	227	8,653	(720)	19,985
Consolidated Net Loss	(30,610)	(6,724)	(28,207)	(23,594)
Less: Net loss attributable to noncontrolling interests	9,410	2,386	15,837	20,777
Less: Net income attributable to redeemable noncontrolling interests	(1,492)	—	(5,257)	—
Net Loss Attributable to Sculptor Capital Management, Inc.	(22,692)	(4,338)	(17,627)	(2,817)
Change in redemption value of redeemable noncontrolling interests	174	—	3,939	—
Net Loss Attributable to Class A Shareholders	$(22,518)	$(4,338)	$(13,688)	$(2,817)

Loss per Class A Share
Loss per Class A Share - basic	$(0.91)	$(0.17)	$(0.53)	$(0.11)
Loss per Class A Share - diluted	$(0.91)	$(0.17)	$(1.79)	$(0.50)
Weighted-average Class A Shares outstanding - basic	24,772,098	25,334,903	25,620,996	24,743,527
Weighted-average Class A Shares outstanding - diluted	24,772,098	25,334,903	26,818,176	40,763,033

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Consolidated net loss	$(30,610)	$(6,724)	$(28,207)	$(23,594)
Other Comprehensive Loss, Net of Tax
Other comprehensive loss - currency translation adjustment	(1,430)	(565)	(3,406)	(1,248)
Comprehensive Loss	(32,040)	(7,289)	(31,613)	(24,842)
Less: Comprehensive loss attributable to noncontrolling interests	9,410	2,678	15,837	21,439
Less: Comprehensive income attributable to redeemable noncontrolling interests	(1,492)	—	(5,257)	—
Comprehensive (Loss) Income Attributable to Sculptor Capital Management, Inc.	$(24,122)	$(4,611)	$(21,033)	$(3,403)

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED

	Sculptor Capital Management, Inc. Shareholders
	Class A Shares	Class B Shares	Treasury Stock Shares	Class A Shares Par Value	Class B Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at cost	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
	(dollars in thousands, except share data)
Balance at July 1, 2022	24,885,028	33,633,474	1,641,589	$249	$336	$219,705	$(251,059)	$(1,925)	$(19,492)	$(52,186)	$448,085	$395,899
Equity-based compensation, net of taxes	85,755	(64,286)	—	—	—	17,742	—	—	—	17,742	2,146	19,888
Repurchase of Class A Shares	(936,016)	—	936,016	(9)	—	—	—	—	(8,740)	(8,749)	—	(8,749)
Dividend equivalents on Class A restricted share units	—	—	—	—	—	319	(319)	—	—	—	—	—
Change in redemption value of SPAC Class A Shares	—	—	—	—	—	174	—	—	—	174	—	174
Cash dividends declared on Class A Shares ($0.13 per share)	—	—	—	—	—	—	(3,222)	—	—	(3,222)	—	(3,222)
Consolidated net loss, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(22,692)	—	—	(22,692)	(9,410)	(32,102)
Currency translation adjustment	—	—	—	—	—	—	—	(1,430)	—	(1,430)	—	(1,430)
Capital contributions	—	—	—	—	—	—	—	—	—	—	5,490	5,490
Capital distributions	—	—	—	—	—	—	—	—	—	—	(1,751)	(1,751)
Balance at September 30, 2022	24,034,767	33,569,188	2,577,605	$240	$336	$237,940	$(277,292)	$(3,355)	$(28,232)	$(70,363)	$444,560	$374,197

Balance at July 1, 2021	25,101,187	32,887,882	—	$251	$329	$200,733	$(247,058)	$419	$—	$(45,326)	$438,620	$393,294
Equity-based compensation, net of taxes	115,669	—	—	1	—	6,224	—	—	—	6,225	3,172	9,397
Dividend equivalents on Class A restricted share units	—	—	—	—	—	834	(834)	—	—	—	—	—
Cash dividends declared on Class A Shares ($0.54 per share)	—	—	—	—	—	—	(13,618)	—	—	(13,618)	—	(13,618)
Consolidated net loss, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(4,338)	—	—	(4,338)	(2,386)	(6,724)
Currency translation adjustment	—	—	—	—	—	—	—	(273)	—	(273)	(292)	(565)
Capital contributions	—	—	—	—	—	—	—	—	—	—	763	763
Capital distributions	—	—	—	—	—	—	—	—	—	—	(3,001)	(3,001)
Balance at September 30, 2021	25,216,856	32,887,882	—	$252	$329	$207,791	$(265,848)	$146	$—	$(57,330)	$436,876	$379,546

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — (continued)

	Sculptor Capital Management, Inc. Shareholders
	Class A Shares	Class B Shares	Treasury Stock Shares	Class A Shares Par Value	Class B Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at cost	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
	(dollars in thousands, except share data)
Balance at January 1, 2022	25,668,987	33,613,023	—	$257	$336	$184,691	$(253,521)	$51	$—	$(68,186)	$446,469	$378,283
Equity-based compensation, net of taxes	943,385	(43,835)	—	9	—	49,167	—	—	—	49,176	6,029	55,205
Repurchase of Class A Shares	(2,577,605)	—	2,577,605	(26)	—	—	—	—	(28,232)	(28,258)	—	(28,258)
Dividend equivalents on Class A restricted share units	—	—	—	—	—	143	(143)	—	—	—	—	—
Change in redemption value of SPAC Class A Shares	—	—	—	—	—	3,939	—	—	—	3,939	—	3,939
Cash dividends declared on Class A Shares ($0.24 per share)	—	—	—	—	—	—	(6,001)	—	—	(6,001)	—	(6,001)
Consolidated net loss, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(17,627)	—	—	(17,627)	(15,837)	(33,464)
Currency translation adjustment	—	—	—	—	—	—	—	(3,406)	—	(3,406)	—	(3,406)
Capital contributions	—	—	—	—	—	—	—	—	—	—	14,469	14,469
Capital distributions	—	—	—	—	—	—	—	—	—	—	(6,570)	(6,570)
Balance at September 30, 2022	24,034,767	33,569,188	2,577,605	$240	$336	$237,940	$(277,292)	$(3,355)	$(28,232)	$(70,363)	$444,560	$374,197

Balance at January 1, 2021	22,903,571	32,824,538	—	$229	$328	$166,917	$(178,674)	$732	$—	$(10,468)	$445,348	$434,880
Equity-based compensation, net of taxes	2,313,285	63,344	—	23	1	33,563	—	—	—	33,587	14,724	48,311
Dividend equivalents on Class A restricted share units	—	—	—	—	—	7,311	(7,311)	—	—	—	—	—
Cash dividends declared on Class A Shares ($3.19 per share)	—	—	—	—	—	—	(77,046)	—	—	(77,046)	—	(77,046)
Consolidated net loss, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(2,817)	—	—	(2,817)	(20,777)	(23,594)
Currency translation adjustment	—	—	—	—	—	—	—	(586)	—	(586)	(662)	(1,248)
Capital contributions	—	—	—	—	—	—	—	—	—	—	3,727	3,727
Capital distributions	—	—	—	—	—	—	—	—	—	—	(5,484)	(5,484)
Balance at September 30, 2021	25,216,856	32,887,882	—	$252	$329	$207,791	$(265,848)	$146	$—	$(57,330)	$436,876	$379,546
See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended September 30,
	2022	2021

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(28,207)	$(23,594)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Amortization of equity-based compensation	66,664	54,089
Depreciation, amortization and net gains and losses on fixed assets	3,815	7,439
Changes in fair value of warrant liabilities	(40,690)	50,885
Net losses on retirement of debt	—	30,198
Deferred income taxes	(4,103)	14,452
Non-cash lease expense	14,311	27,084
Net losses (gains) on investments, net of dividends	42,831	(5,468)
Operating cash flows due to changes in:
Income and fees receivable	167,168	493,657
Due from related parties	(93)	(3,724)
Other assets, net	(11,635)	10,099
Compensation payable	(178,630)	(167,368)
Unearned income and fees	3,388	8,162
Tax receivable agreement liability	(16,979)	(7,200)
Operating lease liabilities	(16,486)	(17,354)
Other liabilities	(819)	(14,217)
Consolidated entities related items:
Net losses of consolidated entities	5,792	—
Purchases of investments	(493,970)	—
Proceeds from sale of investments	180,669	—
Other assets of consolidated entities	(10,320)	(3)
Other liabilities of consolidated entities	(7,213)	2
Net Cash (Used in) Provided by Operating Activities	(324,507)	457,139

Cash Flows from Investing Activities
Purchases of fixed assets	(2,317)	(3,407)
Purchases of United States government obligations	(98,082)	(336,762)
Maturities and sales of United States government obligations	224,386	199,290
Investments in funds	(136,734)	(101,600)
Return of investments in funds	152,517	27,701
Consolidated entities related items:
Purchases of United States government obligations by SPAC	(235,040)	—
Net Cash Used in Investing Activities	(95,270)	(214,778)

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED — (continued)

	Nine Months Ended September 30,
	2022	2021

	(dollars in thousands)

Cash Flows from Financing Activities
Contributions from noncontrolling interests	14,469	3,727
Distributions to noncontrolling interests	(6,570)	(5,484)
Dividends on Class A Shares	(6,001)	(77,046)
Proceeds from debt obligations, net of issuance costs	5,881	3,219
Repayment of debt obligations, including prepayment costs	(9,424)	(249,731)
Proceeds from securities sold under agreements to repurchase, net of issuance costs	20,395	45,920
Purchases of treasury stock	(28,232)	—
Other, net	(6,254)	(4,380)
Consolidated entities related items:
Proceeds from debt obligations of consolidated entities, net of issuance costs	215,733	—
Net Cash Provided by (Used in) Financing Activities	199,997	(283,775)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5,478)	(755)
Net change in cash and cash equivalents and restricted cash	(225,258)	(42,169)
Cash and cash equivalents and restricted cash, beginning of period	412,671	186,977
Cash and Cash Equivalents and Restricted Cash, End of Period	$187,413	$144,808

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$8,746	$11,097
Income taxes	$7,199	$6,263

Non-cash transactions:
Assets related to initial consolidation of funds	$16,699	$—
Liabilities related to initial consolidation of funds	$2,364	$—
Assets related to deconsolidation of funds	$44,042	$—
Liabilities related to deconsolidation of funds	$29,632	$—

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$170,304	$143,005
Restricted cash	7,144	1,803
Cash and cash equivalents of consolidated entities	83	—
Restricted cash and cash equivalents of consolidated entities	9,882	—
Total Cash and Cash Equivalents and Restricted Cash	$187,413	$144,808

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

1. ORGANIZATION
Sculptor Capital Management, Inc. (the “Registrant”), a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Company” or “Sculptor Capital”), is a leading institutional alternative asset management firm with a global presence with offices in New York, London, Hong Kong and Shanghai. The Company provides asset management services and investment products across Credit, Real Estate, and Multi-Strategy. The Company serves its global client base through commingled funds, separate accounts and specialized products, as well as sponsoring a special purpose acquisition company (“SPAC”) (collectively, the “funds”). Sculptor Capital’s distinct investment process seeks to generate attractive and consistent risk-adjusted returns across market cycles through a combination of bottom-up fundamental analysis, a high degree of flexibility, a collaborative team and integrated risk management. The Company’s capabilities span all major geographies and asset classes, including fundamental equities, corporate credit, real estate debt and equity, merger arbitrage and structured credit.
The Company manages dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds, multi-strategy funds and other alternative investment vehicles. Through Institutional Credit Strategies, the Company’s asset management platform that invests in performing credits, the Company manages collateralized loan obligations (“CLOs”), aircraft securitization vehicles, collateralized bond obligations (“CBOs”), structured alternative investment solutions, commingled products and other customized solutions for clients.
The Company’s primary sources of revenues are management fees, which are generally based on the amount of the Company’s assets under management (“Assets Under Management” or “AUM”), as defined below, and incentive income, which is based on the investment performance of its funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of Assets Under Management and the investment performance of the funds. AUM refers to the assets of the funds to which the Company provides investment management and advisory services. The Company’s AUM are a function of the capital that is allocated to it by the investors in its funds and the investment performance of its funds.
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
SEPTEMBER 30, 2022

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
The Company conducts its operations through the Sculptor Operating Group. The following is a list of the outstanding units of the Sculptor Operating Partnerships as of September 30, 2022:
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
•Group E Units—Group E Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains upon satisfaction of a certain performance condition. Each Group E Unit converts into a Group A Unit and becomes exchangeable for one Class A Share (or the cash equivalent thereof) to the extent there has been a sufficient amount of appreciation for a Group E Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee, which consists of the Chief Executive Officer and the Chief Financial Officer of Sculptor Capital Management, Inc.). The Group E Units are entitled to share in residual assets upon liquidation, dissolution or

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent of their relative positive capital accounts (if any). Holders of Group E Units do not receive distributions during the Distribution Holiday. See Note 3 in the Company's Annual Report for additional details. Group E Unit grants are accounted for as equity-based compensation. See Note 13 in the Company's Annual Report for additional information.
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
The following table presents the number of shares and units of the Registrant and the Sculptor Operating Partnerships, respectively, that were outstanding as of September 30, 2022:

As of September 30, 2022
Sculptor Capital Management, Inc.
Class A Shares	24,034,767
Class B Shares	33,569,188
Restricted Class A Shares (“RSAs”)	5,203,172
Restricted Share Units (“RSUs”)	2,746,469
Performance-based RSUs (“PSUs”)	1,112,500
Warrants to purchase Class A Shares (Note 7)	4,338,015

Sculptor Operating Partnerships
Group A Units	15,025,994
Group A-1 Units	9,244,477
Group B Units	24,034,767
Group E Units	13,009,158
Group P Units	5,348,572
The Company grants RSAs, RSUs and PSUs to its employees and executive managing directors as a form of compensation. These grants are accounted for as equity-based compensation. See Note 13 in the Company's Annual Report for additional information. In addition, the Company has 2,577,605 shares of treasury stock as of September 30, 2022.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Share Repurchase Program
In February 2022, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. The Company records its treasury stock repurchases at cost on a trade date basis. As of September 30, 2022, the Company repurchased 2,577,605 Class A Shares at a cost of $28.2 million for an average price of $10.95 per share through open market purchase transactions. As of September 30, 2022, $71.8 million remained available for repurchase of the Company’s common stock under the share repurchase program. All of the repurchased shares are classified as treasury stock in the Company’s consolidated balance sheets.
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
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited, interim, consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), and exclude some of the disclosures required in audited financial statements and therefore should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report. Management believes all adjustments considered necessary for a fair presentation of the Company’s unaudited, interim, consolidated financial statements have been included and are of a normal and recurring nature and that estimates made in preparing unaudited, interim, consolidated financial statements are reasonable and prudent. The consolidated financial statements include the accounts of the Company, its wholly owned or majority owned subsidiaries, the consolidated entities which are considered to be variable interest entities and for which the Company is considered the primary beneficiary, and certain other entities which are not considered variable interest entities but the Company is determined to have control. All significant intercompany transactions and balances have been eliminated in consolidation.
The results of operations presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. For example, incentive income for the majority of the Company’s multi-strategy AUM is recognized in the fourth quarter each year, based on full year investment performance.
Policies of Consolidated Entities
Consolidated Entities
For purposes of these consolidated financial statements, “consolidated entities” refers to funds, special purpose entities, investment vehicles and other similar structures which the Company is required to consolidate in accordance with GAAP. The funds are considered investment companies for GAAP purposes. Pursuant to specialized accounting guidance for investment companies and the retention of that guidance in the Company’s consolidated financial statements, the investments held by the consolidated funds are reflected in the consolidated financial statements at their estimated fair values.
The policy applied by the Company is that a consolidated entity that is considered an investment company under GAAP will generally consolidate another investment company when it owns substantially all of the interest in that investment company.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Income of Consolidated Entities
Income of consolidated entities consists of interest income, dividend income and other miscellaneous items. Interest income is recorded on an accrual basis. The consolidated entities may place debt obligations, including bank debt and other participation interests, on non-accrual status and, when necessary, reduce current interest income by charging off any interest receivable when collection of all or a portion of such accrued interest has become doubtful. The balance of non-accrual investments as of September 30, 2022, and the impact of such investments for the three and nine months ended September 30, 2022 were not material. Dividend income is recorded on the ex-dividend date, net of withholding taxes, if applicable. Premiums and discounts are amortized and accreted, respectively, to income of consolidated entities in the consolidated statements of comprehensive income (loss).
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
Assets of the consolidated structured alternative investment solution are presented within investments of consolidated entities, and liabilities due to third parties are presented within notes payable, at fair value within liabilities of consolidated entities in the consolidated balance sheets. Changes in the fair value of the vehicle’s financial assets and liabilities and related interest and other income are presented within net losses of consolidated entities, and ongoing expenses of the fund are presented as expenses of consolidated entities in the consolidated statements of operations.
Also included within investments of consolidated entities are U.S. Treasury bills with original maturities of 90 days or more when purchased, which are held in a trust account by the Company’s consolidated SPAC. These investments are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the SPAC trust agreement.
Consolidation of SPAC, Structured Alternative Investment Solution and Other Funds
In 2021, the Company consolidated a SPAC, which it sponsors and continues to consolidate as of September 30, 2022. The SPAC accrues interest income on U.S. Treasury bill investments held in a trust account, and incurs certain operational expenses related to legal, insurance and deal research costs.
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
SEPTEMBER 30, 2022

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
The Company has elected the fair value option for the financial liabilities of the structured alternative investment solution. The Company measures the financial liabilities of its consolidated entity based on the fair value of the financial assets of its consolidated entity, as the Company believes the fair value of the financial assets are more observable. The financial liabilities are measured as (i) the sum of the fair value of the consolidated fund assets less (ii) the sum of the fair value of any beneficial interests retained by the Company. As a result of this measurement alternative, there is no attribution of amounts to noncontrolling interest for consolidated structured alternative investment solution.
See Note 2 in the Company’s Annual Report for the complete listing of the Company’s significant accounting policies.
Recently Adopted Accounting Pronouncements
No changes to GAAP that went into effect in the nine months ended September 30, 2022, had a material effect on the Company’s consolidated financial statements.
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
SEPTEMBER 30, 2022

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
Sculptor Operating Group Ownership
The Company’s equity interest in the Sculptor Operating Group decreased to 46.2% as of September 30, 2022, from 46.5% as of September 30, 2021. Changes in the Company’s interest in the Sculptor Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Group A Units and Group P Units for Class A Shares, at which time the related Class B Shares are also canceled; (ii) vesting of RSAs; (iii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, 2013 Incentive Plan and 2022 Incentive Plan related to the settlement of Class A restricted share units (the “RSUs”) or Class A market performance-based RSUs (the “PSUs”); (iv) the forfeiture of Group A Units and participating Group P Units by a departing executive managing director; and (v) the repurchase of Class A Shares and Group A Units. The Company’s interest in the Sculptor Operating Group is generally expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Group A Units and Group P Units, as well as the settlement of vested RSUs, PSUs and RSAs. However, additional repurchases of Class A Shares under the Company’s 2022 Share Repurchase Program may lead to a decrease of the Company’s interest in the Sculptor Operating Group. Additionally, the Company’s economic interest in the Sculptor Operating Group will decline when Group P Units begin to participate, as described in Note 13 in the Company's Annual Report.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The table below sets forth the calculation of noncontrolling interests related to the Group A Units for each Sculptor Operating Partnership (rounding differences may occur). The blended participation percentages presented below take into account ownership changes throughout the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)

Sculptor Capital LP
Net (loss) income	$(9,389)	$5,081	$6,826	$(22,713)
Blended participation percentage	0%	39%	0%	39%
Net (Loss) Income Attributable to Group A Units	$—	$2,003	$—	$(8,824)

Sculptor Capital Advisors LP
Net loss	$(14,398)	$(11,795)	$(15,595)	$(34,989)
Blended participation percentage	39%	39%	38%	39%
Net Loss Attributable to Group A Units	$(5,548)	$(4,556)	$(5,999)	$(13,592)

Sculptor Capital Advisors II LP
Net (loss) income	$(9,800)	$6,581	$(29,273)	$48,164
Blended participation percentage	40%	0%	38%	0%
Net (Loss) Income Attributable to Group A Units	$(3,930)	$—	$(11,261)	$—

Total Sculptor Operating Group
Net loss	$(33,587)	$(133)	$(38,042)	$(9,538)
Blended participation percentage	28%	n/m	45%	235%
Net Loss Attributable to Group A Units	$(9,478)	$(2,553)	$(17,260)	$(22,416)
_______________
n/m - not meaningful
The following table presents the components of the net loss attributable to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Group A Units	$(9,478)	$(2,553)	$(17,260)	$(22,416)
Other	68	167	1,423	1,639
	$(9,410)	$(2,386)	$(15,837)	$(20,777)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	September 30, 2022	December 31, 2021

	(dollars in thousands)
Group A Units	$420,073	$431,304
Other	24,487	15,165
	$444,560	$446,469
Redeemable noncontrolling interests
In 2021, the Company consolidated the SPAC it sponsors. The Class A shares issued by the consolidated SPAC are redeemable for cash by the public shareholders in the event the SPAC is unable to complete a business combination or a tender offer provision by a set date. Therefore, the investors’ interests in the SPAC are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following table presents the activity in redeemable noncontrolling interests in the three and nine months ended September 30, 2022. There were no redeemable noncontrolling interests outstanding during the first nine months of 2021.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

	(dollars in thousands)
Beginning balance	$234,600	$234,600
Change in redemption value of Class A Shares of consolidated SPAC	(174)	(3,939)
Comprehensive income	1,492	5,257
Ending Balance	$235,918	$235,918
4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	September 30, 2022	December 31, 2021

	(dollars in thousands)
U.S. government obligations, at fair value	$79,283	$205,400
CLOs, at fair value	189,214	219,510
Equity method investments	93,408	158,712
Total Investments	$361,905	$583,622

Investments of Consolidated Entities	$543,843	$—
The Company invests in U.S. government obligations to manage excess liquidity. CLOs, at fair value, consist of investments in notes of unconsolidated CLOs. These investments are carried at fair value under the irrevocable fair value option election at initial recognition. Changes in fair value are recorded within net (losses) gains on investments in the consolidated statements of operations. Interest income on these investments is accrued using the effective interest method and separately presented from the overall change in fair value and is recognized in other revenue in the consolidated statement of operations.
The Company’s equity method investments include investments in funds, which are not consolidated, but in which the Company exerts significant influence, but not control. The Company has not elected the fair value option and accounts for such

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

investments under the equity method. Under the equity method of accounting, the Company recognizes its share of the underlying earnings (losses) from equity method investments within net (losses) gains on investments in the consolidated statements of operations. The carrying amounts of equity method investments are recorded in investments in the consolidated balance sheets. Refer to Note 15 for details of the related party nature of such investments.
Investments of consolidated entities include both investments of the Company’s consolidated SPAC, which consists of investments in U.S. Treasury bills held in a trust account, as well as investments held by the Company’s consolidated structured alternative investment solution. The investments of the consolidated structured alternative investment solution that the Company manages are generally measured at fair value using the NAV per share practical expedient. The Company may determine based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses in accordance with GAAP. The Company does not categorize investments where fair value is measured using the NAV practical expedient within the fair value hierarchy.
The following table summarizes the fair value of the investments of the structured alternative investment solution that are measured at NAV by strategy type and ability to redeem such investments as of September 30, 2022.

Fund Type(1)	Fair Value (as of September 30, 2022)	Redemption Frequency(2)	Redemption Notice Period(2)
	(dollars in thousands)
Multi-strategy	81,783	Quarterly - Annually	30 days - 90 days
Credit	212,940	Monthly - Annually(3)	30 days - 90 days
Real estate	7,153	None(4)	N/A
Total	$301,876
_______________
(1)The structured alternative investment solution invests in both open-ended and close-ended funds. The investments in each fund may represent investments in a particular tranche of such fund subject to different withdrawal rights.
(2)$148.7 million of investments are subject to an initial lock-up period of three years during which time no withdrawals or redemptions are allowed. Once the lock-up period ends, the investments are able to be redeemed with the frequency noted above.
(3)18% of these investments are in closed-end funds which cannot be redeemed, as distributions will be received as the underlying assets are liquidated, which is expected to be approximately six years.
(4)100% of these investments are in closed-end funds which cannot be redeemed, as distributions will be received as the underlying assets are liquidated, which is expected to be approximately seven to nine years.

As of September 30, 2022, the structured alternative investment solution had unfunded commitments of $104.7 million related to the investments presented in the table above.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is impacted by a number of factors, including the type and the specific characteristics of the financial instrument, including existence and transparency of transactions between market participants. Financial instruments with readily available actively quoted prices or for which fair value can be measured from actively-quoted prices generally will have a higher degree of market price observability and lesser degree of judgment used in measuring fair value.
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
•Level II – Quotations received from dealers making a market for financial instruments (“broker quotes”), valuations obtained from independent third-party pricing services, the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly observable as of the reporting date. The types of financial instruments that would generally be included in this category are certain corporate bonds and loans, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt, less liquid equity securities, forward contracts and certain over the-counter (“OTC”) derivatives where the fair value is based on observable inputs. These financial instruments exhibit higher levels of liquid market observability as compared to Level III financial instruments.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2022:

	As of September 30, 2022
	Level I	Level II	Level III	NAV	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
U.S. government obligations	$67,853	$—	$—	$—	$67,853

Included within investments:
U.S. government obligations	$79,283	$—	$—	$—	$79,283
CLOs(1)	$—	$—	$189,214	$—	$189,214

Included within investments of consolidated entities:
U.S. government obligations	$236,017	$—	$—	$—	$236,017
Bank Debt	—	5,950	—	—	5,950
Investments in funds	—	—	—	301,876	301,876
Investments of Consolidated Entities	$236,017	$5,950	$—	$301,876	$543,843

Liabilities, at Fair Value
Warrants	$—	$—	$24,597	$—	$24,597

Liabilities of consolidated entities:
Warrants	$1,639	$—	$—	$—	$1,639
Notes payable	$—	$—	$207,978	$—	$207,978
_______________
(1) As of September 30, 2022, investments in CLOs had contractual principal amounts of $198.2 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Reconciliation of Fair Value Measurements Categorized within Level III
Gains and losses on investments categorized within Level III, excluding those related to investments of consolidated entities and foreign currency translation adjustments, are recorded within net (losses) gains on investments in the consolidated statements of operations. Gains and losses related to foreign currency translation adjustments are recorded in the statements of comprehensive income (loss), and gains and losses related to investment of consolidated entities are recorded within net losses of consolidated entities. Amortization of premium, accretion of discount and foreign exchange gains and losses on non-U.S. dollar investments are also included within gains and losses in the tables below. Changes in fair value of warrant liabilities are included in other loss in the consolidated statements of operations. In the first quarter of 2022, the warrants of the consolidated SPAC began to trade publicly, and as such, were transferred from Level III to Level I. Changes in fair value of warrant liabilities and notes payable of the consolidated entities are included in net losses of consolidated entities in the consolidated statements of operations. The Company elected to measure its investments in CLOs, U.S. government obligations and notes payable of the consolidated fund at fair value through consolidated net (loss) income in order to simplify its accounting for these instruments.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following table summarizes the changes in the Company’s Level III financial assets and liabilities for the three months ended September 30, 2022:

	June 30, 2022	Transfers In	Transfers Out	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	September 30, 2022
	(dollars in thousands)
Assets, at Fair Value

CLOs	$203,631	$—	$—	$248	$(40)	$(4,143)	$(10,482)	$189,214

Investments of consolidated entities:
Bank Debt	$40,226	$—	$(16,296)	$—	$(23,930)	$—	$—	$—

Liabilities, at Fair Value
Warrants	$22,211	$—	$—	$—	$—	$(2,386)	$—	$24,597

Liabilities of consolidated entities:
Notes payable	$201,985	$—	$—	$—	$—	$(5,993)	$—	$207,978
The following table summarizes the changes in the Company’s Level III financial assets and liabilities for the three months ended September 30, 2021:

	June 30, 2021	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	September 30, 2021
	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$219,433	$982	$(286)	$335	$(3,928)	$216,536

Liabilities, at Fair Value
Warrants	$76,002	$—	$—	$(12,710)	$—	$88,712

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following table summarizes the changes in the Company’s Level III financial assets and liabilities for the nine months ended September 30, 2022:

	December 31, 2021	Transfers In		Transfers Out		Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	September 30, 2022

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$219,510	$—		$—		$30,087	$(12,413)	$(22,931)	$(25,039)	$189,214

Investments of consolidated entities:
Bank Debt	$—	$3,603	(1)	$(47,258)	(1)	$98,217	$(51,335)	$(3,227)	$—	$—

Liabilities, at Fair Value
Warrants	$65,287	$—		$—		$—	$—	$40,690	$—	$24,597

Liabilities of consolidated entities:
Warrants	$7,590	$—		$(3,450)	(2)	$—	$—	$4,140	$—	$—
Notes payable	$—	$—		$—		$215,733	$—	$7,755	$—	$207,978
_______________
(1) Transfers into and out of Level III in bank debt include $2.3 million related to the consolidation and $14.0 million related to the subsequent deconsolidation of a fund that the Company manages.
(2) Transfers out of Level III into Level I related to warrants of consolidated entities that became publicly traded with available quoted prices during the first quarter of 2022.
The following table summarizes the changes in the Company’s Level III financial assets for the nine months ended September 30, 2021:

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
SEPTEMBER 30, 2022

The table below summarizes the net change in unrealized gains and (losses) on the Company’s Level III financial instruments still held as of the reporting date:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$(14,625)	$(3,593)	$(47,970)	$(6,063)

Liabilities, at Fair Value
Warrants	$(2,386)	$(12,710)	$40,690	$(50,885)

Liabilities of consolidated entities:
Notes payable	$(5,993)	$—	$7,755	$—
Level II Valuation Techniques
Financial instruments classified within Level II of the fair value hierarchy are comprised of bank debt held by the Company’s consolidated structured alternative investment solution. These investments are valued using independent pricing services. There are no unobservable valuation inputs used in determining the fair value of these investments.
Level III Valuation Techniques
Financial instruments classified within Level III of the fair value hierarchy are comprised of CLOs, warrant liabilities and warrants and notes payable of consolidated entities.
Investments in CLOs are valued using independent pricing services. The Company performs procedures over the values provided by the pricing services, as discussed above.
Warrant liabilities of the Company are valued by independent pricing services using a Black-Scholes option pricing model, for which the Company’s Class A share price, warrant exercise price, risk free rate, volatility, dividend yield and term to expiry are the primary inputs to the valuation. The are no unobservable quantitative valuation inputs used in determining the fair value of the warrant liabilities.
The warrant liabilities of the consolidated SPAC are currently valued using quoted prices. Prior to being transferred to Level I, they were valued by independent pricing services using a Monte Carlo simulation model. As noted above, the warrant liabilities of the consolidated SPAC were transferred from Level III to Level I in the first quarter of 2022.
Notes payable of consolidated entities are valued using independent pricing services. The Company measures the financial liabilities of its consolidated entity based on the fair value of the financial assets of the consolidated entity, as the Company believes the fair value of the financial assets is more observable. Refer to Note 2 for additional valuation considerations of the notes payable of consolidated entities.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Financial Instruments Not Measured at Fair Value
As of September 30, 2022, the Company’s debt obligations had a fair value of $105.2 million and a carrying value of $123.8 million. Management estimates that the carrying value of the Company’s repurchase agreements approximated their fair value as of September 30, 2022. The fair value measurements for the Company’s debt obligations and repurchase agreements are categorized as Level III within the fair value hierarchy and were determined using independent pricing services. Management estimates that the carrying value of the Company’s other financial instruments approximated their fair values as of September 30, 2022.
Loans Sold to CLOs Managed by the Company
From time to time the Company may sell loans to CLOs managed by the Company. These loans are purchased by the Company in the open market and simultaneously sold for cash to the CLOs. The loans are accounted for as transfers of financial assets as they meet the criteria for derecognition under U.S. GAAP. No loans were sold in each of the nine months ended September 30, 2022 and 2021. The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold loans in the past. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issued by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. As of September 30, 2022 and December 31, 2021, the Company’s investments in these retained interests had a fair value of $74.6 million and $87.9 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. For the nine months ended September 30, 2022 and 2021, the Company received $2.0 million and $2.1 million, respectively, of interest and principal payments related to the retained interests.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The table below presents the assets and liabilities of VIEs consolidated by the Company.

	September 30, 2022	December 31, 2021

	(dollars in thousands)
Assets
Assets of consolidated entities:
Cash and cash equivalents of consolidated entities	$83	$—
Restricted cash and cash equivalents of consolidated entities	9,882	—
Investments of consolidated entities, at fair value	307,826	—
Other assets of consolidated entities	11,070	4,339
Total Assets	$328,861	$4,339

Liabilities
Liabilities of consolidated entities:
Notes payable of consolidated entities	$207,978	$—
Other liabilities of consolidated entities	6,965	2,603
Total Liabilities	$214,943	$2,603
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The table below presents the net assets of unconsolidated VIEs in which the Company has variable interests along with the maximum exposure to loss as a result of the Company’s involvement with non-consolidated VIEs:

	September 30, 2022	December 31, 2021

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$12,085,220	$11,304,196

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned income and fees	66,188	62,800
Income and fees receivable	12,343	61,273
Investments	408,255	249,104
Investments of consolidated entities	181,194	—
Unfunded commitments(1)	122,630	60,474
Maximum Exposure to Loss	$790,610	$433,651
_______________
(1) Includes commitments from certain employees and executive managing directors in the amounts of $67.8 million and $46.3 million as of September 30, 2022 and December 31, 2021, respectively.
6. LEASES
The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Shanghai, and various other locations and data centers. The Company does not have renewal options for any of its current leases. The Company also subleases a portion of its office space in London and New York through the end of the lease term. In addition, the Company has finance leases for computer hardware. As of September 30, 2022, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within restricted cash in the consolidated balance sheets.
The tables below represent components of lease expense and associated cash flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Lease Cost
Operating lease cost	$4,628	$4,882	$13,992	$15,215
Short-term lease cost	21	4	75	26
Finance lease cost - amortization of leased assets	113	199	296	596
Finance lease cost - imputed interest on lease liabilities	19	4	23	21
Less: Sublease income	(779)	(408)	(2,413)	(1,234)
Net Lease Cost	$4,002	$4,681	$11,973	$14,624

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,140	$5,398	$15,631	$16,563
Operating cash flows for finance leases	$6	$—	$6	$1
Finance cash flows for finance leases	$155	$241	$318	$865

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—	$1,079	$2,893
Finance leases	$1,016	$—	$1,016	$—

	September 30, 2022	December 31, 2021

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	7.0 years	7.6 years
Finance leases	4.8 years	1.3 years

Weighted average discount rate
Operating leases	7.8%	7.8%
Finance leases	7.9%	6.3%

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities - Contractual Payments to be Paid
October 1, 2022 to December 31, 2022	$5,140	$—
2023	19,951	228
2024	16,527	228
2025	14,328	228
2026	15,353	228
Thereafter	52,689	228
Total Lease Payments	123,988	1,140
Imputed interest	(28,814)	(180)
Total Lease Liabilities - Contractual Payments to be Paid	$95,174	$960

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Operating Leases

(dollars in thousands)
Sublease Rent - Contractual Payments to be Received
October 1, 2022 to December 31, 2022	$813
2023	2,963
2024	1,920
2025	1,920
2026	1,920
Thereafter	6,120
Total Sublease Rent - Contractual Payments to be Received	$15,656
7. DEBT OBLIGATIONS AND WARRANTS

	2020 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
October 1, 2022 to December 31, 2022	$—	$—	$—
2023	—	1,938	1,938
2024	—	—	—
2025	—	—	—
2026	—	—	—
2027	95,000	—	95,000
Thereafter	—	39,035	39,035
Total Payments	95,000	40,973	135,973
Unamortized discounts & deferred financing costs	(11,956)	(205)	(12,161)
Total Debt Obligations	$83,044	$40,768	$123,812
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
SEPTEMBER 30, 2022

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
Warrants
In connection with the 2020 Credit Agreement, the Company has issued and outstanding warrants to purchase 4,338,015 Class A Shares. The warrants have a 10-year term from the Closing Date and an initial exercise price per share equal to $11.93. The exercise price is subject to reduction by an amount equal to any dividends paid on Class A Shares. As a result, the exercise price was $8.22 per share as of September 30, 2022. The warrants provide for customary adjustments in the event of a stock split, stock dividend, recapitalization or similar event. In lieu of making a cash payment otherwise contemplated upon exercise, the holder may exercise the warrants in whole or in part to receive a net number of Class A Shares. In addition, one of the warrants provides that, upon exercise in whole or in part by the holder, the Company may decide in its sole discretion whether the holder’s exercise of such warrant will be settled by delivery of Class A Shares (which shares may be reduced to a net number of Class A Shares in accordance with the procedure described in the preceding sentence) or by the Company’s payment to the holder of an amount in cash equal to the Black-Scholes value as provided for in the applicable warrant agreement. If the Company undergoes a change of control prior to the expiration date, the holder will have the right to require the Company to repurchase any remaining portion of the warrants not yet exercised at their Black-Scholes value as provided for in the applicable agreement. The warrants restrict transfers and other dispositions for 18 months from the Closing Date, subject to certain exceptions.
Debt Obligations of Consolidated Funds
Warrants of the Consolidated SPAC
At the time of IPO in December 2021, Sculptor Acquisition Corporation I (“SAC I”) issued 11.2 million warrants to the Company and 11.5 million warrants to third parties. The warrants have a 5-year term from the day of the SAC I IPO and an initial exercise price per share equal to $11.50. The warrants are subject to other customary terms common for instruments of this type. The Company eliminates the SPAC warrants it holds in consolidation. As of September 30, 2022, the warrants had fair value of $1.6 million.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Notes Payable of a Consolidated Entity
In the first quarter of 2022, the Company launched a structured alternative investment solution that it consolidated, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $128.0 million were acquired by the Company and eliminated in consolidation. The notes held by the Company consisted of $20.0 million of Class A, $20.0 million of Class B and $87.8 million of subordinate notes. Changes in the fair value of the notes payable of the structured alternative investment solution are presented within net losses of consolidated entities in the consolidated statements of operations. The fair value of the notes payable as of September 30, 2022, was $208.0 million. The notes payable mature in May 2037.
The table below summarizes material terms of the notes payable:

	Class A Notes	Class B Notes	Class C Notes	Subordinate Notes(1)
	(dollars in thousands)
Type	Senior Secured	Senior Secured	Mezzanine Secured	Unsecured
Initial principal amount	$140,000	$70,000	$35,000	$105,000
Initial interest rate	4.25%	6.00%	6.75%	N/A
Interest rate after step up and effective date(2)	6.25%; May 2028	8.00%; May 2029	9.50%; May 2025	N/A
_______________
(1) Subordinate notes do not have stated interest rates or principal entitlement but instead receive net proceeds from excess cash flows remaining after periodic payments have been made to more senior notes and after fees and expenses in accordance with the priority of payments.
(2) Interest rate after a one time step up in basis at the indicated effective date.
See Note 2 for accounting policies for the notes payables of the consolidated entities.
Credit Facility of a Consolidated Entity
In the first quarter of 2022, the structured alternative investment vehicle entered into a $52.5 million credit facility which expires March 18, 2025. The credit facility is capped at $20.0 million of the total borrowing capacity per quarter. The facility is subject to a SOFR reference rate, as defined in the agreement, plus 3.00%. The facility is also subject to an annual 1.15% unused commitment fee. As of September 30, 2022, the fund has not drawn on the facility. The credit facility agreement is subject to other customary terms common for instruments of this type. The creditors of the Company’s consolidated entities have no recourse to the Company.
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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. In addition to customary events of default included in financing arrangements of this type, an event of default would also be triggered if there is an event of default at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default, where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs with fair values of $40.1 million and $43.1 million as of September 30, 2022 and December 31, 2021, respectively.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

Initial Borrowing Date	Contractual Rate	Contractual Maturity Date	Carrying Value
			September 30, 2022	December 31, 2021

			(dollars in thousands)
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	$17,237	$17,221
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,593	21,589
October 21, 2021	EURIBOR plus 0.85%	August 29, 2023	—	5,892
January 19, 2022	EURIBOR plus 1.00%	December 15, 2023	1,938	—
			$40,768	$44,702
8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company has a €200.0 million master credit facility agreement (the “CLO Financing Facility”) to finance portions of the risk retention investments in certain CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of September 30, 2022, €42.9 million of the CLO Financing Facility remained available.
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
SEPTEMBER 30, 2022

The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to the counterparty related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of September 30, 2022	$152,883	$—	$152,883	$140,461	$12,422
As of December 31, 2021	$156,448	$—	$156,448	$156,448	$—
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold to the counterparty under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of September 30, 2022	$—	$—	$—	$152,883	$152,883
As of December 31, 2021	$—	$—	$—	$156,448	$156,448
9. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	September 30, 2022	December 31, 2021

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$47,736	$47,797
Computer hardware and software	55,060	55,320
Furniture, fixtures and equipment	8,316	8,013
Accumulated depreciation and amortization	(84,896)	(83,371)
Fixed assets, net	26,216	27,759
Redemption receivable(1)	29,099	—
Goodwill	22,691	22,691
Prepaid expenses	10,225	17,095
Other	13,412	9,546
Total Other Assets, Net	$101,643	$77,091
_______________
(1) Represents amounts receivable on a redeemed investment in a fund.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

10. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	September 30, 2022	December 31, 2021

	(dollars in thousands)
Accrued expenses	$19,266	$16,949
Uncertain tax positions	8,250	8,250
Due to funds(1)	3,664	3,017
Unused trade commissions	1,309	1,513
Other	5,364	9,061
Total Other Liabilities	$37,853	$38,790
_______________
(1) To the extent that a fee-paying fund is an investor in another fee-paying fund, the Company rebates a corresponding portion of the management fees charged in the investee fund. Due to funds amounts also reflect certain incentive income and management fee waivers.
11. REVENUES
The following table presents management fees and incentive income recognized as revenues for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$33,579	$209	$39,585	$16,394
Credit
Opportunistic credit funds	12,001	698	13,141	9,779
Institutional Credit Strategies	11,550	—	14,856	—
Real estate funds	9,106	6,659	9,238	858
Total	$66,236	$7,566	$76,820	$27,031
The following table presents management fees and incentive income recognized as revenues for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$112,171	$329	$114,185	$97,507
Credit
Opportunistic credit funds	37,167	20,603	39,065	22,038
Institutional Credit Strategies	34,941	—	46,360	—
Real estate funds	27,164	52,856	27,781	14,834
Total	$211,443	$73,788	$227,391	$134,379

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following table presents the composition of the Company’s income and fees receivable as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

	(dollars in thousands)
Management fees	$25,008	$25,520
Incentive income	1,029	168,116
Income and Fees Receivable	$26,037	$193,636
The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.
The following table presents the Company’s unearned income and fees as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Management fees	$750	$84
Incentive income	65,438	62,716
Unearned Income and Fees	$66,188	$62,800
A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. A liability for unearned management fees is generally recognized when management fees are paid to the Company on a quarterly basis in advance, based on the amount of Assets Under Management at the beginning of the quarter. In the nine months ended September 30, 2022 and 2021, the Company recognized $47.2 million and $9.8 million, respectively, of the beginning balance of unearned incentive income for each respective year. The Company recognized all of the beginning balances of unearned management fees during the respective quarter.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
(Income) loss passed through to noncontrolling interests	-5.78%	145.73%	-7.67%	-71.48%
Foreign income taxes	-4.58%	81.04%	-4.76%	-114.01%
RSU excess income tax benefit or expense	-0.49%	8.39%	3.76%	-20.58%
State and local income taxes	0.53%	81.03%	-7.34%	-53.09%
Nondeductible amortization of Partner Equity Units	-2.28%	31.04%	-9.59%	-54.32%
Foreign tax credits and deductions	0.96%	-17.02%	1.00%	23.94%
Change in fair value of warrants	-3.83%	88.53%	25.74%	-269.42%
Disallowed executive compensation	-6.08%	16.44%	-19.29%	-15.19%
Other, net	-0.20%	-7.61%	-0.36%	-0.60%
Effective Income Tax Rate	-0.75%	448.57%	2.49%	-553.75%
The Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the Company had a liability for unrecognized tax benefits of $8.3 million. As of and for the nine months ended September 30, 2022, the Company did not accrue interest or penalties related to uncertain tax positions. As of September 30, 2022, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits if recognized, would affect its tax expense by $4.8 million as of September 30, 2022.
13. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Occupancy and equipment	$6,951	$9,627	$20,941	$24,970
Professional services	7,326	4,487	18,967	12,176
Information processing and communications	5,299	6,033	15,500	16,890
Recurring placement and related service fees	4,661	4,696	15,092	14,290
Insurance	2,226	2,281	6,661	6,773
Business development	799	281	2,094	591
Impairment of right-of-use asset	—	11,240	—	11,240
Other expenses	1,028	1,027	2,776	5,140
	$28,290	$39,672	$82,031	$92,070

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

14. LOSS PER CLASS A SHARE
Basic loss per Class A Share is computed by dividing the net loss attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended September 30, 2022 and 2021, the Company included 165,379 and 130,528 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted loss per Class A Share. For the nine months ended September 30, 2022 and 2021, the Company included 171,739 and 176,516 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted loss per Class A Share.
When calculating dilutive loss per Class A Share, the Company applies the treasury stock method to outstanding warrants, unvested RSUs and RSAs, which are only subject to a service condition. At the Sculptor Operating Group Level, the Company applies the if-converted method to vested Group A Units and vested Group E Units. For unvested Group A Units and unvested Group E Units, the Company applies the treasury stock method first to determine the number of incremental units that would be issuable and then applies the if-converted method to those resulting incremental units. The Company did not include unvested RSAs, Group P Units or PSUs subject to service and market conditions in the calculation of dilutive loss per Class A Share, as the applicable market conditions had not yet been met as of the end of each reporting period presented below. The Company also did not include RSUs which will be settled in cash. The effect of dilutive securities on net loss attributable to Class A Shareholders is presented net of tax.
The following tables present the computation of basic and diluted loss per Class A Share:

Three Months Ended September 30, 2022	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(22,518)	24,772,098	$(0.91)
Effect of dilutive securities:
Group A Units	—	—		15,025,994
Group E Units	—	—		13,009,158
RSUs	—	—		2,565,485
RSAs	—	—		1,591,507
Warrants	—	—		4,338,015
Diluted	$(22,518)	24,772,098	$(0.91)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Three Months Ended September 30, 2021	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(4,338)	25,334,903	$(0.17)
Effect of dilutive securities:
Group A Units	—	—		16,019,506
Group E Units	—	—		13,009,152
RSUs	—	—		3,289,109
Warrants	—	—		4,338,015
Diluted	$(4,338)	25,334,903	$(0.17)

Nine Months Ended September 30, 2022	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(13,688)	25,620,996	$(0.53)
Effect of dilutive securities:
Group A Units	—	—		15,025,994
Group E Units	—	—		13,009,157
RSUs	—	—		2,560,287
RSAs	—	—		1,406,538
Warrants	(34,190)	1,197,180		—
Diluted	$(47,878)	26,818,176	$(1.79)

Nine Months Ended September 30, 2021	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(2,817)	24,743,527	$(0.11)
Effect of dilutive securities:
Group A Units	(17,720)	16,019,506		—
Group E Units	—	—		13,010,373
RSUs	—	—		3,463,072
Warrants	—	—		4,338,015
Diluted	$(20,537)	40,763,033	$(0.50)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

15. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Certain Amounts Related to Tax Receivable Agreement Liability
Amounts due to related parties relate primarily to future payments owed to certain former executive managing directors under the tax receivable agreement, as discussed further in Note 16. The tax receivable agreement liability was $178.8 million as of September 30, 2022, and $67.9 million of the balance was due to related parties. The Company made payments totaling $16.9 million and $7.2 million under the tax receivable agreement (inclusive of interest thereon) in the nine months ended September 30, 2022 and 2021, respectively, of which $7.4 million and $3.9 million were paid to related parties. No payments were made in the three months ended September 30, 2022 and 2021, respectively.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
As of September 30, 2022 and December 31, 2021, respectively, approximately $947.6 million and $910.5 million of the Company’s Assets Under Management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of September 30, 2022 and December 31, 2021, approximately 46% and 51%, respectively, of these Assets Under Management were not charged management fees or incentive income.
The following table presents management fees and incentive income charged on investments held by the Company’s executive managing directors, employees and certain other related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$1,243	$869	$3,392	$2,696
Incentive income	$192	$154	$1,005	$2,307
Commitment to Purchase Interest in BharCap Sponsor LLC.
In March 2021, the Company committed to acquire a non-controlling membership interest of BharCap Sponsor LLC, an entity managed by a member of the Company’s Board of Directors, in the amount of $3.0 million out of which $55 thousand was funded and subsequently written-off. As of June 1, 2022, BharCap Acquisition Corp’s registration statement filed with the SEC lapsed and the entity was liquidated. The Company will not be funding any additional amounts in connection with the foregoing commitment.
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
SEPTEMBER 30, 2022

Class B ordinary shares held by the Company are eliminated upon consolidation. Refer to Note 2 of the Company’s Annual Report for additional details on the SPAC.
Investment in Structured Alternative Investment Solution
In the first quarter of 2022, the Company closed on a $350.0 million structured alternative investment solution, a collateralized financing vehicle consolidated by the Company. The Company invested approximately $127.8 million in the vehicle. Refer to Notes 2 and 4 for additional details on the structured alternative investment solution.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Sculptor Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of September 30, 2022, the estimated future payment under the tax receivable agreement was $178.8 million, which is recorded in the tax receivable agreement liability balance on the consolidated balance sheets.
The table below presents management’s estimate as of September 30, 2022, of the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
October 1, 2022 to December 31, 2022	$29,483
2023	3,766
2024	13,175
2025	24,581
2026	34,229
2027	25,425
Thereafter	48,114
Total Payments	$178,773
Litigation
On August 24, 2022, a complaint under Section 220 of Delaware’s general corporation law, which allows shareholders to inspect corporate books and records, was filed by Daniel S. Och, the founder and former Chief Executive Officer (the “Founder”) of Och-Ziff Capital Management LLC and its consolidated subsidiaries (“Och-Ziff”) and four former Och-Ziff executive managing directors. In April 2022, the Founder and the former executive managing directors made a demand to inspect books and records relating to alleged corporate governance concerns in connection with the promotion of James S. Levin to Chief Executive Officer, a new executive compensation plan approved by the Board of Directors in December 2021, and other matters related to the Board’s exercise of its duties. Despite the voluntary production by the Company of extensive documentation in response to that demand, the Founder and the former executive managing directors filed this Section 220 complaint to compel additional production. The Company believes the complaint is without merit and is contesting the proceeding.
From time to time, the Company is involved in litigation and claims incidental to the conduct of the Company’s business. The Company is also subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over the Company and its business activities.
The Company accrues a liability for legal proceedings only when those matters present loss contingencies that it believes are both probable and reasonably estimable. As of September 30, 2022, the Company does not have any potential liability related to any current legal proceeding or claim that would individually, or in the aggregate, materially affect its results of operations, financial position or cash flows.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Investment Commitments
The Company has unfunded capital commitments of $200.2 million to certain funds it manages, of which $104.7 million relates to commitments of the Company’s consolidated structured alternative investment solution, which do not directly impact the cash flows related to Class A Shareholders. The remaining $95.5 million relates to commitments of the Company to unconsolidated funds. Approximately $67.8 million of the Company’s commitments will be funded by contributions to the Company from certain employees and executive managing directors. The Company expects to fund these commitments over the approximately next six years. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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
Additionally, the Company has agreements with certain of the funds it manages to reimburse certain expenses in excess of an agreed-upon cap. During the nine months ended September 30, 2022 and 2021 these amounts were not material.
17. SUBSEQUENT EVENTS
Dividend
On November 8, 2022, the Company announced a cash dividend of $0.01 per Class A Share. The dividend is payable on November 28, 2022, to holders of record as of the close of business on November 21, 2022.
Share Repurchases
As discussed in Note 1, as of September 30, 2022, the Company repurchased 2,577,605 Class A Shares at a cost of $28.2 million for an average price of $10.95 per share through open market purchase transactions. Through November 3, 2022, the Company purchased 2,704,250 shares in aggregate at an average price of $10.91, resulting in a total buyback of $29.5 million of stock.

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
Overview
Overview of Our Business
Sculptor Capital is a leading institutional alternative asset manager, with approximately $35.7 billion in Assets Under Management as of November 1, 2022 and a global presence with offices in New York, London, Hong Kong, and Shanghai. We provide asset management services and investment products across Credit, Real Estate, and Multi-Strategy. We serve our global client base through our commingled funds, separate accounts, specialized products and the SPAC. Our capabilities span all major geographies and asset classes. Our approach to asset management is based on the same fundamental elements that we have employed since Sculptor Capital was founded in 1994. Our distinct investment process seeks to generate attractive and consistent risk-adjusted returns across market cycles through a combination of bottom-up fundamental analysis, a high degree of flexibility, a collaborative team and integrated risk management. Our capabilities span all major geographies and asset classes, including fundamental equities, corporate credit, real estate debt and equity, merger arbitrage and structured credit.
We manage dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds, multi-strategy funds and other alternative investment vehicles. Through Institutional Credit Strategies, our asset management platform that invests in performing credits, we manage CLOs, aircraft securitization vehicles, collateralized bond obligations (“CBOs”), structured alternative investment solutions, commingled products and other customized solutions for clients.
COVID-19 Pandemic
As the COVID-19 pandemic evolved, we continued to focus on the health and well-being of our employees and the uninterrupted service to investors in our funds and our shareholders. We have returned to the office with safety protocols in place consistent with government guidelines. We continue to monitor government guidelines and maintain the effectiveness of our information technology infrastructure and other controls to remain agile should the situation change.
Due to the uncertainty over the timing and extent of any possible global economic recovery, we cannot readily estimate or determine the effects that the ongoing COVID-19 pandemic will ultimately have on our future business and financial results, as well as on our liquidity and capital resources. Please see the COVID-19 commentary included throughout this MD&A, including “—Liquidity and Capital Resources”, and “Part I—Item 1A. Risk Factors” included in our Annual Report for additional information.
War in Ukraine
We are monitoring the developments in Ukraine resulting from the Russian invasion and the economic sanctions and restrictions imposed as a result. As of September 30, 2022, our funds had no material investments that would cause us or any of our funds to be in violation of the current international sanctions, and we believe the direct or indirect exposure of our funds’ investments to Russia, Belarus and Ukraine is immaterial. We have appropriate controls in place and we continue to monitor any new exposure including any investments that may be in violation of current international sanctions.

Overview of Our Financial Results
As a global alternative asset manager, our results of operations are impacted by a variety of factors, including conditions in the global financial markets and economic and political environments. Global risk assets fell under pressure in the latter half of the quarter as financial conditions tightened at a velocity not witnessed since COVID and the global financial crisis in 2008. This resulted in the third consecutive quarter of declines in both global equities and bonds, a first in over three decades. Despite the challenging market environment, in the third quarter ended September 30, 2022, Sculptor Credit Opportunities Master Fund and Sculptor Master Fund delivered exceptional relative performance outperforming relevant market indices. On a year-to-date basis, Sculptor Credit Opportunities Master Fund delivered exceptional relative outperformance and Sculptor Master Fund delivered on investor expectations capturing only a portion of the market downside. Market conditions remain challenged and we believe both our funds, through their unconstrained investment style, and our platform, from our business diversification and strong balance sheet, are well positioned to navigate these challenging conditions.
As of September 30, 2022, our AUM was $36.1 billion, a decrease of $1.3 billion from the prior year period. Our AUM decreased primarily due to: (i) performance-related depreciation in multi-strategy and credit funds and (ii) distributions and other reductions in Institutional Credit Strategies and real estate funds, including reductions due to the effects of foreign currency translation adjustments on our European CLOs. These decreases were partially offset by net inflows in Institutional Credit Strategies and real estate funds. We expanded our product offering through new products and new distribution channels, partnering with new and existing clients. In 2022, we held first closes for our Real Estate Credit Fund II, Tactical Credit Fund (“STAX”), the latest vintage in our series of seven closed-end opportunistic credit funds, and closed a $350.0 million structured alternative investment solution, which was tailored to meet the needs of insurance investors. Lastly, we launched two additional CLOs in the first nine months of 2022. These new launches further diversify our business by product, channel and vintage, continuing the trend of raising long term capital, as we grew our long-term AUM to 72% of our total AUM as of September 30, 2022.
We reported a GAAP net loss of $22.5 million in the third quarter of 2022, compared to net loss of $4.3 million for the third quarter of 2021, and GAAP net loss of $13.7 million in the first nine months of 2022, compared to net loss of $2.8 million in the first nine months of 2021.
Management fees for the third quarter of 2022 were $66.2 million, a decrease of $10.6 million compared to the third quarter of 2021. Our management fees fell primarily due to multi-strategy funds, driven by lower average assets under management, primarily as result of negative fund performance in the first half of 2022, as well as Institutional Credit Strategies, driven by the one-time recovery of previously deferred subordinated management fees in the prior year and lower weighted-average management fee rates. We continue to issue new CLOs and reset older CLO vintages, which extends the duration of our AUM in Institutional Credit Strategies, but we have seen our average fee rate decline in these vehicles, bringing down management fees despite growth in AUM.
Incentive income was $7.6 million for the third quarter of 2022 driven by realizations in Sculptor Real Estate Fund III.
Expenses were $100.3 million for the third quarter of 2022, up $4.3 million from the third quarter of 2021 driven by higher compensation and benefits expense and professional services expenses, these increases were partially offset by a decrease in occupancy expense due to a right-of-use asset impairment loss in the prior year period.
Other loss for the third quarter of 2022 increased compared to the third quarter of 2021, as a result of losses on investments and losses of consolidated entities, partially offset by lower fair value of warrant liabilities in the third quarter of 2022.
Please see the “Results of Operations” section of this MD&A for commentary regarding changes in net loss attributable to noncontrolling interests and changes in the redemption value of redeemable noncontrolling interest.
Economic Income was $5.7 million for the third quarter of 2022, compared to $44.0 million for the third quarter of 2021. Economic Income was $67.5 million for the first nine months of 2022, compared to $160.1 million in the first nine months of 2021. The decreases were primarily due to lower revenues, higher compensation and benefits expenses, due to higher carried interest profit-sharing linked to incentive income in our real estate funds, and higher general, administrative and other expenses.

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
We typically accept capital from new and existing investors in our multi-strategy and certain open-end opportunistic credit funds on a monthly basis on the first day of each month. Investors in these funds (other than with respect to capital invested in Special Investments) typically have the right to redeem their interests either following an initial lock-up period of one to four years, or on a quarterly basis for certain multi-strategy fund investors. Following the expiration of these lock-up periods, subject to certain limitations, investors may redeem capital generally on a quarterly, annual or three-year basis upon giving 30 to 90 days prior written notice. The lock-up requirements for our funds may generally be waived or modified at the sole discretion of each funds’ general partner or board of directors, as applicable.
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
Information with respect to our AUM throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of September 30, 2022, approximately 3% of our AUM represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 46% of these affiliated AUM are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund or vehicle, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

Summary of Changes in AUM
The tables below present the changes to our AUM for the respective periods based on the type of funds or investment vehicles we manage.

	Three Months Ended September 30, 2022
	June 30, 2022	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	September 30, 2022

	(dollars in thousands)
Multi-strategy funds	$9,749,477	$(228,265)	$—	$(162,931)	$—	$9,358,281
Credit
Opportunistic credit funds	6,026,297	3,836	(10,400)	(30,782)	—	5,988,951
Institutional Credit Strategies	16,459,864	71,228	(61,481)	809	(234,836)	16,235,584
Real estate funds	4,623,952	18,646	(102,218)	1,083	(11,783)	4,529,680
Total	$36,859,590	$(134,555)	$(174,099)	$(191,821)	$(246,619)	$36,112,496

	Three Months Ended September 30, 2021
	June 30, 2021	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	September 30, 2021

	(dollars in thousands)
Multi-strategy funds	$11,305,792	$(42,392)	$—	$193,142	$—	$11,456,542
Credit
Opportunistic credit funds	6,467,414	(66,337)	(6,639)	138,453	—	6,532,891
Institutional Credit Strategies	15,654,998	445,433	(825,308)	163	(138,311)	15,136,975
Real estate funds	4,375,845	78,285	(118,247)	(3,833)	—	4,332,050
Total	$37,804,049	$414,989	$(950,194)	$327,925	$(138,311)	$37,458,458

	Nine Months Ended September 30, 2022
	December 31, 2021	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	September 30, 2022

	(dollars in thousands)
Multi-strategy funds	$11,112,445	$(55,543)	$(49)	$(1,698,572)	$—	$9,358,281
Credit
Opportunistic credit funds	6,350,474	(19,017)	(113,989)	(228,517)	—	5,988,951
Institutional Credit Strategies	16,052,406	991,508	(214,877)	(2,138)	(591,315)	16,235,584
Real estate funds	4,544,862	233,039	(221,998)	1,416	(27,639)	4,529,680
Total	$38,060,187	$1,149,987	$(550,913)	$(1,927,811)	$(618,954)	$36,112,496

	Nine Months Ended September 30, 2021
	December 31, 2020	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	September 30, 2021

	(dollars in thousands)
Multi-strategy funds	$10,504,024	$155,000	$(759)	$798,277	$—	$11,456,542
Credit
Opportunistic credit funds	6,287,777	(490,748)	(17,600)	753,462	—	6,532,891
Institutional Credit Strategies	15,697,827	1,480,827	(1,593,850)	580	(448,409)	15,136,975
Real estate funds	4,308,648	456,705	(431,070)	(2,233)	—	4,332,050
Total	$36,798,276	$1,601,784	$(2,043,279)	$1,550,086	$(448,409)	$37,458,458
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
AUM totaled $36.1 billion as of September 30, 2022. In the nine months ended September 30, 2022, AUM decreased by $1.9 billion, driven by performance-related depreciation of $1.9 billion, primarily from multi-strategy funds, a decrease of $522.3 million due to the effects of foreign currency translation adjustments on CLOs, and distributions and other reductions of $550.9 million, driven primarily by distributions from our real estate funds and CLOs. These decreases were partially offset by net inflows of $1.1 billion across Institutional Credit Strategies and real estate funds.
AUM net inflows of $1.1 billion in the nine months ended September 30, 2022, were comprised of (i) $2.2 billion of gross inflows, driven by $1.0 billion in Institutional Credit Strategies, from the launch of additional CLOs, $700.3 million in multi-strategy funds, $213.5 million in opportunistic credit funds due to the launch of STAX, and $233.0 million in real estate funds, driven by the launch of Real Estate Credit Fund II; and (ii) $1.0 billion of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds. In 2022, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from high net worth and family offices, sovereign wealth and corporates, and pensions, while pensions, high net worth and family offices, and fund-of-funds were the largest source of gross outflows.
Distributions and other reductions of $550.9 million in the nine months ended September 30, 2022, were driven primarily by $222.0 million of distributions from our real estate funds as a result of realizations, $214.9 million of distributions from Institutional Credit Strategies as a result of paydowns in certain of our CLOs, and a $114.0 million reduction in opportunistic credit funds related to the expiration of the investment period of a closed-end fund.
As of November 1, 2022, estimated AUM decreased to $35.7 billion, driven by $311.0 million of net outflows, primarily in multi-strategy funds, as well as $160.2 million of distributions and other reductions as a result of distributions in certain of our real estate funds and CLOs. These decreases were partially offset by $60.0 million of performance-related appreciation, primarily in multi-strategy funds.
In the nine months ended September 30, 2021, assets under management increased by $660.2 million, driven by performance-related appreciation of $1.6 billion, net inflows of $1.6 billion, distributions and other reductions of $2.0 billion, and a decrease of $448.4 million primarily due to the effects of changes in par value of underlying collateral of the CLOs. The net inflows were comprised of (i) $2.9 billion of gross inflows, driven by $1.5 billion in Institutional Credit Strategies, due to the launch of additional CLOs, $956.5 million in multi-strategy funds, primarily driven by inflows into the Sculptor Master Fund, and $456.7 million in real estate funds, primarily due to the launch of several Sculptor Real Estate Fund IV co-investment vehicles; and (ii) $1.3 billion of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds. Distributions and other reductions of $2.0 billion were driven primarily by $1.6 billion of distributions from Institutional Credit Strategies as a result of a wind down and redemption of certain of our CLOs, and $431.1 million of distributions from our real estate funds, as a result of realizations in our real estate funds. In 2021, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from high net worth and family offices, sovereign wealth and corporates, and pensions, while pensions and fund-of-funds were the largest source of gross outflows.

Summary of Changes in FP AUM
The tables below present the changes to our FP AUM for the respective periods based on the type of funds or investment vehicles we manage. FP AUM represents the AUM on which we earn management fees and / or incentive income.

	Three Months Ended September 30, 2022
	June 30, 2022	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	September 30, 2022

	(dollars in thousands)
Multi-strategy funds	$9,540,651	$(193,345)	$—	$(160,887)	$(1,895)	$9,184,524
Credit
Opportunistic credit funds	5,499,913	(99,818)	—	(29,946)	(29,694)	5,340,455
Institutional Credit Strategies	11,235,812	70,601	(28,698)	596	(239,044)	11,039,266
Real estate funds	3,894,282	11,106	(91,150)	—	(4,719)	3,809,519
Total	$30,170,658	$(211,456)	$(119,848)	$(190,237)	$(275,353)	$29,373,764

	Three Months Ended September 30, 2021
	June 30, 2021	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	September 30, 2021

	(dollars in thousands)
Multi-strategy funds	$11,062,160	$(36,220)	$—	$187,295	$(666)	$11,212,569
Credit
Opportunistic credit funds	5,879,317	(71,741)	(5,838)	137,091	14,004	5,952,833
Institutional Credit Strategies	12,098,090	262,906	(708,374)	34	(515,524)	11,137,132
Real estate funds	3,881,141	70,079	(59,920)	—	(3,826)	3,887,474
Total	$32,920,708	$225,024	$(774,132)	$324,420	$(506,012)	$32,190,008

	Nine Months Ended September 30, 2022
	December 31, 2021	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	September 30, 2022

	(dollars in thousands)
Multi-strategy funds	$10,877,541	$(35,203)	$(49)	$(1,661,426)	$3,661	$9,184,524
Credit
Opportunistic credit funds	5,742,605	(126,041)	(100,715)	(224,818)	49,424	5,340,455
Institutional Credit Strategies	11,142,956	529,050	(96,550)	(1,764)	(534,425)	11,039,266
Real estate funds	3,875,427	173,317	(178,637)	—	(60,588)	3,809,519
Total	$31,638,529	$541,123	$(375,951)	$(1,888,008)	$(541,929)	$29,373,764

	Nine Months Ended September 30, 2021
	December 31, 2020	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	September 30, 2021

	(dollars in thousands)
Multi-strategy funds	$10,319,387	$100,987	$(35)	$781,321	$10,909	$11,212,569
Credit
Opportunistic credit funds	5,964,678	(467,205)	(11,196)	743,059	(276,503)	5,952,833
Institutional Credit Strategies	12,694,258	852,317	(1,157,866)	123	(1,251,700)	11,137,132
Real estate funds	3,575,828	628,832	(314,957)	—	(2,229)	3,887,474
Total	$32,554,151	$1,114,931	$(1,484,054)	$1,524,503	$(1,519,523)	$32,190,008
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
FP AUM totaled $29.4 billion as of September 30, 2022. FP AUM is lower than AUM primarily due to:
•Amounts held by our employees or other related parties who do not pay fees in our multi-strategy funds, opportunistic credit funds, and real estate funds
•Uncalled capital for funds where we do not earn management fees until it is invested for our opportunistic credit funds and real estate funds; and
•Fee rebates when our funds invest in the equity of CLOs in Institutional Credit Strategies, in addition to the AUM associated with the structured alternative investment solution, which becomes FP AUM once it is invested in our funds. Refer to the “Institutional Credit Strategies” section below for further details.
In the nine months ended September 30, 2022, FP AUM decreased by $2.3 billion, driven largely by the drivers discussed in the Summary of Changes in AUM section above. FP AUM as a percentage of AUM decreased during the period due to an increase in the amount of CLO equity held by our funds; the related management fee is rebated to the funds and the AUM is then treated as non-fee paying.
The table below presents our weighted-average FP AUM and average management fee rates for our FP AUM. Weighted-average FP AUM exclude the impact of third quarter investment performance for the periods presented, as these amounts generally do not impact management fees calculated for those periods. Our average management fee may vary from period to period based on the mix of products that comprise our FP AUM. The average management fee rates below consider management fees on an Economic Income basis. For reconciliations of our non-GAAP measures to the respective GAAP measures, please see “—Economic Income Reconciliations” at the end of this MD&A.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Weighted-average fee-paying assets under management	$29,790,066	$32,220,854	$30,819,835	$32,164,919
Average management fee rates	0.82%	0.88%	0.85%	0.88%
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
The table below presents AUM and investment performance for our multi-strategy funds. AUM are generally based on the net asset value of these funds plus any unfunded commitments, if applicable. Management fees generally range from 1.00% to 2.00% annually of FP AUM. For the third quarter of 2022, our multi-strategy funds had an average management fee rate of 1.25% of FP AUM.
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

			Returns for the Nine Months Ended September 30,				Annualized Returns Since Inception Through September 30, 2022
	Assets Under Management as of September 30,		2022		2021
	2022	2021	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Sculptor Master Fund(1)(2)	$9,346,943	$10,476,043	-13.3%	-14.2%	10.5%	7.4%	15.5%	(3)	10.6%	(3)
Other funds(2)	11,338	980,499	n/m	n/m	n/m	n/m	n/m		n/m
	$9,358,281	$11,456,542
_______________
n/m not meaningful
(1)The returns for the Sculptor Master Fund exclude Special Investments. Special Investments in the Sculptor Master Fund are held by investors representing a small percentage of AUM in the fund. Inclusive of these Special Investments, the returns of the Sculptor Master Fund for the nine months ended September 30, 2022 were -13.3% gross and -14.2% net, for the nine months ended September 30, 2021 were 10.9% gross and 7.9% net, and annualized since inception through September 30, 2022 were 15.2% gross and 10.4% net.
(2)In the third quarter of 2022, we consolidated Sculptor Enhanced Master Fund into the Sculptor Master Fund, as a result we show the related historical AUM in Other funds and prospectively will include the AUM and returns associated with the Sculptor Enhanced Master Fund in the Sculptor Master Fund.

(3)The annualized returns since inception are those of the Sculptor Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Sculptor Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of September 30, 2022, the annualized returns since the Sculptor Master Fund’s inception on January 1, 1998 were 12.3% gross and 8.1% net excluding Special Investments and 12.0% gross and 7.9% net inclusive of Special Investments.
AUM in our multi-strategy funds decreased by $2.1 billion, or 18%, year-over-year. This was driven primarily by $2.0 billion of performance-related depreciation, as well as $110.6 million of net outflows.
During the quarter, the Sculptor Master Fund significantly outperformed broader equity markets, allowing the year to date performance to capture only a fraction of market downside and delivering on investor expectations. In the first nine months of 2022, the Sculptor Master Fund generated a gross return of -13.3% and a net return of -14.2%. Equities was the largest detractor for the quarter, while the fund profited slightly from positions in convertible and derivative arbitrage and structured credit.
In the first nine months of 2021, the Sculptor Master Fund generated a gross return of 10.5% and a net return of 7.4%. The fund profited predominately from positions within corporate credit, structured credit, and convertible and derivative arbitrage.
Credit

	Assets Under Management as of September 30,
	2022	2021

	(dollars in thousands)
Opportunistic credit funds	$5,988,951	$6,532,891
Institutional Credit Strategies	16,235,584	15,136,975
	$22,224,535	$21,669,866
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
AUM for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments, if applicable. Management fees for our opportunistic credit funds generally range from 0.75% to 1.75% annually of the net asset value of these funds. For the third quarter of 2022, our opportunistic credit funds had an average management fee rate of 0.90% of FP AUM.

The table below presents AUM and investment performance information for certain of our opportunistic credit funds. Incentive income related to these funds (excluding the closed-end opportunistic fund, which is explained further below) is generally equal to 20% of realized and unrealized profits attributable to each investor, and a portion of these AUM is subject to hurdle rates, which are generally 5% to 8% for our open-end opportunistic credit funds. Once the cumulative investment performance has exceeded the hurdle rate, we typically receive a “catch-up” allocation, resulting in the potential recognition by us of a full 20% of the net profits attributable to investors in these funds. The measurement periods for these AUM generally range from one to five years.
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

			Returns for the Nine Months Ended September 30,				Annualized Returns Since Inception Through September 30, 2022
	Assets Under Management as of September 30,		2022		2021
	2022	2021	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Sculptor Credit Opportunities Master Fund(1)	$1,742,713	$2,321,291	-3.3%	-3.9%	18.3%	14.4%	12.8%	9.0%
Customized Credit Focused Platform	3,817,442	3,878,535	See below for return information on our Customized Credit Focused Platform.
Closed-end opportunistic credit funds	428,796	333,065	See below for return information on our closed-end opportunistic credit funds.
	$5,988,951	$6,532,891
_______________
(1)The returns for the Sculptor Credit Opportunities Master Fund exclude Special Investments, which are held by investors representing a small percentage of AUM in the fund. Inclusive of these Special Investments, the returns of the Sculptor Credit Opportunities Master Fund for the nine months ended September 30, 2022 were -3.3% gross and -3.9% net, for the nine months ended September 30, 2021 were 18.3% gross and 14.5% net, and annualized since inception through September 30, 2022 were 12.5% gross and 8.8% net.
AUM in our opportunistic credit funds decreased by $543.9 million, or 8%, year-over-year. This was driven primarily by: (i) $328.0 million of net outflows and transfers, primarily in the Sculptor Credit Opportunities Master Fund; (ii) distributions and other reductions of $134.9 million primarily related to the expiration of the investment period of a closed-end fund; and (iii) $81.0 million of performance-related depreciation. We continue to raise capital for STAX and held a second closing on July 1 with $250.0 million, a portion of which was transferred from the Sculptor Credit Opportunities Master Fund, bringing total committed capital to $370.0 million. We plan to hold additional closes throughout the year and have seen previous periods of market volatility act as a catalyst for capital raising in these types of strategies.
In the first nine months of 2022, the Sculptor Credit Opportunities Master Fund delivered strong results, generating significant outperformance as compared to relevant credit indices and benchmarks during the quarter, and extending their exceptional year-to-date returns relative to the overall market. The fund generated a gross return of -3.3% and a net return of -3.9%, as compared to BAML Global High Yield of -18.9% and HFRX Fixed Income Credit Index -13.8% for the first nine months of 2022. In 2022, the fund experienced losses in corporate credit and experienced gains in structured credit.
In the first nine months of 2021, the Sculptor Credit Opportunities Master Fund generated a gross return of 18.3% and a net return of 14.4%. The fund continued to see contributions to performance from exposure added in the depths of the dislocation. Corporate credit led performance from additional positive development across a variety of our largest process driven investments in both the U.S. and Europe. The portfolio benefited from the successful progression of a number of long-term restructurings where we had added to our exposure over the past year at and near pricing lows.
Our Customized Credit Focused Platform invests in a flexible credit mandate across the credit spectrum to allow timely investments as market conditions change and dislocate. The table below presents investment performance for the fund.

	Weighted Average Return for the Nine Months Ended September 30,(2)				Inception to Date as of September 30, 2022
	2022		2021		IRR		Net Invested Capital Multiple(5)
Customized Credit Focused Platform	Gross	Net	Gross	Net	Gross(3)	Net(4)
Opportunistic Credit Performance(1)	-4.0%	-3.6%	17.8%	14.1%	14.5%	10.9%	2.5x
_______________
(1)Performance presented is for the opportunistic credit strategies in the Customized Credit Focused Platform. As of September 30, 2022, approximately 95% of the invested capital in the Customized Credit Focused Platform is invested in the Platform’s opportunistic credit strategies.
(2)Weighted Average Returns reflect the total profit & loss divided by the weighted average capital base, which represents net asset value plus net contributions (distributions) for the period.
(3)Gross IRR represents estimated, unaudited, annualized pre-tax returns based on the timing of cash inflows and outflows for each investment. It is calculated in the same manner as Net IRR, however, it does not reflect adjustments to cash flows related to incentive income, management fees and the applicable fund expenses. Gross IRR represents the estimated, unaudited, annualized pre-tax return based on the actual and/or projected timing of cash inflows from, and outflows to, investors for each investment (irrespective of any funding from a credit facility or other third-party financing source used by the Customized Credit Focused Platform). In certain cases, funding from a credit facility or other third party financing source was initially used by the Customized Credit Focused Platform to acquire an investment or pay certain expenses, which may have the effect of increasing the Gross IRR above that which would have been presented, had drawdowns from limited partners been initially used to acquire the investment or pay such expenses. Gross IRR includes the effect of investment hedges as determined by us. There can be no assurance that an appropriate hedge will be identified for each investment or that an appropriate hedge will be available for all investments.
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
The table below presents AUM investment performance and other information for our closed-end opportunistic credit funds. Our closed-end opportunistic credit funds follow a European-style waterfall, whereby incentive income may be paid to us only after a fund investor receives distributions in excess of their total contributed capital and a preferential return, which is generally 6% to 8%. Incentive income related to these funds is generally equal to 20% of the cumulative realized profits in excess of the preferential return attributable to each investor over the life of the fund. Once the investment performance has exceeded the preferential return, we typically receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these funds. These funds have concluded their investment periods, and therefore we expect AUM for these funds to decrease as investments are sold and the related proceeds are distributed to the investors in these funds.

	Assets Under Management as of September 30,		Inception to Date as of September 30, 2022
	2022	2021	Total Commitments	Total Invested Capital(1)	Gross IRR(2)	Net IRR(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Sculptor Tactical Credit Fund (2022 - 2025)(5)	221,604	—	369,469	129,754	n/m	n/m	n/m
Sculptor European Credit Opportunities Fund (2012-2015)	—	—	459,600	305,487	15.7%	11.8%	1.5x
Sculptor Structured Products Domestic Fund II (2011-2014)	—	8,534	326,850	326,850	19.2%	15.1%	2.1x
Sculptor Structured Products Offshore Fund II (2011-2014)	—	8,125	304,531	304,531	16.5%	12.9%	1.9x
Sculptor Structured Products Offshore Fund I (2010-2013)	—	3,373	155,098	155,098	23.7%	18.9%	2.1x
Sculptor Structured Products Domestic Fund I (2010-2013)	3,645	4,184	99,986	99,986	22.6%	18.0%	2.0x
OZ Global Credit Master Fund I (2008-2009)	—	—	214,141	214,141	5.5%	4.2%	1.1x
Other funds	203,547	308,849	678,469	363,066	n/m	n/m	n/m
	$428,796	$333,065	$2,608,144	$1,898,913
_______________
n/m not meaningful

(1)Represents funded capital commitments net of recallable distributions to investors.
(2)Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of September 30, 2022, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.
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
Institutional Credit Strategies
Institutional Credit Strategies is our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs, aircraft securitization vehicles, CBOs and other customized solutions for clients.
AUM for Institutional Credit Strategies are generally based on the amount of equity outstanding for CLOs and CBOs (during the warehouse period), the par value of the collateral assets and cash held for CLOs and CBOs (after the warehouse period), and adjusted portfolio appraisal values for the aircraft collateral within the securitization vehicles. AUM also includes the net asset value of other investment vehicles within the strategy. However, AUM are reduced for any investments in CLOs and securitization vehicles held by our other funds. Management fees for Institutional Credit Strategies generally range from 0.25% to 0.50% annually of AUM. For the third quarter of 2022, Institutional Credit Strategies had an average management fee rate of 0.39% net of rebates on cross-investments from other funds we manage.
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

	Most Recent Launch or Refinancing Year		Assets Under Management as of September 30,
		Deal Size	2022	2021

		(dollars in thousands)
Collateralized loan obligations	2017	$1,658,282	$1,024,168	$1,021,740
	2018	5,315,728	3,944,934	4,588,354
	2019	653,250	—	—
	2020	1,868,287	1,653,498	1,703,807
	2021	8,174,069	6,844,575	6,575,465
	2022	852,334	757,188	16,063
		18,521,950	14,224,363	13,905,429

Aircraft securitization vehicles	2018	696,000	432,723	447,999
	2019	1,128,000	295,813	323,089
	2020	472,732	171,383	171,372
	2021	821,529	579,783	—
		3,118,261	1,479,702	942,460

Collateralized bond obligation	2021	367,050	286,141	273,987

Other funds			245,378	15,100
		$22,007,261	$16,235,584	$15,136,976
AUM in Institutional Credit Strategies totaled $16.2 billion as of September 30, 2022, increasing $1.1 billion, or 7%, year-over-year. The year-over-year increase in AUM in Institutional Credit Strategies was driven primarily by the launches of four CLOs and a non-fee paying aircraft securitization vehicle over the twelve trailing months period, partially offset by the redemption and amortization of certain of our CLOs, as a result of natural life-cycle events, and decreases driven by foreign currency translation adjustments and changes in underlying collateral value. In the first nine months of 2022, we issued two CLOs, which is below our historical levels, given the current market environment.
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
AUM for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. AUM are reduced for unfunded commitments that will be funded through transfers from other funds. AUM for the SPAC sponsored by us includes the proceeds raised in the initial public offering that are currently invested in U.S. Treasury bills and held in a trust for use in a business combination. The SPAC AUM is non-fee paying, and our AUM will be reduced if and when the SPAC undergoes a business combination or in the event of its liquidation. Management fees for our real estate funds, exclusive of co-investment vehicles, generally range from 0.75% to 1.50% annually of FP AUM, however, management fees for Sculptor Real Estate Credit Fund I are based on invested capital both during and after the investment period. For the third quarter of 2022, our real estate funds, inclusive of co-investment vehicles, had an average management fee rate of 0.87% of FP AUM.
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

	Assets Under Management as of September 30,
	2022	2021

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I (2005-2010)	$—	$—
Sculptor Real Estate Fund II (2011-2014)	20,413	26,148
Sculptor Real Estate Fund III (2014-2019)	253,224	332,515
Sculptor Real Estate Fund IV (2019-2023)	2,593,846	2,593,280
Sculptor Real Estate Credit Fund I (2015-2020)	283,070	354,588
Sculptor Real Estate Credit Fund II (2022-2025)	143,211	—
Co-investment and other funds	1,235,916	1,025,519
	$4,529,680	$4,332,050

	Inception to Date as of September 30, 2022
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$408,081	$386,298	$847,612	25.5%	16.1%	2.2x	$386,298	$847,612	25.5%	2.2x
Sculptor Real Estate Fund II	839,508	762,588	1,615,223	32.9%	21.8%	2.1x	762,588	1,615,223	32.9%	2.1x
Sculptor Real Estate Fund III	1,500,000	1,112,924	2,176,931	30.3%	20.9%	2.0x	920,933	1,873,864	34.2%	2.0x
Sculptor Real Estate Fund IV(7)	2,596,024	1,093,801	1,353,346	n/m	n/m	n/m	293,006	440,482	n/m	n/m
Sculptor Real Estate Credit Fund I	736,225	677,221	874,889	18.4%	15.6%	1.3x	429,300	569,242	19.8%	1.3x
Sculptor Real Estate Credit Fund II(7)	171,535	n/m	36,888	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Co-investment and other funds	1,345,727	1,287,104	1,615,413	n/m	n/m	n/m	196,791	353,355	n/m	n/m
	$7,597,100	$5,319,936	$8,520,302				$2,988,916	$5,699,778

	Unrealized Investments as of September 30, 2022
	Invested Capital	Total Value	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$—	$—	—
Sculptor Real Estate Fund II	—	—	—
Sculptor Real Estate Fund III	191,991	303,067	1.6x
Sculptor Real Estate Fund IV(7)	800,795	912,864	n/m
Sculptor Real Estate Credit Fund I	247,921	305,647	1.2x
Sculptor Real Estate Credit Fund II(7)	34,263	36,888	n/m
Co-investment and other funds	1,090,313	1,262,058	n/m
	$2,365,283	$2,820,524
_______________
n/m not meaningful
(1)An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.
(2)Invested capital represents total aggregate contributions made for investments by the fund.
(3)Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of September 30, 2022. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of September 30, 2022.
(4)Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of September 30, 2022, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.
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
(7)These funds have invested less than half of their committed capital; therefore, IRR and MOIC information is not presented, as it is not meaningful. Sculptor Real Estate Credit Fund II total commitments include $34.3 million associated with the structured alternative investment solution.
AUM in our real estate funds totaled $4.5 billion as of September 30, 2022, increasing $197.6 million, or 5%, year-over-year due to net inflows of $472.9 million, primarily due to the launch of our SPAC and the first closing of Sculptor Real Estate Credit Fund II. This was partially offset by $261.5 million of distributions and other reductions, primarily related to Sculptor Real Estate Credit Fund I, Sculptor Real Estate Fund III, and various other real estate funds, as these funds are harvesting investments and making distributions. Our real estate funds continue to deploy capital and generate strong returns with a 20.9% annualized net return in Sculptor Real Estate Fund III and a 15.6% annualized net return in Sculptor Real Estate Credit Fund I.

Longer-Term AUM and Accrued But Unrecognized Incentive Income (“ABURI”)
As of September 30, 2022, approximately 72% of our AUM was subject to initial commitment periods of three years or longer, excluding AUM that had initial commitment periods of three years or longer and subsequently moved to shorter commitment periods at the end of their initial commitment period. The table below presents the amount of these AUM.

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Multi-strategy funds	$428,499	$458,242
Credit
Opportunistic credit funds	4,714,576	4,773,980
Institutional Credit Strategies	16,221,729	16,038,071
Real estate funds	4,529,680	4,544,862
	$25,894,484	$25,815,155
Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. These amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information.
Our longer-term AUM has continued to increase over time, as our product mix continues to shift toward longer-duration products. Longer-term AUM has increased from 26% in 2013 to 45% in 2016 to 72% as of September 30, 2022, driven by growth in opportunistic credit, Institutional Credit Strategies and real estate funds. During the first quarter, longer-term AUM increased from the launch of a structured alternative investment solution, which was tailored to insurance investors and provides exposure to our funds across the platform in a long-dated format. Longer-term AUM creates stability in our platform and provides more consistency in our management fee earnings.
The table below presents the changes in the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues (ABURI) during the nine months ended September 30, 2022:

	December 31, 2021	Recognized Incentive Income	Performance	September 30, 2022
	(dollars in thousands)
Multi-strategy funds	$5,246	$(593)	$(4,257)	$396
Credit
Opportunistic credit funds	98,674	(10,537)	(32,193)	55,944
Real estate funds	122,940	(52,829)	67,861	137,972
	$226,860	$(63,959)	$31,411	$194,312
Incentive income, if any, on our longer-term AUM is based on the cumulative investment performance generated over the respective commitment period. As of September 30, 2022, our ABURI was $194.3 million, down $32.5 million in the first nine months of 2022 primarily from the crystallization of ABURI into incentive income. In real estate, we generated $67.9 million of performance for the year which was largely crystallized during the period. During the first nine months of the year, the opportunistic credit funds reversed $32.2 million of previously accrued ABURI due to performance.
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
Due to multi-year crystallizations in our credit and real estate funds, we may recognize discretionary bonus expense as incentive is generated at the fund level but before we recognize the related incentive income. For additional information on incentive income recognized at fund level but not yet recognized by us see “—Longer-Term AUM and Accrued Unrecognized Incentive Income” for additional information. We generally pay our bonuses in January of the year following the year in which bonuses were accrued.
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
Other Loss
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
Net Losses of Consolidated Entities. Net losses of consolidated entities primarily consist of changes in the fair value of warrant liabilities related to our consolidated SPAC and gains (losses) on investments held by consolidated entities, as well as changes in the fair value of the structured alternative investment solution’s assets and liabilities and related interest and other income.
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
In 2021, we consolidated our SPAC, wherein investors are able to redeem Class A shares issued by the SPAC. Allocations of earnings to these shares are reflected within net income (loss) attributable to redeemable noncontrolling interests in the consolidated statements of operations. Increases or decreases in the net income (loss) attributable to SPAC investors’ interests in the SPAC is driven primarily by interest income generated on investments in U.S. Treasury bills, changes in fair value of warrant liabilities of the SPAC and various expenses related to legal costs, business development and insurance.

Results of Operations
Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021
Net Loss Attributable to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net Loss Attributable to Class A Shareholders	$(22,518)	$(4,338)	$(13,688)	$(2,817)
Refer below for the discussion of the contributing factors to changes in net loss attributable to Class A Shareholders from the prior year.
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Management fees	$66,236	$76,820	$211,443	$227,391
Incentive income	7,566	27,031	73,788	134,379
Other revenues	3,576	1,786	8,526	5,145
Income of consolidated entities	1,453	—	1,603	3
Total Revenues	$78,831	$105,637	$295,360	$366,918
Total revenues for the quarter-to-date period were $78.8 million, decreasing $26.8 million from the prior year period, and total revenues for the year-to-date period were $295.4 million, decreasing $71.6 million from the prior year period. These changes were primarily due to the following:
Management Fees
Management fees decreased by $10.6 million for the quarter-to-date period and decreased by $15.9 million for the year-to-date period. This was primarily driven by the following:
•Multi-strategy funds. $6.0 million and $2.0 million decreases in management fees for the quarter-to-date and year-to-date periods, respectively, due to lower average assets under management, primarily as result of negative fund performance in the first half of 2022.
•Opportunistic credit funds. $1.1 million and $1.9 million decreases in management fees for the quarter-to-date and year-to-date periods, respectively, due to lower average assets under management in the Sculptor Credit Opportunities Master Fund due to outflows and transfers, as well as negative fund performance in 2022.
•Institutional Credit Strategies. $3.3 million and $11.4 million decreases in management fees for the quarter-to-date and year-to-date periods, respectively, due to the recovery of $2.3 million and $5.5 million of previously deferred subordinated management fees in the prior year quarter-to-date and year-to-date periods, respectively, as well as natural life cycle events within our existing CLOs which drove down our average net fee rate. Such life cycle events include: (i) a reduction in AUM in certain of our CLOs due to distributions; (ii) the redemptions of certain of our CLOs; and (iii) new issuances and refinancing transactions priced at lower rates. These decreases were partially offset by an increase in management fees driven by the launches of several CLOs.
•Real estate funds. Management fees remained relatively flat year-over-year for both the quarter-to-date and year-to-date periods.

See “—Managing Business Performance—Weighted-Average FP AUM and Average Management Fee Rates” and “—Managing Business Performance—Summary of Changes in FP AUM” above for information regarding our average management fee rates and further detail on changes in FP AUM, respectively.
Incentive Income
Incentive income decreased by $19.5 million for the quarter-to-date period and decreased by $60.6 million for the year-to-date period. This was primarily driven by:
•Multi-strategy funds. $16.2 million and $97.2 million decreases for the quarter-to-date and year-to-date periods, respectively, both of which were driven by investors that crystallize off cycle and for which the trailing twelve month return was lower year-over-year.
•Opportunistic credit funds. $9.1 million and $1.4 million decreases for the quarter-to-date and year-to date periods, respectively, both of which were driven by a lower trailing twelve month return year-over year in Sculptor Credit Opportunities Master Fund. Additionally, the year-to-date decrease was driven by less incentive income from certain of our closed-ended credit funds. These decreases were partially offset by an increase in tax distributions in both the Customized Credit Focused Platform and Sculptor Credit Opportunities Master Fund.
•Real estate funds. $5.8 million and $38.0 million increases for the quarter-to-date and year-to-date periods, respectively, both of which were driven by crystallizations and realizations in Sculptor Real Estate Fund III, as the fund is realizing investments during its harvest period. Prior year realizations were largely from Sculptor Real Estate Fund II and Real Estate Credit Fund I.
Other Revenues
Other revenues increased by $1.8 million for the quarter-to-date period and increased $3.4 million for the year-to-date. Both the quarter-to-date and year-to-date increases were primarily driven by higher interest income earned on cash and cash equivalents due to higher interest rates, an increase in sublease income as a result of the subleasing of a portion of our office space in New York City in the third quarter of 2021, and an increase in interest income from our risk retention investments in our CLOs from new CLO issuances.
Income of Consolidated Entities
Income of consolidated entities increased by $1.5 million for the quarter-to-date period and increased $1.6 million for the year-to-date period. Both the quarter-to-date and year-to-date increases were driven by increases in interest income generated on the trust assets of our consolidated SPAC.
Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Compensation and benefits	$67,130	$53,078	$224,658	$201,759
Interest expense	3,876	3,277	10,588	12,280
General, administrative and other	28,290	39,672	82,031	92,070
Expenses of consolidated entities	1,031	—	2,943	2
Total Expenses	$100,327	$96,027	$320,220	$306,111
Total expenses for the quarter-to-date period were $100.3 million, increasing $4.3 million year over year, and total expenses for the year-to-date period were $320.2 million, increasing $14.1 million year over year, primarily due to the following:

Compensation and Benefits
Compensation and benefits increased by $14.1 million for the quarter-to-date period and increased $22.9 million for the year-to date period. This was primarily driven by:
•Equity-based compensation expenses increased by $9.8 million and $12.6 million for the quarter-to-date and year-to-date periods, respectively, primarily due to the following:
◦A $12.0 million increase for the quarter-to-date period and a $34.9 million increase for the year-to-date period in amortization related to RSAs and Group P Units, which were granted in the fourth quarter of 2021 and the first quarter of 2022.
◦Decrease in stock-based compensation related to RSUs and PSUs of $16.0 million, primarily due to the separation-related costs incurred in the prior year period for a departing executive.
◦$2.5 million and $6.3 million decreases for the quarter-to-date and year-to-date periods, respectively, in amounts related to Group E Units.
•Bonus expense increased by $3.0 million and $7.3 million for the quarter-to-date and year-to-date periods, respectively, primarily as a result of an increase in real estate incentive income profit sharing expense driven by realizations in Sculptor Real Estate Fund III and income generated at the fund level by Real Estate Credit Fund I. For the year-to-date period, this was partially offset by separation-related compensation incurred in the first half of 2021 for a departing executive.
•Salaries and benefits increased by $1.2 million for the quarter-to-date period and $3.0 million for the year-to-date period, as our worldwide headcount increased to 342 as of September 30, 2022, from 336 as of September 30, 2021. The year-to-date increase was also driven by an $818 thousand decrease in the amount of internal use software implementation costs that were capitalized year-over-year.
Interest Expense
A $1.7 million decrease in interest expense for the year-to-date period, primarily due to lower average outstanding debt balance as we repaid $224.4 million under the 2020 Term Loan in 2021. Interest expense remained relatively flat year-over-year for the quarter-to-date period.
General, Administrative and Other Expenses
$11.4 million and $10.0 million decreases in general, administrative and other expenses for the quarter-to-date and year-to-date periods, respectively, primarily due to the recognition of an $11.2 million impairment loss on a right-of-use asset and a $2.3 million loss incurred on the write-off of leasehold improvements in the prior year period related to the sublease of a portion of our New York office space. Additionally, foreign currency transaction gains increased by $1.1 million and $2.0 million for the quarter-to-date and year-to-date periods, respectively. These decreases were partially offset by increases in professional services expenses of $2.8 million and $6.8 million for the quarter-to-date and year-to-date periods, respectively, both of which were driven by higher legal and recruiting costs.
Expenses of Consolidated Entities
A $2.9 million increase in expenses of consolidated entities for the year-to-date period, primarily due to the activity of the structured alternative investment solution that was consolidated in the first quarter of 2022, as well as expenses of our consolidated SPAC. Expenses of consolidated entities remained relatively flat year-over-year for the quarter-to-date period.

Other Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Changes in fair value of warrant liabilities	$(2,386)	$(12,710)	$40,690	$(50,885)
Changes in tax receivable agreement liability	(14)	(39)	206	(18)
Net losses on retirement of debt	—	—	—	(30,198)
Net (losses) gains on investments	(2,989)	5,068	(39,171)	16,685
Net losses of consolidated entities	(3,498)	—	(5,792)	—
Total Other Loss	$(8,887)	$(7,681)	$(4,067)	$(64,416)
Total other loss for the quarter-to-date period was $8.9 million, increasing $1.2 million, while other loss for the year-to-date period was $4.1 million, down from a loss of $64.4 million, which resulted from the following:
•Changes in fair value of warrant liabilities. These represent the change in the fair value of warrants to purchase our Class A Shares that were issued in connection with the 2020 Credit Agreement. The primary driver of the change in fair value for both the quarter-to-date and year-to-date periods was the change in our Class A Share price during each of the respective periods. See Note 4 to our consolidated financial statements included in this report for additional details on warrants valuation inputs.
•Changes in tax receivable agreement liability. These are a result of changes in projected future tax rates impacting the anticipated liability under the tax receivable agreement.
•Net losses on retirement of debt. No losses on retirement of debt were incurred in 2022 or the quarter-to-date period in 2021. The year-to-date amount in 2021 was primarily related to the $224.4 million prepayment of amounts outstanding under the 2020 Term Loan and a $19.9 million repayment of a CLO Investment Loan. The related losses on retirement of debt were comprised of unamortized discounts and deferred financing costs that were proportionately written-off in connection with these repayments.
•Net (losses) gains on investments. Investment income for both the quarter-to-date and year-to-date period decreased by $8.1 million and $55.9 million, respectively. This was primarily due to losses on our risk retention investments in CLOs as well as our equity method investments in our multi-strategy funds for both the quarter-to-date and year-to-date periods, compared to the prior year in which these investments generated income.
Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Income taxes	$227	$8,653	$(720)	$19,985
Income tax expense for the quarter-to-date period decreased by $8.4 million, and decreased by $20.7 million for the year-to-date period. Income tax expense was lower primarily due to the decrease in profitability and a change in state tax rates on deferred taxes, partially offset by the change in fair value of warrant liabilities.

Net Loss Attributable to Noncontrolling Interests
The following table presents the components of the net loss attributable to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Group A Units	$(9,478)	$(2,553)	$(17,260)	$(22,416)
Other	68	167	1,423	1,639
Total	$(9,410)	$(2,386)	$(15,837)	$(20,777)

Redeemable noncontrolling interests	$(1,492)	$—	$(5,257)	$—
Net loss attributable to noncontrolling interests was $9.4 million for the quarter-to-date period, increasing by $7.0 million, and net loss attributable to noncontrolling interests was $15.8 million for the year-to-date period, decreasing by $4.9 million compared to the prior year period. The quarter-to-date increase was driven by a losses incurred by Sculptor Capital Advisors II as a result of lower incentive income, and Sculptor Capital Advisors LP driven by lower management fees. The year-to-date decrease was driven by a loss generated by Sculptor Capital Advisors II LP as a result of lower incentive income. This was partially offset by net income generated by Sculptor Capital LP as a result of lower other losses due to a decrease in the fair value of warrant liabilities, losses incurred on retirement of debt in the prior year period, partially offset by losses on our investments in the current year period, as well as a smaller loss generated by Sculptor Capital Advisors LP as a result of higher revenues and other income, partially offset by higher operating expenses. During the Distribution Holiday, net income earned by any Sculptor Operating Partnership is allocated 100% to Sculptor Capital Management, Inc., while losses are allocated on a pro rata basis among the Group A Units (noncontrolling interests) and Sculptor Capital Management, Inc. as described in Note 3 to the financial statements included in this report.
Income attributable to redeemable noncontrolling interests relates to the SPAC that we consolidated in 2021.
Change in Redemption Value of Redeemable Noncontrolling Interests
The following table presents the change in redemption value of redeemable noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Change in redemption value of redeemable noncontrolling interests	$174	$—	$3,939	$—
The change in redemption value of redeemable noncontrolling interests for the quarter-to-date period was a gain of $174 thousand and was a gain of $3.9 million for the year-to-date period. The amounts in 2022 represent the accretion to redemption value of the Class A Shares related to our consolidated SPAC.
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

Economic Income is a measure of pre-tax operating performance that excludes the following from our results on a GAAP basis:
•Equity-based compensation expenses, net of cash settled RSUs. When the number of RSUs to be settled in cash is discretionary at the time of the grant, then the fair value of RSUs that are settled in cash is included as an expense at the time of settlement. When the number of RSUs to be settled in cash is certain on the grant date, then the expense is recognized during the performance period to which the award relates.
•Amounts related to non-cash interest expense accretion on term debt. The 2020 Term Loan and the Debt Securities, which were issued in connection with the Recapitalization, were each recognized at a significant discount, as proceeds from each borrowing were allocated to warrant liabilities and the 2019 Preferred Units, respectively, resulting in non-cash accretion to par over time through interest expense for GAAP. The Debt Securities and the 2019 Preferred Units were fully redeemed in 2020. Management excludes this non-cash expense from Economic Income, as it does not consider it to be reflective of our economic borrowing costs.
•Depreciation and amortization expenses, changes in fair value of warrant liabilities, changes in the tax receivable agreement liability, net losses on retirement of debt, gains and losses on fixed assets, and gains and losses on investments in funds, as management does not consider these items to be reflective of operating performance.
•Impairment of right-of-use lease assets is excluded from Economic Income at the time the impairment is recognized for GAAP and the impact is then amortized over the lease term for Economic Income, as management evaluates impairment expenses over the life of the related lease asset and considers the impairment charge to be nonrecurring in nature. Additionally, rent expense is offset by subrental income as management evaluates rent expenses on a net basis.
•Income allocations to our executive managing directors on their direct interests in the Sculptor Operating Group. Management reviews operating performance at the Sculptor Operating Group level, where our operations are performed, prior to making any income allocations.
•Net income (loss) attributable to redeemable noncontrolling interests, which relates to our consolidated SPAC, is also eliminated as management does not consider this to be reflective of operating performance.
•Amounts related to the consolidated entities, as management does not consider these amounts to be representative of our core operating performance. We also exclude the related eliminations of management fees and incentive income, as management reviews the total amount of management fees and incentive income earned in relation to total AUM and fund performance.
Additionally, management fees are presented net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense.
Expenses related to incentive income profit-sharing arrangements are generally recognized at the same time the related incentive income revenue is recognized, as management reviews the compensation expense related to these arrangements in relation to any incentive income earned from the relevant fund.
Further, for Economic Income deferred cash compensation is expensed in full during the performance period to which the award relates, rather than over the service period for GAAP, as management views the compensation expense impact in relation to the performance period.
As a result of the adjustments described above, management fees, incentive income, other revenues, compensation and benefits, interest expense, general, administrative and other expenses, net income (loss) attributable to noncontrolling interests and net income (loss) attributable to redeemable noncontrolling interests as presented on an Economic Income basis are also non-GAAP measures.

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
Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021
Economic Income (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Economic Income	$5,747	$44,049	$67,513	$160,096
Refer below for the discussion of the contributing factors to changes in Economic Income from the prior year.
Economic Income Revenues (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Economic Income Basis
Management fees	$61,225	$71,675	$195,295	$211,648
Incentive income	7,566	27,031	73,715	134,380
Other revenues	2,659	1,786	5,703	5,145
Total Economic Income Revenues	$71,450	$100,492	$274,713	$351,173
Economic Income revenues for the quarter-to-date period were $71.5 million decreasing $29.0 million from the prior year period, and Economic Income revenues for the year-to-date period were $274.7 million, decreasing $76.5 million from the prior year period. These decreases were primarily due to the following:
Management Fees
Management fees decreased by $10.5 million for the quarter-to-date period and $16.4 million for the year-to-date period, driven primarily by the following:
•Multi-strategy funds. $6.0 million and $2.8 million decreases for the quarter-to-date and year-to-date periods, respectively, due to lower average assets under management, primarily as result of negative fund performance in the first half of 2022.
•Opportunistic credit funds. $1.1 million and $1.7 million decreases for the quarter-to-date and year-to-date periods, respectively due to lower average assets under management in the Sculptor Credit Opportunities Master Fund due to outflows and transfers, as well as negative fund performance in 2022.
•Institutional Credit Strategies. $3.3 million and $11.3 million decreases due to the recovery of $2.3 million and $5.5 million of previously deferred subordinated management fees in the prior year quarter-to-date and year-to-date periods, respectively, as well as natural life cycle events within our existing CLOs which drove down our average net fee rate. Such life cycle events include: (i) a reduction in AUM in certain of our CLOs due to distributions; (ii) the redemptions of certain of our CLOs; and (iii) new issuances and refinancing transactions priced at lower rates. These decreases were partially offset by an increase in management fees driven by the launches of several CLOs.
•Real estate funds. Management fees remained relatively flat year-over-year for both the quarter-to-date and year-to-date periods.
See “—Managing Business Performance—Weighted-Average FP AUM and Average Management Fee Rates” and “—Managing Business Performance—Summary of Changes in FP AUM” above for information regarding our average management fee rates and further detail on changes in FP AUM, respectively.
Incentive Income
Incentive income decreased by $19.5 million for the quarter-to-date period and decreased by $60.7 million for the year-to-date period, primarily due to the following:
•Multi-strategy funds. $16.2 million and $97.2 million decreases for the quarter-to-date and year-to-date periods, respectively, both of which were driven by investors that crystallize off cycle and for which the trailing twelve month return was lower year-over-year.
•Opportunistic credit funds. $9.1 million and $1.5 million decreases for the quarter-to-date and year-to date periods, respectively, both of which were driven by a lower trailing twelve month return year-over year in Sculptor Credit Opportunities Master Fund. Additionally, the year-to-date decrease was driven by less incentive income from certain of our closed-ended credit funds. These decreases were partially offset by an increase in tax distributions in both the Customized Credit Focused Platform and Sculptor Credit Opportunities Master Fund.
•Real estate funds. $5.8 million and $38.0 million increases for the quarter-to-date and year-to-date periods, respectively, both of which were driven by crystallizations and realizations in Sculptor Real Estate Fund III, as the fund is realizing investments during its harvest period. Prior year realizations were largely from Sculptor Real Estate Fund II and Real Estate Credit Fund I.
Economic Income Expenses (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$40,935	$34,445	$138,143	$122,768
Interest expense	3,613	3,038	9,825	11,256
General, administrative and other expenses	21,247	18,960	59,232	57,053
Total Economic Income Expenses	$65,795	$56,443	$207,200	$191,077
Economic Income expenses for the quarter-to-date period were $65.8 million, increasing $9.4 million from the prior year period, and Economic Income expenses for the year-to-date period were $207.2 million, increasing $16.1 million, primarily due to the following:
Compensation and Benefits
Compensation and benefits increased by $6.5 million for the quarter-to-date period and increased by $15.4 million for the year-to-date period. This was primarily driven by:

•Bonus expense increased by $5.3 million for the quarter-to-date period and increased by $12.3 million for the year-to-date period primarily due to the following:
◦Increases in real estate incentive income profit sharing expenses of $3.1 million and $20.1 million for the quarter-to-date and year-to-date periods, respectively, driven primarily by realizations from Sculptor Real Estate Fund III, which generated incentive income during the periods.
◦Partially offsetting the increase for the year-to-date period was a $10.3 million decrease in separation-related compensation, primarily due to the costs incurred in the first half of 2021 related to a departing executive.
•A $1.2 million increase in salaries and benefits for the quarter-to-date period and a $3.0 million increase for the year-to-date period, as our worldwide headcount increased to 342 as of September 30, 2022, from 336 as of September 30, 2021.
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
Interest Expense
Interest expense decreased by $1.4 million for the year-to-date period, primarily due to lower average outstanding debt balance as we repaid $224.4 million under the 2020 Term Loan in 2021. Interest expense remained relatively flat year-over-year for the quarter-to-date period.
General, Administrative and Other Expenses
$2.3 million and $2.2 million increases in general, administrative and other expenses for the quarter-to-date and year-to-date periods, respectively, primarily due to increases in professional services expenses, mainly driven by increased legal and recruiting costs. These increases for both the quarter-to-date and year-to-date periods were partially offset by foreign currency transaction gains, as well as a decrease in occupancy expense due to a sublease, as we offset rental expense with subrental income for Economic Income.
Liquidity and Capital Resources
Overview
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned from our funds.
We ended the quarter with $170.3 million of unrestricted cash and cash equivalents, and $26.0 million of management fees and incentive income receivable (the majority of which will be collected in the fourth quarter of 2022) and $79.3 million of investments in U.S. government obligations that we can liquidate as needed. We also have access to an additional $25.0 million through our undrawn 2020 Revolving Credit Facility.

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
Recent Developments — Share Repurchase Program
In February 2022, our board of directors (the “Board of Directors” or the “Board”) authorized us to repurchase up to $100.0 million of our outstanding common stock. As of September 30, 2022, we repurchased 2,577,605 Class A Shares at the average price of $10.95 per share. Through November 3, 2022, we purchased 2,704,250 shares in aggregate at an average price of $10.91, resulting in a total buyback of $29.5 million of stock. The repurchase program has no expiration date. We may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to our discretion based upon market conditions and other opportunities that we may have for the use or investment of our cash balances. The repurchase program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice.
Liquidity Needs
Over the next 12 months, we expect that our primary liquidity needs will be to:
•Pay our operating expenses.
•Pay interest and principal on our financing arrangements.
•Provide capital to facilitate the growth of our business, including making risk retention investments in CLOs managed by us that are subject to EU and UK risk retention rules, investments in our funds and fund capital commitments to our funds.
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
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”). As of September 30, 2022, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Sculptor Operating Group assets, we expected to pay our executive managing directors and the Ziffs approximately $178.8 million. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. See Note 16 to our consolidated financial statements for additional details.
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

Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2022 and 2021. We did not declare a dividend in the fourth quarter of 2021 in respect of earnings for the fourth quarter. Dividends are generally declared and paid in the quarter following the quarter to which they relate. For example, the dividend paid on August 22, 2022 was in respect of earnings for the second quarter of 2022. We paid no related cash distributions to our executive managing directors on their Sculptor Operating Group Units in the respective periods as a result of the Distribution Holiday.

	Class A Shares
Payment Date	Record Date	Dividend per Share
August 22, 2022	August 15, 2022	$0.13
May 25, 2022	May 18, 2022	$0.11
November 22, 2021	November 15, 2021	$0.28
August 24, 2021	August 17, 2021	$0.54
May 25, 2021	May 18, 2021	$0.30
March 4, 2021	February 25, 2021	$2.35
As discussed in Note 1 to the unaudited financial statements, as of September 30, 2022, we repurchased 2,577,605 Class A Shares at a cost of $28.2 million for an average price of $10.95 per share through open market purchase transactions. From October 1 through November 3, 2022, we purchased an additional 126,645 shares, bringing the total shares repurchased to 2,704,250 shares for $29.5 million, for an average price of $10.91.
As discussed in Note 3 in our Annual Report, in connection with the Recapitalization, we and our executive managing directors agreed to a “Distribution Holiday” on the Group A Units, Group E Units, Group P Units, PSUs and certain RSUs and RSAs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income is realized and (y) April 1, 2026. During the Distribution Holiday, dividends may continue to be paid on our Class A Shares. As of September 30, 2022, we have generated a total of $530.9 million of Distribution Holiday Economic Income, compared to the target of $600.0 million.
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
During the Distribution Holiday, we expect to pay dividends on our Class A Shares annually in an aggregate amount equal to not less than 20% or greater than 30% of our annual Economic Income less an estimate of payments under the tax receivable agreement, and income taxes related to the earnings for the periods; provided, that, if the minimum amount of dividends eligible to be made hereunder would be $1.00 or less per Class A Share, then we expect to pay up to $1.00 per Class A Share (subject to appropriate adjustment in the event of any equity dividend, equity split, combination or other similar recapitalization with respect to the Class A Shares). During the Distribution Holiday, (i) we will only make distributions with respect to Group B Units, (ii) the performance thresholds of Group P Units and PSUs shall be adjusted to take into account performance and distributions during such period, and (iii) RSUs and certain RSAs will continue to receive dividend equivalents in respect of dividends or distributions paid on the Class A Shares. For certain executive managing directors, distributions on RSUs, as well as distributions counted in determining whether market performance conditions of Group P Units and PSUs are met, are limited to an aggregate amount not to exceed $4.00 per Group P Unit, PSU, RSU, or RSA, as applicable, cumulatively during the Distribution Holiday. Following the termination of the Distribution Holiday, Group A Units and Group E Units (whether vested or unvested) shall receive distributions even if such units have not been booked-up. See Note 13 in our Annual Report for additional information.
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
Additionally, RSUs and certain RSAs outstanding accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs or RSAs, as applicable, which accrue additional dividend equivalents. The dividend equivalents will only be paid if the related RSUs/RSAs vest and will be settled at the same time as the underlying RSUs/RSAs. Our Board of Directors has the right to determine whether the RSUs and any related dividend equivalents will be settled in Class A Shares or in cash. We currently withhold shares to satisfy the tax withholding obligations related to vested RSUs/RSAs and dividend equivalents held by our employees, which results in the use of cash from operations or borrowings to satisfy these tax-withholding payments. In addition, certain RSAs and Class P Units may receive dividend equivalents in the form of additional RSAs or Class P Units, as applicable, upon satisfaction of certain performance-based vesting requirements.
Historically, when we have paid dividends on our Class A Shares, we also made distributions to our executive managing directors on their interests in the Sculptor Operating Group, subject to the terms of the limited partnership agreements of the Sculptor Operating Partnerships; however, as part of the Recapitalization, the Sculptor Operating Partnerships initiated the Distribution Holiday. See Note 3 in our Annual Report to our consolidated financial statements in this report for additional information regarding the Distribution Holiday.
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
On March 5, 2021, the UK Financial Conduct Authority announced that it would phase out LIBOR as a benchmark immediately after December 31, 2021, for sterling, euro, Japanese yen, Swiss franc and 1-week and 2-month U.S. Dollar settings and immediately after June 30, 2023, for the remaining U.S. Dollar settings. As of September 30, 2022, we had direct exposure to U.S. Dollar LIBOR-linked interest rate settings through our 2020 Credit Agreement, and certain CLO Investments and associated CLO Investments Loans.
In the first quarter of 2020, we formed an internal LIBOR Transition Working Group to help effectuate an orderly transition from LIBOR. To address LIBOR cessation, the 2020 Credit Agreement provides for an agreed upon methodology to establish a new floating reference rate plus new applicable spreads. Each of our CLO Investments and CLO Investments Loans that reference U.S. Dollar LIBOR settings are expected to be transitioned to an alternative reference rate. This transition will either be carried out through hardwired replacement mechanisms and/or amendment procedures in the existing governing documents for such CLO Investments and CLO Investments Loans or, if the related governing documents do not clearly or practicably address fallbacks to alternative base rates, then potentially by application of the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), which was signed into law in the United States earlier this year as part of the Consolidated Appropriations Act of 2022. The LIBOR Act establishes a process for replacing LIBOR on existing LIBOR contracts (governed by law in the United States) by providing that a benchmark replacement identified by the Federal Reserve Board that is based on the Secured Overnight Financing Rate (plus a spread) will replace LIBOR as the benchmark for such contracts. The final implementation of the LIBOR Act is currently pending the issuance of final regulations by the Federal Reserve for its implementation.
Additionally, we have pursued several technology initiatives to ensure that firm-wide accounting and master data systems are equipped to handle evolving market conventions associated with regulatory recommended reference rates, and will continue to monitor our needs for any future changes in market standards. Our senior management has oversight of our transition efforts, and periodic updates have been provided to the Audit Committee of our Board of Directors. For the face value of instruments impacted by the LIBOR transition that we hold on our books see Note 7 to our consolidated financial statements included in this report. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—The replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions” in our Annual Report for additional information.
Our Funds’ Liquidity and Capital Resources
Our funds have access to liquidity from our prime brokers and other counterparties. Additionally, our funds may have committed facilities in addition to regular financing from our counterparties. These sources of liquidity provide our funds with additional financing resources, allowing them to take advantage of opportunities in the global marketplace.
Our funds’ current liquidity position could be adversely impacted by any substantial, unanticipated investor redemptions from our funds that are made within a short time period. As discussed above in the “Managing Business Performance” section, capital contributions from investors in our multi-strategy and open-end opportunistic credit funds generally are subject to initial lock-up periods of one to four years, except for certain multi-strategy fund investors who have the right to redeem their interests on a quarterly basis. Following the expiration of these lock-up periods, subject to certain limitations, investors may redeem capital generally on a quarterly, annual, or three-year basis upon giving 30 to 90 days’ prior written notice. These lock-ups and redemption notice periods help us to manage our liquidity position. Investors in our other funds are generally not allowed to redeem until the end of the life of the fund.

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
Liquidity of Consolidated SPAC
The investments of our consolidated SPAC are held in a trust account that includes U.S. Treasury bills with original maturities of 90 days or greater when purchased, that were purchased with funds raised through the initial public offering of the consolidated entity. The $236.0 million in funds as of September 30, 2022, are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the SPAC trust agreement.
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the nine months ended September 30, 2022 and 2021 was $(324.5) million and $457.1 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments and bank deposits, less cash used for operating expenses, including interest paid on our debt obligations. Also contributing to lower cash inflows in 2022 were the investing activities of the funds we consolidate, which included $494.0 million of purchases of investments, partially offset by sale of investments by the funds of $180.7 million. These cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.
Net cash flows from operating activities for the nine months ended September 30, 2022 decreased from the prior year period due to lower year-end incentive income earned in 2021 than in 2020. A large portion of the 2021 and 2020 incentive, was collected in the beginning of 2022 and 2021, respectively. Additionally, discretionary bonuses were higher in 2021, which were paid in the first quarter of 2022, as compared to discretionary bonuses in 2020, which were paid in the first quarter of 2021. These decreases were partially offset by the collection of more incentive income from our real estate funds in 2022 compared to 2021.
Investing Activities. Net cash from investing activities for the nine months ended September 30, 2022 and 2021 was $(95.3) million, and $(214.8) million, respectively. Investing cash outflows in 2022 primarily related to purchases of U.S. Government obligations by us and our consolidated SPAC and investments made by us in our funds, partially offset by maturities and sales of U.S. government obligations and return of investments in our funds. Investing cash outflows in 2021 primarily related to purchases of U.S. government obligations and investments made in our funds, partially offset by maturities and sales of U.S. government obligations.
Financing Activities. Net cash from financing activities for the nine months ended September 30, 2022 and 2021 was $200.0 million, and $(283.8) million, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, repurchases of treasury shares, and proceeds from repurchase agreements used to finance risk retention investments in our CLOs. Distributions to our executive managing directors on their Group A Units (prior to the Distribution Holiday), are also included in net cash from financing activities. Also contributing to higher cash inflows in 2022 were the financing activities of the entities we consolidate. These cash flows are of the consolidated entities and do not directly impact the cash flows related to our Class A Shareholders.
In the nine months ended September 30, 2022, no repayments of the 2020 Term Loan were made, compared to repayments of $224.4 million and $19.9 million of the 2020 Term Loan and a CLO Investment loan, respectively, in the nine months ended September 30, 2021. Additionally, in the nine months ended September 30, 2022 and 2021, we entered into $20.4 million and $45.9 million, respectively, of repurchase agreements to finance or refinance risk retention investments in our European CLOs. Further, in the nine months ended September 30, 2022, we repurchased $28.2 million of Class A shares as a part of our share repurchase program and our consolidated structured alternative investment solution issued $215.7 million of notes payable.
We paid dividends of $6.0 million to our Class A Shareholders in the nine months ended September 30, 2022, compared to dividends of $77.0 million paid to our Class A Shareholders in the nine months ended September 30, 2021. No distributions were made to our executive managing directors in the nine months ended September 30, 2022 or September 30, 2021, as a result of the Distribution Holiday.
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
As of September 30, 2022, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 33% within Level I; approximately 43% within Level II; and approximately 24% within Level III. As of December 31, 2021, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 40% within Level I; approximately 41% within Level II; and approximately 19% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
Sculptor Corp generated taxable income of $20.8 million for the nine months ended September 30, 2022, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $810.6 million over the remaining two-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available for expiring losses, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize the deferred income tax assets.
To generate $810.6 million in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated AUM of $35.8 billion as of October 1, 2022, we would need to generate a minimum compound annual growth rate in AUM of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimates, are based on our near-term operating budget. If our actual growth rate in AUM falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of September 30, 2022, we had $229.9 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2031 and 2037, and $256.7 million of net operating losses available to be carried forward without expiration. Additionally, $210.6 million of net operating losses are available to offset future taxable income for state income tax purposes and $206.8 million for local income tax purposes that will expire between 2035 and 2042.
Based on the analysis set forth above, as of September 30, 2022, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $6.2 million has been established for these items.
Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
No changes to GAAP that went into effect during the nine months ended September 30, 2022, are expected to substantively impact our future trends.
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

Economic Income Reconciliations
The tables below present the reconciliations of total Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A:

	Three Months Ended September 30,
	2022	2021

	(dollars in thousands)
Net Loss Attributable to Class A Shareholders—GAAP	$(22,518)	$(4,338)
Change in redemption value of redeemable noncontrolling interests	(174)	—
Net Loss Allocated to Sculptor Capital Management, Inc.—GAAP	(22,692)	(4,338)
Equity-based compensation, net of RSUs settled in cash	21,017	11,170
Deferred cash compensation	5,240	6,493
Incentive income profit sharing	(62)	970
2020 Term Loan and Debt Securities non-cash interest expense accretion	263	239
Depreciation, amortization and net gains and losses on fixed assets	1,117	4,130
Changes in fair value of warrant liabilities	2,386	12,710
Changes in tax receivable agreement liability	14	39
Net losses (gains) on investments	2,989	(5,068)
Impairment of right-of-use asset	—	11,240
Other adjustments	90	197
Income taxes	227	8,653
Net loss allocated to noncontrolling interests	(9,410)	(2,386)
Net income attributable to redeemable noncontrolling interests	1,492	—
Consolidated entities related items:
Income of consolidated entities	(1,453)	—
Expenses of consolidated entities	1,031	—
Net losses of consolidated entities	3,498	—
Economic Income—Non-GAAP	$5,747	$44,049

	Nine Months Ended September 30,
	2022	2021

	(dollars in thousands)
Net Loss Attributable to Class A Shareholders—GAAP	$(13,688)	$(2,817)
Change in redemption value of redeemable noncontrolling interests	(3,939)	—
Net Loss Allocated to Sculptor Capital Management, Inc.—GAAP	(17,627)	(2,817)
Equity-based compensation, net of RSUs settled in cash	64,558	53,394
Deferred cash compensation	21,550	21,230
Incentive income profit sharing	407	4,367
2020 Term Loan non-cash discount accretion	763	1,024
Depreciation, amortization and net gains and losses on fixed assets	3,815	7,439
Changes in fair value of warrant liabilities	(40,690)	50,885
Changes in tax receivable agreement liability	(206)	18
Net losses on retirement of debt	—	30,198
Net losses (gains) on investments	39,171	(16,685)
Impairment of right-of-use asset	—	11,240
Other adjustments	(60)	596
Income taxes	(720)	19,985
Net loss allocated to noncontrolling interests	(15,837)	(20,777)
Net income attributable to redeemable noncontrolling interests	5,257	—
Consolidated entities related items:
Income of consolidated entities	(1,603)	(3)
Expenses of consolidated entities	2,943	2
Net losses of consolidated entities	5,792	—
Economic Income—Non-GAAP	$67,513	$160,096
Economic Income Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Management fees—GAAP	$66,236	$76,820	$211,443	$227,391
Adjustment to management fees(1)	(5,011)	(5,145)	(16,148)	(15,743)
Management Fees—Economic Income Basis—Non-GAAP	61,225	71,675	195,295	211,648

Incentive income—Economic Income Basis—GAAP	7,566	27,031	73,788	134,379
Adjustment to incentive income(2)	—	—	(73)	1
Incentive Income—Economic Income Basis— Non-GAAP	7,566	27,031	73,715	134,380

Other revenues—Economic Income Basis—GAAP	3,576	1,786	8,526	5,145
Adjustment to other revenues(3)	(917)	—	(2,823)	—
Other Revenues—Economic Income Basis—Non-GAAP	2,659	1,786	5,703	5,145
Total Revenues—Economic Income Basis—Non-GAAP	$71,450	$100,492	$274,713	$351,173
_______________
(1)Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense.
(2)Adjustment to exclude the related eliminations of management fees and incentive income, as management reviews the total amount of management fees and incentive income earned in relation to total AUM and fund performance.
(3)Adjustment to offset rent expense by subrental income as management evaluates rent expense on a net basis.
Economic Income Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)

Compensation and benefits—GAAP	$67,130	$53,078	$224,658	$201,759
Adjustment to compensation and benefits(1)	(26,195)	(18,633)	(86,515)	(78,991)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$40,935	$34,445	$138,143	$122,768

Interest expense—GAAP	$3,876	$3,277	$10,588	$12,280
Adjustment to interest expense(2)	(263)	(239)	(763)	(1,024)
Interest Expense—Economic Income Basis—Non-GAAP	$3,613	$3,038	$9,825	$11,256

General, administrative and other expenses—GAAP	$28,290	$39,672	$82,031	$92,070
Adjustment to general, administrative and other expenses(3)	(7,043)	(20,712)	(22,799)	(35,017)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$21,247	$18,960	$59,232	$57,053
_______________
(1)Adjustment to exclude equity-based compensation, net of cash settled RSUs. When the number of RSUs to be settled in cash is discretionary at the time of the grant, then the fair value of RSUs that are settled in cash is included as an expense at the time of settlement. When the number of RSUs to be settled in cash is certain on the grant date, then the expense is recognized during the performance period to which the award relates. In addition, expenses related to incentive income profit-sharing arrangements are generally recognized at the same time the related incentive income revenue is recognized, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned from the relevant fund. For Economic income deferred cash compensation is expensed in full during the performance period to which the award relates to, rather than over the service period for GAAP as management views the compensation expense impact in relation to the performance period.
(2)Adjustment to exclude amounts related to non-cash interest expense accretion on debt. The 2020 Term Loan and the Debt Securities, which were issued in connection with the Recapitalization, were each recognized at a significant discount, as proceeds from each borrowing were allocated to warrant liabilities and the 2019 Preferred Units, respectively, resulting in non-cash accretion to par over time through interest expense for GAAP. The Debt Securities and the 2019 Preferred Units were fully redeemed in 2020. Management excludes this non-cash expense from Economic Income, as it does not consider it to be reflective of our economic borrowing costs.
(3)Adjustment to exclude depreciation, amortization, and losses on fixed assets, as management does not consider these items to be reflective of our operating performance. Impairment of right-of-use lease assets is excluded from Economic Income at the time the impairment is recognized for GAAP and the impact is then amortized over the lease term for Economic Income, as management evaluates impairment expenses over the life of the related lease asset and considers the impairment charge to be nonrecurring in nature. Additionally, rent expense is offset by subrental income as management evaluates rent expenses on a net basis. Further, recurring placement and related service fees are excluded, as management considers these fees a reduction in management fees, not an expense.

Distribution Holiday Economic Income Reconciliation
The table below presents the reconciliation of Distribution Holiday Economic Income to net income (loss) attributable to Class A Shareholders from October 1, 2018, to September 30, 2022.

From October 1, 2018 to September 30, 2022
(dollars in thousands)
Net income attributable to Class A shareholders	$198,826
Change in redemption value of redeemable noncontrolling interests and Preferred Units	(15,427)
Net Income Allocated to Sculptor Capital Management, Inc.—GAAP	183,399
Equity-based compensation, net of RSUs settled in cash	310,825
Deferred cash compensation	(18,785)
Incentive income profit sharing	(6,446)
2020 Term Loan and Debt Securities non-cash discount accretion	20,754
Depreciation, amortization and net gains and losses on fixed assets	31,045
Changes in fair value of warrant liabilities	(5,682)
Changes in tax receivable agreement liability	4,592
Net losses on retirement of debt	41,584
Net losses on investments	14,973
Impairment of right-of-use asset	11,240
Other adjustments	3,928
Income taxes	135,241
Net loss allocated to noncontrolling interests	(77,249)
Net income attributable to redeemable noncontrolling interests	12,402
Less: Dividends paid on 2019 Preferred Units	(6,952)
Less: Dividends to Class A Shareholders declared with respect to such periods	(121,647)
Consolidated entities related items:
Income of consolidated entities	(17,513)
Expenses of consolidated entities	6,769
Net losses of consolidated entities	8,461
Distribution Holiday Economic Income—Non-GAAP	$530,939
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
The amount of our AUM in our multi-strategy and opportunistic credit funds is generally based on net asset value (plus unfunded commitments in certain cases). A 10% change in the fair value of the net assets held by our funds as of September 30, 2022 and December 31, 2021, would have resulted in changes of approximately $1.5 billion and $1.7 billion, respectively, in AUM. AUM for our real estate funds and securitization vehicles is not based on net asset value.
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
A hypothetical 10% decline in the fair value of the net assets held by our funds would have resulted in a reduction of management fees by approximately $14.7 million in the nine months ended September 30, 2022 and $15.2 million in the nine months ended September 30, 2021.
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
Exchange Rate Risk
Changes in currency rates will impact the carrying value of financial instruments denominated in currencies other than the U.S. dollar. We hold certain cash and risk retention investments in the European CLOs as well as related financing (CLO Investments Loans and repurchase agreements) denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. Additionally, a portion of our operating expenses and management fees are denominated in non-U.S. dollar currencies. We manage our exposure to exchange rate risks through our regular operating activities, wherein we may align foreign currency payments and receipts, and when appropriate, through the use of derivative financial instruments to hedge certain foreign currency exposure, although the impact of these were not material in 2022 and 2021.
We estimate that as of September 30, 2022 and 2021, a hypothetical 10% weakening or strengthening of the U.S. dollar against all foreign currency rates would not have a material direct impact on our revenues, net income attributable to Class A Shareholders or Economic Income. The impact on cash flows from financial instruments would be insignificant.
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movement in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The funds may seek to hedge resulting currency exposure through borrowings in foreign currencies or through the use of derivative financial instruments.
Interest Rate Risk
Borrowings under the 2020 Term Loan and our investments in CLOs accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. We estimate that as of September 30, 2022 and 2021, a hypothetical one percentage increase or decrease in variable interest rates would not have a material direct impact on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the third quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On August 24, 2022, a complaint under Section 220 of Delaware’s general corporation law, which allows shareholders to inspect corporate books and records, was filed by Daniel S. Och, the founder and former Chief Executive Officer (the “Founder”) of Och-Ziff Capital Management LLC and its consolidated subsidiaries (“Och-Ziff”) and four former Och-Ziff executive managing directors. In April 2022, the Founder and the former executive managing directors made a demand to inspect books and records relating to alleged corporate governance concerns in connection with the promotion of James S. Levin to Chief Executive Officer, a new executive compensation plan approved by the Board of Directors in December 2021, and other matters related to the Board’s exercise of its duties. Despite the voluntary production by the Company of extensive documentation in response to that demand, the Founder and the former executive managing directors filed this Section 220 complaint to compel additional production. The Company believes the complaint is without merit and is contesting the proceeding.
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
The founder and former Chief Executive Officer of Och-Ziff has taken certain actions that have had an adverse impact on our business.
The founder and former Chief Executive Officer (the “Founder”) of Och-Ziff, has taken certain public actions that have had an adverse impact on our business, including 1) commencement of a Section 220 legal proceeding on August 24, 2022 in Delaware Chancery Court which is described in Part II, Item 1. Legal Proceedings of this Form 10-Q; and 2) October 4, 2022 and November 3, 2022 letters to Sculptor’s Board of Directors, simultaneously filed publicly with the SEC. In each, the Founder makes what we believe are inaccurate assertions with respect to our Board of Directors and our management team. Should such actions or similar actions persist, there will be a continuation of adverse impacts to our business, which include affecting our ability to retain and attract fund investors and highly qualified employees and our ability to raise new funds.
Please see “Item 1A. Risk Factors” in our Annual Report for a discussion of the additional risks material to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our Class A Share repurchase activity under our 2022 Share Repurchase Program during the third quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Publicly as part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
July 2022	110,409	$8.88	110,409	$79.5
August 2022	385,664	9.44	385,664	75.9
September 2022	439,943	9.37	439,943	71.8
Total	936,016	$9.34	936,016	$71.8
In February 2022, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. The repurchase program has no expiration date. In the quarter ended September 30, 2022, we repurchased 936,016 Class A Shares at a cost of $8.7 million, for an average price of $9.34 per share through open market purchase transactions. As of September 30, 2022, $71.8 million remained available for repurchase of our common stock under the share repurchase program. All of the repurchased shares are classified as treasury stock in our consolidated balance sheets.
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

10.4+	The Sculptor Capital Management, Inc. 2022 Incentive Plan

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the three months ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2022

SCULPTOR CAPITAL MANAGEMENT, INC.

By:	/s/ Dava Ritchea
Dava Ritchea
Chief Financial Officer and Executive Managing Director