Form 10-K
period 2022-12-31
Sculptor Capital Management, Inc.
filed 2023-03-03
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was approximately $202.0 million. As of February 27, 2023, there were 24,970,157 Class A Shares, 4,619,910 Restricted Class A Shares, and 33,504,902 Class B Shares outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement for the 2023 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant's definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
b.AUM for Institutional Credit Strategies is generally based on the amount of equity outstanding for CLOs and CBOs (during the warehouse period) and the par value of the collateral assets and cash held (after the warehouse period). For aircraft securitization vehicles, AUM is based on the adjusted portfolio appraisal values for the aircraft collateral within the securitization. AUM is reduced for any investments in these CLOs and securitization vehicles held by our other funds. AUM also includes the net asset value of other investment vehicles within this strategy.
c.AUM for our real estate funds is generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. AUM is reduced for unfunded commitments that will be funded through transfers from other funds. AUM for our new real estate investment vehicle is based on net asset value.
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

Economic Income
Economic Income is a non-GAAP measure of pre-tax operating performance that excludes the following from our results on a GAAP basis: noncontrolling interests, redeemable noncontrolling interests, equity based compensation expense, net of cash settled RSUs, depreciation and amortization expenses, components of our other income (loss), non-cash interest expense accretion on debt, and amounts related to consolidated entities. In addition, expenses related to incentive income profit-sharing arrangements are generally recognized at the same time the related incentive income revenue is recognized. The fair value of RSUs that are settled in cash to employees or executive managing directors, where the number of RSUs to be settled in cash is not certain at the time of grant, is included as an expense at the time of settlement. Where the number of RSUs to be settled in cash is certain on the grant date, the expense is recognized during the performance period to which the award relates. Similarly, deferred cash compensation is expensed in full during the performance period to which the award relates for Economic Income, rather than over the service period for GAAP. Further, impairment of right-of-use lease assets is excluded from Economic Income at the time the impairment is recognized for GAAP and the impact is then amortized over the lease term for Economic Income. Additionally, rent expense is offset by subrental income as management evaluates rent expenses on a net basis.

Exchange Act	Securities Exchange Act of 1934, as amended.

executive managing directors	The current executive managing directors of the Company, and, except where the context requires otherwise, also includes certain executive managing directors who are no longer active in our business.

Fee Paying Assets Under Management	Fee Paying Assets Under Management (“FP AUM”) refers to the AUM on which we earn management fees and/or incentive income.

funds	The multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds, and other alternative investment vehicles for which we provide asset management services, as well as the SPAC we sponsor.

GAAP	U.S. generally accepted accounting principles.

Group A Units	Refers collectively to one Class A operating group unit in each of the Sculptor Operating Partnerships. Group A Units are limited partner interests held by our executive managing directors.

Group A-1 Units	Refers collectively to one Class A-1 operating group unit in each of the Sculptor Operating Partnerships. Group A-1 Units are limited partner interests held by our executive managing directors.

Group B Units	Refers collectively to one Class B operating group unit in each of the Sculptor Operating Partnerships. Group B Units are limited partner interests held by Sculptor Corp.

Group E Units	Refers collectively to one Class E operating group unit in each of the Sculptor Operating Partnerships. Group E Units are limited partner interests held by our executive managing directors.

Group P Units	Refers collectively to one Group P operating group unit in each of the Sculptor Operating Partnerships. Group P Units are limited partner interests held by our executive managing directors.

Institutional Credit Strategies
Our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs, aircraft securitization vehicles, collateralized bond obligations, the structured alternative investment solution, and other customized solutions.

IPO	Our initial public offering of 3.6 million Class A Shares that occurred in November 2007.

Longer-term AUM	AUM from investors that are subject to initial commitment periods of three years or longer. Investors with longer-term AUM may have less than three years remaining in their commitment period. This excludes AUM that had initial commitment periods of three years or longer and subsequently moved to shorter commitment periods at the end of their initial commitment period.

NYSE	New York Stock Exchange.

Partner Equity Units	Refers collectively to the Group A Units, Group E Units and Group P Units.

Preferred Units	One Class A cumulative preferred unit in each of the Sculptor Operating Partnerships collectively represented one “Preferred Unit.” Certain of our executive managing directors collectively owned 100% of the Preferred Units. We redeemed in full the Preferred Units in the fourth quarter of 2020, and as of December 31, 2020, 2021 and 2022 there were no Preferred Units outstanding.

PSUs	Class A performance-based RSUs.

Recapitalization	Refers to the recapitalization of our business that occurred in February 2019. As part of the Recapitalization, a portion of the interests held by our former executive management were reallocated to existing members of senior management. In addition, we restructured the previously outstanding senior debt and Preferred Units.

Registrant	Sculptor Capital Management, Inc., a Delaware corporation.

RSAs	Restricted Class A Shares.

RSUs	Class A restricted share units.

Sculptor Corp	Sculptor Capital Holding Corporation, a Delaware corporation.

Sculptor Operating Group	Refers collectively to the Sculptor Operating Partnerships and their consolidated subsidiaries.

Sculptor Operating Group Units	Refers collectively to Sculptor Operating Group A, B, E, and P Units.

Sculptor Operating Partnerships	Refers collectively to Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP.

SEC	U.S. Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

SPAC	Refers to special purpose acquisition company.

Special Investments	Investments that we, as investment manager, believe lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance.

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
We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions, poor investment performance of, or lack of capital flows into, the funds we manage; our investors’ right to redeem their investments from our funds on a regular basis; the highly variable nature of our revenues, results of operations and cash flows; difficult market conditions that could adversely affect our funds; counterparty default risks; the United Kingdom’s withdrawal from the European Union; the outcome of third-party litigation involving us; the consequences of the Foreign Corrupt Practices Act settlements with the SEC and the U.S. Department of Justice (the “DOJ”) and any claims or negative publicity arising therefrom or from matters involving our founding CEO; conditions impacting the alternative asset management industry; our ability to retain existing investor capital; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our executive managing directors, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; United States (“U.S.”) and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.
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
•Fiscal challenges facing the U.S. government could negatively impact financial markets which, in turn, could have an adverse effect on our financial position or results of operations.
•We may be adversely affected by the effects of inflation.
•Poor investment performance of, or lack of capital flows into, the funds we manage could have a materially adverse impact on our revenues.
•Investors in our funds have the right to redeem their investments in our funds on a regular basis and have in the past and could in the future redeem a significant amount of Assets Under Management during any given quarterly period.
•Our business may be materially adversely impacted by the highly variable nature of our revenues, results of operations and cash flows.
•Competitive pressures in the asset management business could materially adversely affect our business.
•Damage to our reputation could harm our business.
•The founder and former Chief Executive Officer of Och-Ziff has taken certain actions that have had an adverse impact on our business.
•The uncertainty surrounding the ongoing COVID-19 pandemic, including the length and severity of its impact on global economic activity could adversely affect our business.
•The United Kingdom’s withdrawal from the European Union could adversely affect our business.
•Our indebtedness may restrict our current and future operations.
•The replacement of LIBOR with an alternative reference rate, may adversely affect our collateralized loan obligation transactions.
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
•We will be required to pay amounts under the tax receivable agreement.
•Our board of directors has publicly disclosed that it has formed a special committee to explore potential interest from third parties in a transaction that maximizes value for shareholders, and if we are unable to consummate a transaction at the conclusion of that process, there could be an adverse effect on our business, financial condition and results of operations.
•If we are deemed an investment company under the 1940 Act it would have a material adverse impact on our business.
Risks Related to Our Shares
•The market price and trading volume of our Class A Shares have been and may continue to be highly volatile.
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
•We expect to pay more corporate income taxes and may be required to make accelerated payments under the tax receivable agreement as a result of the Corporate Classification Change.
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

PART I
Item 1. Business
Business Description
Sculptor Capital is a leading institutional alternative asset manager, with approximately $35.9 billion in Assets Under Management as of February 1, 2023 and a global presence with offices in New York, London, Hong Kong, and Shanghai. We provide asset management services and investment products across Multi-Strategy, Credit, and Real Estate. We serve our global client base through our commingled funds, separate accounts, and specialized products. Our capabilities span all major geographies and asset classes. Our approach to asset management is based on the same fundamental elements that we have employed since Sculptor Capital was founded in 1994. Our distinctive investment process seeks to generate attractive and consistent risk-adjusted returns across market cycles through a combination of fundamental bottom-up research, a high degree of flexibility, a collaborative team, and integrated risk management. We currently serve a diverse global investor base with investment solutions across core capabilities in multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products and real estate funds. We also create value by expanding our product offering and enhancing our distribution channels.
Multi-Strategy - Our multi-strategy funds invest globally in high-conviction investment ideas across the depth and breadth of global equity, credit and convertible securities and derivatives markets with a mandate to generate strong and consistent risk-adjusted returns across market cycles with a focus on risk management and capital preservation. Our investment strategy benefits from flexible and dynamic capital allocations to the most attractive individual investment opportunities. The strategy primarily focuses on idiosyncratic opportunities where return drivers are less sensitive to the direction of broader financial markets. Through detailed, bottoms-up fundamental analysis and due diligence, we aim to identify investment opportunities where intermediate or long-term value is obscured by attributes such as complexity, corporate events, technical dislocations, or market misunderstandings. Our multi-strategy funds allocate capital across strategies and geographies opportunistically based on market conditions, with no predetermined capital allocations by strategy or asset class. Our investment strategies include Corporate Credit, Structured Credit, Convertible & Derivative Arbitrage, Merger Arbitrage, and Fundamental Equities.
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
Real Estate - Our real estate funds invest in opportunistic real estate private equity and real estate credit in both North America and Europe. Our opportunistic investment approach generates attractive risk-adjusted returns relative to positioning within the capital structure. Our Real Estate business adopts a broader investment mandate than most fund managers, having invested in 28 different traditional and non-traditional asset classes across the debt / equity spectrum. Our business emphasizes preservation of capital and downside protection by seeking to generate attractive current returns through interest income and fees. The real estate funds focus on proprietary sourcing, discretion in deal selection, thorough due diligence, intensive asset management, multiple defined exit strategies and structured downside protection to seek and manage investments.
Our Assets Under Management
Our primary sources of revenues are management fees, which are primarily based on the amount of our Assets Under Management, and incentive income, which is based on the investment performance of our funds. Accordingly, for any given period, our revenues will be driven by the combination of Assets Under Management and the investment performance of our funds. Our Assets Under Management are a function of the capital that is allocated to us by the investors in our funds and the investment performance of our funds. For additional information regarding Assets Under Management, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Managing Business Performance”
Overview of Our Funds
Multi-Strategy
As of December 31, 2022, Assets Under Management in our multi-strategy funds totaled approximately $9.2 billion, or 25% of our total Assets Under Management. These funds seek to consistently generate strong risk-adjusted returns across market cycles with a focus on risk management and capital preservation. We aim to achieve these objectives by investing in high-conviction investment ideas across asset classes, regions and strategies, with a primary focus on idiosyncratic opportunities where return drivers are less sensitive to direction of broader financial markets. Our investment strategy seeks to benefit from flexible and dynamic capital allocations to the most attractive individual investment opportunities. Sculptor’s investment process combines expert bottom-up fundamental analysis, a dynamic approach to portfolio construction, and a sophisticated and fully integrated risk management effort. The primary investment strategies we employ in our multi-strategy funds include the following:
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

The Sculptor Master Fund, our global multi-strategy fund, invests in high-conviction investment ideas across asset classes, regions and strategies, with a primary focus on idiosyncratic opportunities where return drivers are less sensitive to the direction of broader financial markets. The key limitations we consider when selecting and sizing investments are related to our fundamental and quantitative view on the risk/reward, liquidity and availability of the specific investment under evaluation. Sculptor Master Fund generally employs every strategy and geography in which our funds invest and constituted approximately 25% of our Assets Under Management as of December 31, 2022. The investment performance for our other funds may vary from those of the Sculptor Master Fund, and that variance may be material.
The table below sets forth, as of December 31, 2022, the net annualized return, volatility and Sharpe Ratio of the Sculptor Multi-Strategy Composite (as defined below), the HFRI Fund Weighted Composite Index, MSCI World Index and Balanced US 60/40 Index.
Past performance is no indication or guarantee of future results.

Net Annualized Return through December 31, 2022	1 Year	3 Years	5 Years	10 Years	Since Sculptor Multi-Strategy Composite Inception (April 1, 1994)
Sculptor Multi-Strategy Composite(1)	(12.9)%	3.0%	4.5%	5.6%	10.5%
HFRI Fund Weighted Composite Index(2)	(4.2)%	5.7%	4.4%	4.7%	7.4%
MSCI World Index(2)	(15.6)%	6.3%	7.4%	10.6%	7.7%
Balanced U.S. 60/40 Index(2)	(19.1)%	0.4%	2.7%	5.3%	4.8%
Volatility - Standard Deviation (Annualized)(3)
Sculptor Multi-Strategy Composite(1)	7.9%	10.5%	9.2%	7.3%	6.3%
HFRI Fund Weighted Composite Index(2)	5.3%	9.0%	7.8%	6.0%	6.8%
MSCI World Index(2)	20.4%	19.4%	17.0%	13.6%	14.2%
Balanced U.S. 60/40 Index(2)	16.6%	14.6%	12.6%	9.9%	9.7%
Sharpe Ratio(4)
Sculptor Multi-Strategy Composite(1)	(1.94)	0.20	0.33	0.63	1.28
HFRI Fund Weighted Composite Index(2)	(1.22)	0.52	0.38	0.62	0.72
MSCI World Index(2)	(0.87)	0.28	0.35	0.71	0.36
Balanced U.S. 60/40 Index(2)	(1.29)	(0.04)	0.10	0.44	0.22
_______________
(1)The returns shown represent the composite performance of all feeder funds that comprise the Sculptor Master Fund since the inception of the Sculptor Master Fund on January 1, 1998, and are calculated using the total return of all feeder funds net of all fees and expenses and include the reinvestment of all dividends and other income. Since our inception on April 1, 1994 through December 31, 1997, we managed other accounts in a substantially similar manner to the Sculptor Master Fund, and in accordance with our same multi-strategy mandate that was not subject to portfolio investment restrictions or other factors that limited our investment discretion (the “Multi-Strategy Accounts”). The presentation of historical performance information in this table includes the performance of the Multi-Strategy Accounts for those periods prior to January 1, 1998. Performance is calculated using the total return of all such Multi-Strategy Accounts net of all investment fees and expenses of such accounts and include the reinvestment of all dividends and other income. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the Multi-Strategy Accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies we followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion and has varied materially since inception and is expected to vary materially in the future. We refer collectively to the combined returns of the Sculptor Master Fund and Multi-Strategy Accounts as the “Sculptor Multi-Strategy Composite.” We believe that the inclusion of the historical performance of the Multi-Strategy Accounts provides a more complete representation of our historical multi-strategy performance. The returns exclude realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. dollar. The returns for the Sculptor Multi-Strategy Composite exclude Special Investments. Special Investments in the Sculptor Master Fund are held by investors representing a small percentage of Assets Under Management in the fund. Inclusive of these Special Investments, the net returns of the Sculptor Multi-Strategy Composite were (13.3)%, 2.8%, 4.1%, and 5.3% for the trailing one, three, five, and ten year periods, respectively; and 10.4% since the Sculptor Multi-Strategy Composite inception.
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
Credit
As of December 31, 2022, we managed approximately $22.3 billion of Assets Under Management in our dedicated credit funds, or 62% of our total Assets Under Management. Our dedicated credit funds comprise our opportunistic credit funds and Institutional Credit Strategies products.
The tables below present returns for our flagship credit funds:

Net Annualized Return through December 31, 2022	1 Year	3 Years	5 Years	10 Years	Since Sculptor Credit Opportunities Master Fund Inception (November 1, 2011)
Sculptor Credit Opportunities Master Fund(1)	(4.1)%	3.4%	3.7%	6.8%	8.8%
BAML Global High Yield(3)	(13.2)%	(1.7)%	0.9%	3.2%	4.3%
HFRX Fixed Income Credit Index(3)	(11.6)%	(0.1)%	0.7%	1.2%	1.7%
Volatility - Standard Deviation (Annualized)(3)
Sculptor Credit Opportunities Master Fund(1)	5.4%	14.3%	11.3%	8.7%	8.5%
BAML Global High Yield(3)	12.4%	12.2%	9.9%	8.1%	8.0%
HFRX Fixed Income Credit Index(3)	6.9%	7.3%	5.9%	4.7%	4.6%
Sharpe Ratio(4)
Sculptor Credit Opportunities Master Fund(1)	(1.14)	0.17	0.20	0.67	0.92
BAML Global High Yield(3)	(1.26)	(0.21)	(0.05)	0.28	0.43
HFRX Fixed Income Credit Index(3)	(2.07)	(0.13)	(0.13)	0.06	0.18

Net Annualized Return through December 31, 2022	1 Year	3 Years	5 Years	10 Years	Since Customized Credit Focused Platform Inception (April 6, 2010)
Customized Credit Focused Platform (weighted average returns)(2)	(2.0)%	7.9%	7.0%	9.8%	11.3%
BAML Global High Yield(3)	(13.2)%	(1.7)%	0.9%	3.2%	4.8%
HFRX Fixed Income Credit Index(3)	(11.6)%	(0.1)%	0.7%	1.2%	1.5%
Volatility - Standard Deviation (Annualized)(3)
Customized Credit Focused Platform	5.0%	11.0%	8.9%	6.9%	6.8%
BAML Global High Yield(3)	12.4%	12.2%	9.9%	8.1%	8.4%
HFRX Fixed Income Credit Index(3)	6.9%	7.3%	5.9%	4.7%	4.7%
Sharpe Ratio(4)
Customized Credit Focused Platform	(0.82)	0.50	0.50	1.14	1.52
BAML Global High Yield(3)	(1.26)	(0.21)	(0.05)	0.28	0.48
HFRX Fixed Income Credit Index(3)	(2.07)	(0.13)	(0.13)	0.06	0.15

(1)The returns for the Sculptor Credit Opportunities Master Fund exclude Special Investments. Special Investments in the Sculptor Credit Opportunities Master Fund are held by investors representing a small percentage of Assets Under Management in the fund. Inclusive of these Special Investments, the net returns of the Sculptor Credit Opportunities Master Fund were (3.8)%, 3.5%, 3.6%, and 6.7% for the trailing one, three, five, and ten year periods, respectively; and 8.6% since the fund inception.
(2)Performance presented is for the opportunistic credit strategies in the Customized Credit Focused Platform. As of December 31, 2022, approximately 94% of the invested capital in the Customized Credit Focused Platform is invested in the Platform’s opportunistic credit strategies. Weighted Average Returns reflect the total profit & loss divided by the weighted average capital base, which represents net asset value plus net contributions (distributions) for the period.
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
Opportunistic Credit Funds
As of December 31, 2022, we managed approximately $6.0 billion of Assets Under Management in our opportunistic credit funds. These products seek to generate risk-adjusted returns by capturing value in mispriced investments across disrupted, dislocated and distressed corporate, structured and private credit markets globally. As of December 31, 2022, Assets Under Management in the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, totaled $1.7 billion, and Assets Under Management in the Customized Credit Focused Platform totaled $3.8 billion. The remainder of the Assets Under Management in our opportunistic credit products was made up of various open-end and closed-end funds, as well as customized solutions structured to meet our fund investors’ needs.
Institutional Credit Strategies
As of December 31, 2022, we managed approximately $16.3 billion of Assets Under Management in our Institutional Credit Strategies products. Institutional Credit Strategies is our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs, aircraft securitization vehicles, CBOs, structured alternative investment solutions, commingled products and other customized solutions for clients. The Institutional Credit Strategies platform’s fundamental approach is built on capital preservation and rigorous assessment of relative value, proactive portfolio management combined with diversification, cross asset collaboration and integrated risk management.
Real Estate
As of December 31, 2022, we managed approximately $4.5 billion of Assets Under Management in our real estate funds, or 13% of our total Assets Under Management. Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets. We seek to build portfolios that are balanced between traditional and non-traditional asset classes, employing moderate leverage, using creative structures and targeting high cash-on-cash returns. Our opportunistic investment approach generates attractive risk-adjusted returns relative to positioning within the capital structure combined with a disciplined risk assessment process. These funds seek to diversify investments across geography, asset types and transaction structures to actively balance the portfolios within each of the funds. Our Real Estate business adopts a broader investment mandate than most fund managers, having invested in 28 different traditional and non-traditional asset classes across the debt/equity spectrum. Our two primary fund series are equity and credit opportunity funds (Sculptor Real Estate and Sculptor Real Estate Credit, respectively), and we also manage a SPAC. As of December 31, 2022, our real estate funds have invested across 28 different real estate asset classes with 72% of the capital deployed in non-traditional asset classes.

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
The below table presents returns for select real estate funds:

Life-to-Date Performance (as of December 31, 2022)	Fund I	Fund II	Fund III	Credit Fund I
Gross	25.5%	32.9%	30.3%	18.3%
Net	16.1%	21.7%	21.0%	12.9%
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
Our approach to investing and managing risk is defined by certain common elements:
•Proactive risk management is built on the principles of constant vigilance, frequent dialogue, and continuous improvement. We constantly monitor risk and have instituted a formal and consistent process to disseminate information, conduct informed debate, and take proactive or responsive action across our portfolios. Technology is at the core of Sculptor’s risk management efforts, and we leverage our broad capabilities to develop proprietary solutions that fit the exact specifications of our investment approach. In addition to our formalized process, we conduct custom studies and optimizations for various groups on an as-needed, ad hoc basis such as bespoke hedge solutions, pre-trade what-if analysis, and portfolio rebalance alternatives.
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

Our Fund Investors
We focus on developing and maintaining long-term relationships with a global base of institutional investors, which includes many of the largest, most sophisticated investors in the world. Excluding our securitization vehicles within Institutional Credit Strategies products, we currently have over 1,300 investors in our funds, including pensions, sovereign wealth and corporates, high net worth and family office, fund-of-funds, and foundations and endowments. Over 70% of our clients have been partnering with us for over a decade. We build transparent, thoughtful, and enduring partnerships with our investors that are grounded in a deep understanding of their objectives and expectations. Our investors value our funds’ consistent performance history, our global investing expertise, our diverse investment strategies and our ability to develop investment capabilities in areas where we see opportunities evolve. As a result, a number of our fund investors invest in more than one of our funds.
Investments by our executive managing directors and employees collectively comprised approximately 2% of our total Assets Under Management as of January 1, 2023. The single largest unaffiliated investor in our funds accounted for approximately 19% of our total Assets Under Management as of January 1, 2023, and the top five unaffiliated fund investors accounted for approximately 43%. Approximately 28% of our Assets Under Management were from investors from outside North America as of January 1, 2023. These percentages, as well as those presented in the chart below, exclude Assets Under Management in our securitization vehicles, which are held by various types of investors.

The following chart presents the composition of our fund investors by type across our funds as of January 1, 2023:

## FUND INVESTORS BY TYPE

Sovereign Wealth and Corporates 26%
High Net Worth and Family Offices 18%
Foundations and Endowments 4%
Fund-of-Funds 4%
Related Parties 2%
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
•Performance. Our funds have continued to deliver strong investment performance compared to relevant benchmarks and compound capital for our clients.
•Resilience. We have strengthened the balance sheet providing the firm with stability to weather potential downturns and opportunistically invest in our business to drive future returns for shareholders. We have increased our longer-duration AUM, creating longevity in our asset base and more stable earnings.

•Alignment of interests. Sculptor Capital’s structure is designed to motivate and align the interests of our executive managing directors and employees with those of investors in our funds and our Class A Shareholders. Our 25 active executive managing directors and 60 managing directors (as of December 31, 2022) have a compensation structure that focuses on both individual and firm-wide performance. This structure includes granting a portion of bonus compensation in a combination of equity and deferred cash interests that vest over time.
•One-firm philosophy. Our “one-firm” philosophy promotes a collaborative environment that encourages internal cooperation and cross-functional sharing of information, expertise and transaction experience gained over our 28-year history. We believe this strong collaborative approach is a key differentiator that enhances the success of our firm as a whole and brings to bear our diverse resources and perspectives.
•Synergies among investment strategies. Our investment model is built off of and benefits from full collaboration among our investment team, fostering trust, diverse viewpoints, cross-disciplinary development and critical self-examination. Sculptor’s investment team leadership comprises a group of 17 investment partners who have worked together for an average of over 15 years. We believe this approach and the tenure of our investment partners is a central factor in our ability to identify, evaluate and pursue opportunities across a broad range of geographies and capital structures.
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
•Focus on infrastructure. Since inception, Sculptor has been highly committed to building and maintaining a robust infrastructure with an emphasis on strong financial, operational and compliance controls. As of December 31, 2022, of our total 343 professionals, 209 were dedicated to global infrastructure, illustrating our commitment to this important part of our business.
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
Class A Shares.    Class A Shares represent Class A common stock in Sculptor Capital Management, Inc. The holders of Class A Shares are entitled to one vote per share held of record on all matters submitted to a vote of our shareholders and, as of December 31, 2022, represent 37.9% of our total combined voting power. The holders of Class A Shares are entitled to any distribution declared by our Board of Directors, subject to any statutory or contractual restrictions on the payment of distributions and to any restrictions on the payment of distributions imposed by the terms of any outstanding preferred shares we may issue in the future. Additional Class A Shares are issuable upon the exercise of warrants, as well as exchange of Partner Equity Units, subject to certain vesting and other conditions as discussed below, and upon vesting of equity awards granted under our Amended and Restated 2007 Equity Incentive Plan, 2013 Incentive Plan or 2022 Incentive Plan. As of December 31, 2022, we have warrants outstanding to issue an additional 4,338,015 of Class A Shares. See Note 8 for additional details on warrants.
We have also issued RSAs to certain active executive managing directors. RSAs are restricted Class A shares that are not transferable, and are subject to forfeiture, until vesting conditions are met. The RSAs entitle the holders of record to one vote per share on all matters submitted to a vote of our shareholders and, as of December 31, 2022, the RSAs represent 8.3% of our total combined voting power. The RSAs are held solely by executive managing directors and have no economic rights until they vest upon satisfying a service condition and, where applicable, certain market performance conditions based on achievement of targeted total shareholder return on Class A Shares. Unvested RSAs without market performance vesting conditions accrue dividend equivalents in the form of additional RSAs, and RSAs with market performance vesting conditions that have not yet met the service condition do not begin to accrue dividend equivalents until the market performance conditions have been achieved.
Class B Shares.    Class B Shares have no economic rights and are not publicly traded, but rather entitle the holders of record to one vote per share on all matters submitted to a vote of our shareholders and, as of December 31, 2022, the Class B Shares represent 53.7% of our total combined voting power. The Class B Shares are held solely by current and former executive managing directors and provide them with a voting interest in Sculptor Capital Management, Inc. commensurate with their economic interest in the Sculptor Operating Group in the form of Group A Units, Group A-1 Units (until a corresponding number of Group E Units (other than Group E-2 Units) have vested), Group E Units (once such Group E Units have vested) and Group P Units (assuming such Group P Units are participating). Each executive managing director holding Group A Units, Group A-1 Units (until a corresponding number of Group E Units (other than Group E-2 Units) have vested), vested Group E Units or Group P Units holds an equal number of Class B Shares. Upon an issuance of Group A Units or Group P Units to an executive managing director or the vesting of such executive managing director’s Group E Units, an equal number of Class B Shares is also issued to such executive managing director. Upon the exchange by an executive managing director of a Partner Equity Unit for a Class A Share as further discussed below, the corresponding Class B Share is canceled. Class B Shares that relate to our Group A-1 Units will be voted pro rata in accordance with the vote of the Class A Shares until a corresponding Group E Unit has vested.
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
Group A Units. Our current and former executive managing directors own 100% of the Group A Units, which as of December 31, 2022, represent a 29.0% equity interest in the Sculptor Operating Group. Currently, Group A Units are exchangeable for our Class A Shares at the discretion of the Exchange Committee (which consists of the Chief Executive Officer and the Chief Financial Officer of Sculptor Capital Management, Inc.) (or the cash equivalent thereof), on a one-for-one basis, subject to vesting requirements by our executive managing directors, book-up requirements, transfer restrictions and certain exchange rate adjustments for splits, unit distributions and reclassifications. In connection with the Recapitalization, the Sculptor Operating Partnerships initiated a distribution holiday (the “Distribution Holiday”). Holders of Group A Units do not receive distributions on such units during the Distribution Holiday. Each of our executive managing directors may exchange his or her vested and booked-up Group A Units over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions (including, among other things, in connection with our insider trading policy in respect of affiliate holders and in certain circumstances where the exchange would be likely to impact our ability to use net operating losses). On the date of the Recapitalization, each Group A Unit then outstanding was recapitalized into 0.65 Group A Units and 0.35 Group A-1 Units. See Note 3 to our consolidated financial statements included in this report for additional information.
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
Group B Units. Sculptor Corp holds a general partner interest and Group B Units in each Sculptor Operating Partnership that it controls. Group B Units are issued in respect to Class A Shares and Sculptor Corp owns 100% of the Group B Units, which, as of December 31, 2022, represent a 45.8% equity interest in the Sculptor Operating Group. Except during the Distribution Holiday, the Group B Units are economically identical to the Group A Units and represent common equity interests in our business, but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.
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

The diagram below depicts our organizational structure as of December 31, 2022:

This diagram does not give effect to 4,338,015 Class A Shares that would be issued if all of our outstanding warrants were exercised. In addition, this diagram does not give effect to 3,893,011 RSUs that were outstanding as of December 31, 2022, which were granted to our executive managing directors, managing directors, other employees and the independent members of our Board of Directors. Also not presented in the diagram above are 5,348,572 Group P Units and 912,500 PSUs. The Group P Units and PSUs are not participating in the economics of Sculptor Operating Group, as the applicable Market Conditions (as defined in Note 13 to our consolidated financial statements) have not yet been met as of December 31, 2022. However, certain PSUs vested in the second quarter of 2021 at which time they were converted into Class A Shares. Further, not presented in the diagram above are Class C Non-Equity Interests, which are non-equity interests in the Sculptor Operating Group entities held by our executive managing directors in which they receive distributions in regards to annual discretionary cash bonus. No holder of Class C Non-Equity Interests will have any right to receive distributions on such interests. Our executive managing directors hold all of the Class C Non-Equity Interests, which may be used for discretionary income allocations, including the cash element of any discretionary annual performance awards paid to our executive managing directors. References to bonuses throughout this annual report include any Class C Non-Equity Interests distributions.
Human Capital
As of December 31, 2022, our worldwide headcount was 343, including 25 active executive managing directors and 60 managing directors, consisting of 106 investment professionals, 209 global infrastructure professionals and 28 client partner group professionals. We have built an experienced cross-functional team with a well-established presence in the United States, Europe and Asia.
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
Environmental, Social and Governance (“ESG”)
As part of our investment approach, we view ESG integration as a key component of our underwriting and risk monitoring across all investment disciplines. We believe our approach to ESG integration contributes to acting in the best interests of our clients. We are a signatory, and seek to align our ESG investment practices with the tenets set out by the United Nations Principles for Responsible Investment (“UN PRI”). We recognize that industry guidelines and best practices for ESG management will continue to evolve over time. As such, we regularly review our publicly-available ESG policy and expect to adapt accordingly.
Our ESG policy covers all of our investment strategies and assets. This approach is rooted in our belief that ESG considerations can have important implications in investment decision-making. We see ESG integration as a complementary step in information processing that can improve investment outcomes: whereas traditional investment due diligence is focused on identifying and analyzing mostly financial and economic information, the additional step of proactively considering a broad range of non-financial risks and their materiality may enhance investment returns and optimize risk management.
Our investment professionals have primary responsibility for identifying ESG risks and opportunities as part of investment idea origination, and material issues are escalated for consideration by the relevant strategy head or investment committee, as appropriate. Similarly, all of our engagement activities are the responsibility of investment professionals and are not delegated to dedicated stewardship specialists. Strategy heads and the Partner Management Committee maintain ongoing oversight and monitoring of salient ESG matters across the portfolio through formal quarterly reporting, and informally as material ad-hoc considerations are escalated by investment professionals.
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
James S. Levin, 40, is the Chief Investment Officer and Chief Executive Officer for Sculptor Capital. He is also a member of the Company’s Partner Management Committee, a member of the Company’s Board of Directors, an Executive Managing Director and a member of the Portfolio Committee. Prior to joining Sculptor Capital in 2006, Mr. Levin was an Associate at Dune Capital Management LP. Prior to that, Mr. Levin was an analyst at Sagamore Hill Capital Management, L.P. Mr. Levin holds a B.A. in Computer Science from Harvard University.
Dava Ritchea, 38, is the Chief Financial Officer of Sculptor Capital. She is also an Executive Managing Director and a member of the Company’s Partner Management Committee. Prior to joining Sculptor Capital in 2021, Ms. Ritchea served as Chief Financial Officer at Assured Investment Management (formerly known as BlueMountain Capital Management) from January 2017, and vice president of business management and strategy from October 2013 to January 2017. Prior to joining Assured Investment Management in 2013, Ms. Ritchea worked at Barclays Capital, Credit Suisse and Lehman Brothers in several investment banking and strategy roles. Ms. Ritchea received a B.S. in Business Administration with a minor in Mathematics from Carnegie Mellon University.
Wayne Cohen, 48, is the President and Chief Operating Officer for Sculptor Capital. He is also an Executive Managing Director, a member of the Company’s Partner Management Committee and a member of the Company’s Board of Directors. In this role, Mr. Cohen has a broad scope of responsibilities managing day-to-day operations of Sculptor Capital, including overseeing non-investment functions and leading strategic initiatives. Mr. Cohen joined the Company in 2005 working as an Attorney and General Counsel. Prior to joining Sculptor Capital, he was an Attorney at Schulte Roth & Zabel LLP. Mr. Cohen holds a B.A. in International Relations from Tulane University and a J.D. from New York University School of Law.
David M. Levine, 55, is the Chief Legal Officer for Sculptor Capital. He is also an Executive Managing Director and a member of the Company’s Partner Management Committee. In this role, Mr. Levine oversees the Company’s legal team and the management of its legal affairs. Mr. Levine has over 20 years practicing securities law. Prior to joining Sculptor Capital in January 2017, Mr. Levine spent 15 years at Deutsche Bank AG, where he served as Global Head of Litigation and Regulatory Enforcement. From 1993 through 2001, Mr. Levine worked at the SEC in both New York and in the Washington D.C. headquarters. During this time he served in a variety of roles including as the agency’s Chief of Staff, as well as Senior Adviser to the Director of Enforcement. Mr. Levine holds a B.S. from SUNY Albany, and a J.D. Degree from Hofstra University School of Law where he was valedictorian and an editor of the law review.
Hap Pollard, 44, is an Executive Managing Director and Chief Accounting Officer for Sculptor Capital. In this role, Mr. Pollard oversees the Public Entity, Corporate Finance and Accounting teams. He is responsible for the global corporate accounting function, which includes fund accounting, monthly and quarterly close processes, SEC filings, management reporting, expense management, treasury, compensation and regulatory reporting. Prior to joining Sculptor Capital in 2007, Mr. Pollard was a Senior Manager of Financial Accounting and Control within the Asset Management Division at Morgan Stanley. Prior to that, he was an Auditor at KPMG and McGladrey & Pullen. Mr. Pollard holds a Bachelor of Science in Accounting from the University of Richmond. He is a Certified Public Accountant certified in the State of Virginia.
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
The success and growth of our business are highly dependent upon conditions in the global financial markets and economic and geopolitical conditions throughout the world that are outside of our control and difficult to predict. Factors such as equity prices, equity market volatility, asset or market correlations, interest rates, counterparty risks, availability of credit, increasing inflation rates, economic uncertainty, changes in laws or regulation (including laws relating to the financial markets generally or the taxation or regulation of the hedge fund industry), trade barriers and tariffs, disease, commodity prices, currency exchange rates and controls, and national and international political circumstances (including governmental instability or dysfunction, wars, terrorist acts, security operations and the ongoing conflict between Russia and Ukraine) can have a material impact on the value of our funds’ portfolio investments or our general ability to conduct business. Difficult market, economic and geopolitical conditions can negatively impact those valuations and our ability to conduct business, which in turn would reduce or even eliminate our revenues and profitability, thereby having a material adverse effect on our business, financial condition or results of operations. As a global alternative asset manager, we seek to generate consistent, positive, absolute returns across all market cycles for the investors in our funds. Our ability to do this has been, and in the future may be, materially impacted by conditions in the global credit or equity financial markets and economic and geopolitical conditions worldwide.
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

Fiscal challenges facing the U.S. government could negatively impact financial markets which, in turn, could have an adverse effect on our financial position or results of operations.
Recent federal budget deficit concerns and political conflict over legislation to raise the U.S. government’s debt limit have increased the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. As a result of uncertain domestic political conditions, including the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. A possible sovereign credit rating downgrade in response to current political dynamics, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

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
Investors in our funds have the right to redeem their investments in our funds on a regular basis and have in the past and could in the future redeem a significant amount of Assets Under Management during any given quarterly period. In addition, market or idiosyncratic factors may make it difficult to raise new capital from investors into our funds. Either or both of these circumstances could result in significantly decreased revenues and have a material adverse effect on our business, financial condition and results of operations.
Subject to any specific redemption provisions applicable to a fund, investors in our multi-strategy and opportunistic credit funds may generally redeem their investments in our funds on an annual or quarterly basis following the expiration of a specified period of time (typically between one and three years), although certain investors generally may redeem capital during such specified period upon giving proper notice. Investors in our funds have in the past and could in the future redeem a significant amount of Assets Under Management driven by a variety of factors, primarily the uncertainty and perceived instability created by recent public actions taken by the founder and former Chief Executive Officer of Och-Ziff, as well as market factors impacting investor allocations, idiosyncratic factors related to one or more investors (e.g., rebalancing), idiosyncratic factors related to one or more of our funds (e.g., fund performance) and other factors. These factors may also prevent us from raising new capital from investors into our funds. See separate Risk Factor in this Form 10-K entitled, “The founder and former Chief Executive Officer of Och-Ziff has taken certain actions that have had an adverse impact on our business.” If we are unable to replace redeemed amounts with new capital commitments or if additional investors seek significant redemptions of their investments in the future, our Assets Under Management will decline, which will reduce our revenues and could materially adversely affect our business, financial condition and results of operations. The decrease in revenues that would result from significant redemptions in our funds could have a material adverse effect on our business, financial condition or results of operations.

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
Our revenues are influenced by the combination of the amount of Assets Under Management and the investment performance of our funds. Asset flows, whether inflows or outflows, can be highly variable from month-to-month and quarter-to-quarter. Furthermore, our funds’ investment performance, which affects the amount of Assets Under Management and the amount of incentive income we may earn in a given year, can be volatile due to, among other things, general market and economic conditions. Accordingly, our revenues, results of operations and cash flows are all highly variable. This variability is exacerbated during the fourth quarter of each year, primarily due to the fact that a substantial portion of our revenues historically has been and we expect will continue to be derived from incentive income from our funds. Such incentive income is contingent on the investment performance of the funds as of the relevant incentive period, which generally is as of the end of each calendar year; however, as of December 31, 2022, with respect to 72% of Assets Under Management, the initial commitment period can be three years or longer depending on how the assets are invested. The expiration of these commitment periods may occur on dates other than December 31, which, in certain circumstances, may cause increased volatility in our results. Moreover, in a typical year, we determine a large portion of our annual discretionary cash bonus during the fourth quarter largely based on current year fund performance regardless of the year in which incentive income is recognized. As a result, there may be differences in the timing of when bonuses are accrued and when the corresponding incentive income is recognized, particularly for performance generated on our longer-term AUM and AUM that have annual incentive income crystallization dates other than at year-end. Because the bonus is variable and discretionary, and may not necessarily be recognized in the year the related incentive income is recognized, this mismatch can exacerbate the volatility of our results. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in management fees resulting from changes in the management fee rates we charge our fund investors or due to changes in the values of our funds’ investments, as well as capital inflows or outflows. Changes in our operating expenses, unexpected business developments and initiatives and, as discussed above, general economic and market conditions may also cause fluctuations in our results from quarter to quarter. Such variability and unpredictability may lead to volatility or declines in the price of our Class A Shares and cause our results for a particular period not to be indicative of our performance in a future period or particularly meaningful as a basis of comparison against results for a prior period.
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
In addition, all of our hedge funds have “perpetual high-water marks.” This means that if a fund investor experiences losses in a given year, we will not be able to earn incentive income with respect to such investor’s investment unless and until our investment performance surpasses the perpetual high-water mark. For example, the incentive income we earn is dependent on the net asset value of each fund investor’s investment in the fund. However, failure to earn incentive income as a result of any high-water marks that do arise may adversely impact our business, financial condition or results of operations and our ability to make distributions to our Class A Shareholders. Our bonus expense may be recognized even when we do not recognize the related incentive income due to high-watermarks, resulting in additional earnings volatility.
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
The founder and former Chief Executive Officer (the “Founder”) of Och-Ziff, has taken certain public actions that have had an adverse impact on our business, including commencement of a Section 220 legal proceeding on August 24, 2022 in Delaware Chancery Court, October 4, 2022 and November 3, 2022 letters to Sculptor’s Board of Directors, simultaneously filed publicly with the SEC, and a January 27, 2023 Form 13D filing, See “Part II, Item 1. Legal Proceedings” for additional information. In each action, the Founder makes what we believe are inaccurate assertions with respect to our Board of Directors and our management team. Should such actions or similar actions persist, there will be a continuation of adverse impacts to our business, which include affecting our ability to retain and attract fund investors and highly qualified employees and our ability to raise new funds.

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
The degree to which COVID-19 may continue to impact our business, results of operations, financial condition and liquidity will depend on future developments, which are highly uncertain, difficult to predict and outside of our control, including the continued global spread of COVID-19 and spikes in infection rates, the severity and the duration of the pandemic, the efficacy employment and success of the COVID-19 vaccine, and further actions that may be taken by governmental authorities, businesses or individuals and how quickly and to what extent normal economic and operating conditions can resume. Risks that could be brought by the continuation of the COVID-19 pandemic include, but are not limited to, dislocations in market prices for investments in our funds, substantial market uncertainty which could lead to a decline in Assets Under Management and other negative effects that could flow from an overall economic downturn. As a result, the further impact on our business, results of operations, financial condition and liquidity cannot be reasonably estimated at this time, but the impact could be significant.
In the wake of the COVID-19 pandemic, certain of our employees are working remotely to mitigate the risks associated with COVID-19. While we have been successful in operating our business remotely, unexpected operational challenges may arise in the future and the use of remote work environments and virtual platforms may increase our risk of cyberattack or data security breaches. If we or any of our key service providers were to experience material disruptions in the ability for our or their employees to work remotely, our ability to operate our business could be materially adversely impacted. If our employees, including our executive managing directors and key investment professionals, were to become seriously ill, our ability to operate our business could be materially disrupted. Any such disruptions to our business operations could have a material adverse impact on our business, results of operation, financial condition or liquidity.
In addition, a resurgence of the COVID-19 pandemic could heighten many other risks described in this annual report.
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
Although one cannot predict the full effect of Brexit, it could continue to have a significant adverse impact on the UK, European and global macroeconomic conditions and could lead to prolonged political, legal, regulatory, tax and economic uncertainty. This uncertainty may impact opportunities, pricing, availability and cost of bank financing, regulation, values or exit opportunities of companies or assets based, doing business, or having service or other significant relationships in, the UK or the EU, which may negatively impact our business, including companies or assets held or considered for prospective investment by our funds.
Brexit may result in an adverse effect on the management of market risk and, in particular, asset and liability management due in part to an adverse effect on our ability, and the ability of our affiliates to manage, operate and invest in our funds and increased legal, regulatory or compliance burden for us, our affiliates and/or our funds, each of which may have a negative impact on the operations, financial condition, returns or prospects of our funds, which may have a negative impact on our business.
Areas where the uncertainty created by the UK’s withdrawal from the EU is relevant include, but are not limited to, trade within Europe, foreign direct investment in Europe, the scope and functioning of European regulatory frameworks (including with respect to the regulation of alternative investment fund managers and the distribution and marketing of alternative investment funds), industrial policy pursued within European countries, immigration policy pursued within European countries, the regulation of the provision of financial services within and to persons in Europe and trade policy within European countries and internationally. The uncertainty caused by the withdrawal may adversely affect the value of our funds’ investments and the ability to achieve the investment objective of our funds, as well as the investment objectives of our business.
Our indebtedness may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions.
On September 25, 2020, Sculptor Capital LP, as borrower, (the “Borrower”), and certain other subsidiaries of the Company, as guarantors, entered into a credit and guaranty agreement (the “2020 Credit Agreement”), consisting of (i) a senior secured term loan facility in an initial aggregate principal amount of $320.0 million (the “2020 Term Loan”) and (ii) a senior secured revolving credit facility in an initial aggregate principal amount of $25.0 million (the “2020 Revolving Credit Facility”). The funding of the 2020 Term Loan occurred on November 13, 2020 (the “Closing Date”). The 2020 Term Loan and the 2020 Revolving Credit Facility mature on the seventh and sixth anniversary of the Closing Date, respectively. Through the year ended December 31, 2022, we have repaid $225.0 million of the 2020 Term Loan, leaving a balance of $95.0 million. The 2020 Revolving Credit Facility remains undrawn.
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

For a description of the 2020 Credit Agreement, please see Note 8 to our consolidated financial statements included in this annual report
The replacement of LIBOR with an alternative reference rate, may adversely affect our collateralized loan obligation transactions.
LIBOR and certain other “benchmarks” in recent years have been the subject of national, international, and other regulatory guidance and proposals for reform. Given these reforms, LIBOR will cease to exist in the future and its benchmark settings may perform differently than in the past or have other consequences which cannot be predicted.
In July 2017, the UK Financial Conduct Authority (the “FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, proposed replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. The Bank of England followed suit on April 23, 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”).
On November 30, 2020, ICE Benchmark Administration Limited (“IBA”) announced its intention to cease the publication of (i) all GBP, EUR, CHF and JPY LIBOR settings, and the 1 Week and 2 Month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and (ii) the Overnight and 1, 3, 6 and 12 Month USD LIBOR settings immediately following the LIBOR publication on June 30, 2023, subject to any rights of the FCA to compel IBA to continue publication. On March 5, 2021, the FCA released an announcement confirming that such LIBOR settings would cease to be provided by any administrator and would no longer be representative as of the dates specified in the IBA proposal, and confirmed that the FCA did not expect any LIBOR setting to become unrepresentative before such dates. Concurrent with the announcement made by the IBA, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than U.S. dollar LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after U.S. dollar LIBOR’s discontinuation and (iii) explained that extending the publication of certain U.S. dollar LIBOR tenors until June 30, 2023 would allow most legacy US dollar LIBOR contracts to mature before LIBOR experiences disruptions. The FCA subsequently confirmed that U.S. Dollar LIBOR tenors would either cease to exist or no longer be representative following June 30, 2023. On July 29, 2021, ARRC announced that it recommended Term SOFR, a similar forward-looking term rate which is based on SOFR, for business loans.
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
These announcements mean that LIBOR referencing contracts maturing after June 30, 2023, will need to be amended to reference alternative rates unless they are otherwise subject to contemplated regulatory or legislative remediation. These developments and uncertainties around further legislative or regulatory developments may adversely affect the market for LIBOR-based financial instruments, including interest rates on certain of our floating rate loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments.
We commenced an enterprise-wide initiative to identify and help mitigate risks associated with the expected discontinuance of LIBOR. An internal LIBOR transition working group meets regularly, engages with industry working groups, and leverages regulatory best practice guidelines to help effectuate the transition. As of December 31, 2022, we had direct exposure to U.S. Dollar LIBOR-linked interest rate settings through certain CLO Investments Loans. For our latest generation of CLOs, we have been incorporating provisions to address a potential transition from LIBOR, however certain older CLOs may not currently have been amended to contain clear LIBOR transition procedures. For these older CLOs, legislative remedy such as outlined by the New York LIBOR Legislation may be relied upon.
At this point in time, it remains unclear if there will be further legislative or regulatory developments that might impact LIBOR’s replacement in certain contracts. Given characteristic differences between LIBOR and the regulatory endorsed alternative reference rates, there is no guarantee that said reference rates will behave or perform in a manner similar to LIBOR in the future. Given this, it is not possible to predict the effect of LIBOR cessation and adoption of alternative reference rates, including any impact on our LIBOR-linked CLOs. There is no guarantee that a transition from LIBOR to an alternative will not result in broader financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and price of our Class A Shares. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Risks to Our Liquidity” for additional information.
Our business and financial condition may be materially adversely impacted by the loss of any of our key executive managing directors, particularly certain members of our Partner Management Committee, or other employees.
The success of our business depends on the efforts, judgment and personal reputations of our key executive managing directors, particularly certain members of our Partner Management Committee. Our key executive managing directors’ reputations, expertise in investing and risk management, relationships with investors in our funds and third parties on which our funds depend for investment opportunities and financing are each critical elements in operating and expanding our business. The loss of any of these individuals – including James Levin, who assumed the role of our Chief Executive Officer and Chief Investment Officer – could harm our business and jeopardize our relationships with our fund investors and members of the business community. We believe our performance is highly correlated to the performance of these individuals. Accordingly, the retention of our key executive managing directors is crucial to our success, but none of them is obligated to remain actively involved with us. In addition, if any of our key executive managing directors were to join or form a competitor, some of our fund investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our key executive managing directors could have a material adverse effect on our business, financial condition or results of operations, including on the performance of our funds, our ability to retain and attract fund investors and highly qualified employees and our ability to raise new funds.
In addition, investors in most of our funds have certain key person provisions that are triggered upon the loss of services of one or more key investment professionals and could, upon the occurrence of such event, provide the investors in the funds with certain rights such as earlier redemption rights (including by conversion to interests providing for more frequent liquidity) or rights providing for the termination or suspension of the funds’ investment periods and/or wind-down of the funds. Accordingly, the loss of such key investment professionals could result in significant or earlier redemptions from our funds or disruption of the funds’ investment activities, which could have a material adverse impact on our business, financial condition or results of operations, and could harm our ability to maintain or grow our Assets Under Management in existing funds or raise additional funds in the future. Withdrawals exercised pursuant to key person provisions could lead to a liquidation of certain funds and a corresponding elimination of our management fees and potential to earn incentive income beyond the withdrawal dates with respect to such funds. This risk is somewhat mitigated by the fact that our executive managing directors and managing directors are subject to certain restrictions with respect to competing with us, soliciting our employees and fund investors and disclosing confidential information about our business.
Our ability to retain and attract executive managing directors, managing directors and other investment professionals is critical to the success and growth of our business.
Our investment performance and ability to successfully manage and expand our business, including into new geographic areas, is largely dependent on the talents and efforts of highly skilled individuals, including our active executive managing directors, managing directors and other investment professionals. Accordingly, our future success and growth depend on our ability to retain and motivate our active executive managing directors and other key personnel and to strategically recruit, retain and motivate new talent. We may not be successful in our efforts to recruit, retain and motivate the required personnel as the global market for qualified investment professionals is extremely competitive, particularly in cases where we are competing for qualified personnel in geographic or business areas where our competitors have a significantly greater presence or more extensive experience. Further, in January 2023, the U.S. Federal Trade Commission published a proposed rule that, if finally issued, would generally prohibit post-employment non-compete clauses (or other clauses with comparable effect) in agreements between employers and their employees. We are monitoring the proposed rule and the impact it may have on our ability to recruit and retain our professionals. We compete intensely with businesses both within and outside the alternative asset management industry for highly talented and qualified personnel. Accordingly, in order to retain and attract talent, our total compensation and benefits expense could increase to a level that may materially adversely affect our profitability and reduce our cash available for distribution to our executive managing directors and Class A Shareholders.
It may be difficult for us to retain and motivate our active executive managing directors after their interests in our business are fully vested and they are permitted to exchange their interests for Class A Shares that they can sell. All of the Group A Units and the majority of the Group E Units granted to executive managing directors in connection with the Recapitalization are now fully vested. Sculptor Operating Group common units otherwise granted to our executive managing directors, including awards granted under our Incentive Program established in 2017 (the “2017 Incentive Program”), continue to vest over time. The holder of any Group A Units generally has the right to exchange each of his or her Group A Units for one of our Class A Shares (or, at our option, the cash equivalent thereof), subject to vesting and book-up requirements and transfer restrictions under the Sculptor Operating Partnerships’ limited partnership agreements and the Class A Unit Exchange Agreement (as defined below). Beginning on the final day of the Distribution Holiday, each of our executive managing directors may exchange his or her vested and booked-up Group A Units over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions. For more detail regarding exchange rights of our active executive managing directors, see “—The price of our Class A Shares may decline due to the large number of shares eligible for future sale and for exchange into Class A Shares.” See Note 13 to our consolidated financial statements included in this report for additional information on the 2017 Incentive Program and Note 3 to our consolidated financial statements included in this report for additional information on the Recapitalization.
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
In addition, our systems may be subject to cyberattacks. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer malware, cyberattacks and other means and could originate from a wide variety of sources, including employees, foreign governments and other unknown third parties outside the firm. The increased use of mobile technology can heighten these and other operational risks. Further, the use of remote work environments and virtual platforms, geopolitical tensions or conflicts, such as the ongoing conflict between Russia and Ukraine, may create a heightened risk of cyberattacks or other data security breaches. Although we take various measures to ensure the integrity of our systems, there can be no assurance that these measures will always provide sufficient protection. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, in the EU, the General Data Protection Regulation ((EU) 2016/679) (the “GDPR”), which came into effect on May 25, 2018, as supplemented by various national laws, and further implemented through binding guidance from the European Data Protection Board, and the UK Data Protection Act of 2018 (the “UK Data Protection Act”). The California Consumer Privacy Act (the “CCPA”), which came into operation on January 1, 2020, provides enhanced consumer protections for California residents, including a private right of action for some data breaches, and imposes civil penalties for violations. The California Privacy Rights Enforcement Act (the “CCPRA”) further expanded the privacy rights of California residents as of January 1, 2023. Virginia and other states either have comprehensive laws similar to the CCPA and CDPRA going into operation this year, in the case of Colorado, Connecticut and Utah, or are considering similar laws. Some jurisdictions, including all 50 U.S. states, have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our fund investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures. Any of these failures, particularly those that directly affect us, could materially impair our business, financial condition or results of operations.
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
We face significant risks in our business that may subject us to private litigation and legal liability. In general, we will be exposed to litigation risk in connection with any allegations of misconduct, negligence, dishonesty or bad faith arising from our management of any fund or by actions taken in the running of our parent company or operating partnerships. See, e.g., —Part I, Item 3. Legal Proceedings for additional information on a complaint under Section 220 filed by Dan S. Och and four former Och-Ziff executive managing directors. We may also be subject to litigation arising from investor dissatisfaction with the performance of our funds, including certain losses due to the failure of a particular investment strategy or improper trading activity, if we violate restrictions in our funds’ organizational documents or from allegations that we improperly exercised control or influence over companies in which our funds have large investments. In addition, we are exposed to risks of litigation relating to claims that we have not properly addressed conflicts of interest. Any litigation arising in such circumstances is likely to be protracted, expensive and surrounded by circumstances that could be materially damaging to our reputation and our business. Moreover, in such cases, we would be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage. In addition, although we are indemnified by our funds, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of any litigation or investigation as a result of inadequate insurance proceeds, if any, or fail to obtain indemnification from our funds, our business, financial condition or results of operations could be materially adversely affected. In the event any fund-related litigation scenarios described above materialize, it is possible we are made a party to any such litigation. As with the funds, while we maintain insurance, there can be no assurance that our insurance will prove to be adequate. If we are required to incur all or a portion of the costs arising out of litigation, our business, financial condition or results of operations could be materially adversely affected. Furthermore, any such litigation could be protracted, expensive and highly damaging to our reputation, which could result in a significant decline in our Assets Under Management and revenues, even if the underlying claims are without merit. See —Part II, Item 3. Legal Proceedings for additional information. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to reputational risk and increased risk from countersuits.
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
These global financial services regulators affect us not only with their regulations, but also with their examination, inspection and enforcement functions. We are routinely subject to examination and inspection and, although we make reasonable efforts to maintain effective compliance programs, there can be no assurances that any such inquiry would not result in a finding or sanction that would adversely affect our business, financial condition or results of operations. Likewise, enforcement investigations and administrative inquiries can be sweeping in nature. Cooperating with these investigations, as is our practice, can be expensive and time-consuming and could distract us from our business operations. In particular, U.S. regulators routinely investigate potentially serious matters such as possible insider trading, market manipulation, misleading disclosure, conflicts of interest, fraud, foreign corruption, including under the FCPA; lesser potential violations, such as books and records inaccuracies, weaknesses in internal controls; and compliance with general reporting and advertising regulations. For the past several years, we have cooperated with a number of regulatory investigations and examinations, both domestically and internationally, and we expect to be the subject of investigations and examinations in the future. There can be no assurances that ongoing or future investigations will not adversely affect our business, financial condition or results of operations. Enforcement actions and administrative proceedings can result in fines, or other sanctions, including censure, the issuance of a cease-and-desist order, suspension or expulsion of persons or firms from the industry. Such sanctions can harm our reputation and cause us to lose existing investors or fail to gain new investors, which could adversely affect our business, financial condition or results of operations and related fines and settlements could have a material adverse effect on our business, financial condition or results of operations as described below in “—The FCPA settlements could have a material adverse effect on our ability to raise capital for our funds.”
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
Any potential continuing negative impact of the FCPA settlements on our ability to raise or retain capital for our funds could adversely affect our business, financial condition or results of operations.
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
We are subject to numerous regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Title VII of the Dodd-Frank Act (the “Derivatives Title”) has imposed and will impose a comprehensive regulatory regime on over-the-counter (“OTC”) derivatives and the operations of the markets for, and the activities of the dealers in and users of, OTC derivatives. The Derivatives Title, among other things: (i) could require certain OTC derivatives, including “swaps” (such as rate, credit, equity and commodity swaps) and “security-based swaps” (swaps and security-based swaps, collectively, “Swaps”), to be traded on a regulated exchange and cleared through a regulated clearing entity, potentially increasing significantly the collateral costs associated with such activities; (ii) imposes initial and variation margin requirements on certain entities whose derivatives are not cleared through a regulated clearing entity; (iii) creates several new classes of CFTC and SEC registrants, including “swap dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” that are subject to comprehensive regulation, including minimum net capital, margin, disclosure, reporting and recordkeeping requirements, conflicts of interest policies and procedures, new business conduct standards and other regulatory requirements; and (iv) expands the CFTC’s authority to impose speculative position limits with respect to derivative instruments, including Swaps on certain physical commodities (such as Swaps based on oil, gas, precious metals and agricultural commodities) and aggregate position limits for those instruments (including futures and options contracts and other listed instruments that are economically equivalent to such contracts) based on the same underlying physical commodity.
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
The Dodd-Frank Act also requires increased disclosure of executive compensation and provides shareholders with the right to a non-binding vote on executive compensation. In October 2022, the SEC adopted final rules, as mandated by the Dodd-Frank Act, requiring companies to develop and enforce recovery policies that in the event of an accounting restatement, “claw back” from current and former executive officers’ incentive-based compensation they would not have received based on the restatement.
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
Effective September 23, 2013, and pursuant to a mandate under the Dodd-Frank Act, the SEC adopted amendments to Rule 506 that disqualify issuers, such as our funds, from relying on the exemption from registration provided by Rule 506 in connection with a securities offering structured as a private placement if any “covered persons” are deemed to be “bad actors.” Specifically, an issuer generally will be precluded from conducting offerings that rely on the registration exemption provided by Rule 506 if a “covered person” has been subject to a relevant criminal conviction, regulatory or court order or other disqualifying event that occurred on or after September 23, 2013. For these purposes, the “covered persons” of an issuer include directors, certain officers, various entities related to the issuer, solicitors and promoters of the issuer and 20% beneficial owners of the issuer’s voting securities. Risk to the business would be created should a Rule 506 disqualifying event take place in the future.
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
The Foreign Investment Risk Review Modernization Act (“FIRRMA”) and related regulations significantly expanded the types of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”). Under FIRRMA, CFIUS has the authority to review and potentially block or impose conditions on certain foreign investments in U.S. companies and real estate, which may reduce our ability to raise capital from certain types of investors.
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
Increasing ESG-related requirements and expectations, including with respect to climate impact, could adversely affect our business and results of operations.
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
New U.S. regulations may be adopted that require specified ESG-related disclosures by investment managers or public companies, which could increase our compliance costs. For example, in 2022, the SEC proposed rules that will require public companies to disclose information related to their direct and indirect greenhouse gas emissions. In addition to our own required disclosures, portfolio companies in which our funds invest may become subject to heightened disclosure and compliance obligations related to climate impact. Compliance by these companies may require capital expenditures and changes to operations and supply chains. Non-compliance with climate-related disclosure obligations could create business risks for companies in which our funds invest, which could negatively impact the returns in our funds.
In addition, asset owner expectations and requirements concerning managers’ integration of ESG factors, including with respect to climate impact, into investment decisions and ongoing engagement are increasing, including due to requirements in some jurisdictions that asset owners integrate consideration of ESG factors into their investment decisions. Asset owner expectations, at both the manager and fund level, concerning voluntary ESG disclosures and membership and participation in and adherence to voluntary standards, codes, principles and initiatives also are increasing. In the U.S. the Biden administration has included rules adopted by the Department of Labor (the “DOL”) in its list of agency actions required to be reviewed by agency heads for a potential conflict with the administration’s environmental policies. These DOL rules require investments by ERISA funds to be made based solely on appropriately weighted pecuniary factors, which are certain material financial factors. Some of our investors are ERISA funds, and their investment processes may differ from our other funds as a result of these rules. If these rules are repealed or modified, it may change how some of our investors allocate capital. Compliance with these expectations and requirements may increase our costs and in some cases limit our investment options. Asset owner expectations concerning how managers manage ESG factors at the firm level also are increasing. Failure to meet any of the foregoing ESG-related expectations or requirements of investors and prospective investors, either at the fund or firm level, may adversely impact our ability to raise new funds and result in redemptions by existing investors, or may limit the types of investment opportunities that are available to our funds.
Additionally, the European Union’s Regulation (EU) 2019/2088 on sustainability-related disclosures in the financial services sector (as amended from time to time, the “SFDR”) sets out certain ESG and sustainability disclosure requirements for alternative investment fund managers undertaking fund management activities, or marketing fund interests, to investors within the EEA, such as Sculptor Capital LP. To the extent applicable, the SFDR will require both manager level and pre-contractual product-specific disclosures, including among other things on how managers integrate sustainability risks into their investment decision-making process and remuneration decisions and the results of the assessment of the likely impacts of sustainability risks. In some situations, managers may be required to undertake a periodic assessment of the principal adverse impacts of a fund’s impact on sustainability factors. Additional requirements, including ongoing disclosure requirements, also apply for products which promote environmental or social characteristics or have a sustainable investment objective. These requirements may result in additional compliance costs, disclosure obligations or other implications or restrictions on our funds and our investment advisers, including the requirement to capture information or data about our funds or their investments. Additionally, an investment adviser may be required to classify itself or the funds it manages against certain ESG criteria, some of which can be open to subjective interpretation. Our view on the appropriate classification may develop over time, including in response to statutory or regulatory guidance or changes in industry approach to classification. A change to the relevant classification may require further actions to be taken, for example it may require further disclosures by an investment adviser or the fund or it may require new processes to be set up to capture data about the fund or its investments, which may lead to additional cost to be borne by the fund. Additionally, the classification of a fund into a certain ESG category may make it more difficult for the fund to raise its targeted amount of capital commitments as such classification may not reflect the beliefs or values of a particular investor in the manner of which another classification otherwise would.
Further, the FCA has introduced a new regulatory framework focused on implementing the recommendations of the Financial Stability Board Taskforce on Climate-related Financial Disclosures (“TCFD”) and, in particular, by introducing mandatory TCFD-aligned disclosure for certain FCA authorized firms. The rules capture certain asset managers and is a phased approach to the implementation of these rules. These new and changing rules and regulations are likely to result in increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations.
Finally, the significant physical effects of climate change including extreme weather events can also have an adverse impact on certain of our real estate portfolio investments, especially any real asset investments that may rely on physical property and equipment located in affected areas. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well.
Regulatory changes in jurisdictions outside the U.S. could adversely affect our business.
Similar to the U.S., jurisdictions outside the U.S. in which we operate, in particular the EU and the UK, have become subject to further regulation. Regulators and other governmental authorities in the EU and the UK have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business. While we have developed and implemented policies and procedures designed to ensure compliance with these rules and regulations, such policies and procedures may not be effective in all instances to prevent violations. Any such violations could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition or results of operation.
The EU’s Alternative Investment Fund Managers Directive (2011/61/EU) (including all national, implementing or supplementary measures, laws and regulations the “AIFMD”) and the UK Alternative Investment Fund Managers Regulations 2013 as amended from time to time, including by the Alternative Investment Fund Managers (Amendment etc.) (EU Exit) Regulations 2019, (the “AIFM Law”) may have an adverse effect on the continued operation of our funds where interests are offered to or placed with investors in the European Economic Area (the “EEA”) and the UK. The AIFMD and the AIFM Law are complex and key aspects of it remain subject to further consultation and interpretation.
The AIFMD and the AIFM Law impose significant regulatory requirements on alternative investment fund managers (“AIFMs”), operating within the EEA and the UK, as well as prescribing certain conditions with regard to regulatory standards, cooperation and transparency that need to be satisfied for non-EU and non-UK AIFMs to market alternative investment funds (“AIFs”) into EEA Member States and the UK. Should any member of our group be treated as an AIFM operating within the EEA or the UK, AIFMD and the AIFM Law may impose additional costs on the operation of our business in the EEA and the UK and limit our operating flexibility. In any event, in order to market one of our AIFs to investors in the EEA or the UK, the non-EEA and non-UK investment adviser of that AIF will be required to comply with the marketing conditions in the AIFMD or the AIFM Law and any additional national restrictions (such as a requirement to appoint a depositary), assuming that national private placement is available. In addition, the AIFM will be required to comply specific notification or registration requirements and certain additional transparency requirements requiring disclosures to investors in the AIF and to EEA or UK regulators, such as annual reporting and regulatory filing requirements; requirements relating to the acquisition of substantial stakes in EEA or UK companies; and the jurisdictions in which the non-EEA or non-UK AIFM and the relevant AIF are organized satisfy certain conditions with regard to regulatory standards, cooperation and transparency. Compliance with these requirements may result in additional costs to our funds reducing the returns for investors. The need to comply with the registration requirements may also delay the capital raising process for our funds, in turn reducing the speed with which an investment manager could deploy the capital raised.
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
There is a risk that an investment adviser may breach the requirements imposed by the AIFMD or the AIFM Law as a result of the differing manner and way in which the AIFMD or the AIFM Law have been implemented in various EEA Member States and the UK, respectively. Such a breach may result in a regulatory authority or court in that or another EEA Member State or the UK requiring an investment adviser to return any capital or other funds to investors or otherwise seeking to take other enforcement or remedial action against an investment adviser or our funds. This may result in a reduction in the overall amount of capital available to our funds, which limits, in turn, the range of investment strategies and investments that our funds are able to pursue and make or otherwise result in a loss to our funds. Furthermore, there is a risk that the AIFMD or the AIFM Law will be interpreted differently by each EEA Member State or the UK. This may have an adverse effect on the marketing and/or operation of our funds and may result in additional costs, reducing the returns for investors.
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
•The Market Abuse Regulation ((EU) No. 596/2014) (known as MAR) (including the regulation as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and the Market Abuse (Amendment) (EU Exit) Regulations 2019) and a directive (including the directive as it forms part of UK law by virtue of national implementing legislation and section 2 of the European Union (Withdrawal) Act 2018) designed to harmonize criminal sanctions for market abuse (called CSMAD). MAR came into force in July 2016 and extended the EU’s and UK’s market abuse regime to behavior in respect of financial instruments traded on a wider variety of trading venues and EU and UK emission allowances, refined the definition of inside information, introduced a new offense of “attempted market manipulation” and strengthened regulatory authorities’ investigative and sanctioning powers.
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
•The General Data Protection Regulation (EU) 2016/679 (including the regulation as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and the Data Protection Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations 2019 and 2020) (together, the “GDPR”) and the UK Data Protection Act expanded the scope of the EU and UK data protection laws, include, in certain cases, to foreign companies processing personal data of EEA or UK individuals (e.g., investor and employee data), imposed a more stringent data protection compliance regime, and included new data subject rights (e.g., the right to erasure, commonly known as “the right to be forgotten”). The GDPR and the UK Data Protection Act may have a significant impact on those who act as data controllers and processors and those who intend to transfer personal data outside the EEA or the UK, including the introduction of severe administrative fines of up to the greater of 4% of total worldwide annual turnover or €20.0 million/£17.5 million (as well as the right to compensation for financial or non-financial damages claimed by any individuals under Article 82 GDPR). Additionally, non-compliance may lead to reputational damages and a loss of confidence in our security and privacy or data protection measures as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 GDPR. Enforcement of the GDPR is designed to be harmonized across the EU, and the UK’s data protection regulator, the Information Commissioner’s Office, has indicated that it will continue to enforce the UK Data Protection Act in line with the GDPR. However, the UK government recently announced its intention to adopt a more flexible approach to the regulation of data, and as a result there remains a risk of future divergence between the data protection regimes in the EU and the UK.
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
If third-party investors in our funds exercise their right to remove us as investment manager or general partner of our funds, we would lose the Assets Under Management in such funds, which would eliminate our management fees and incentive income derived from such funds.
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
The Sarbanes-Oxley Act and the related rules require our management to conduct annual assessments of the effectiveness of our internal control over financial reporting and require a report by our independent registered public accounting firm, as well as an independent audit of our internal control over financial reporting. While we believe we maintain an effective system of controls, if our independent registered public accounting firm is unable to opine on the effectiveness of our internal control over financial reporting for any reason or we are unable to report our financial information on a timely basis due to matters impacting our internal controls, as has occurred in the past, we may become subject to adverse regulatory or other consequences, including sanctions or investigations by the SEC, and some of these consequences could have a material adverse effect on our business, financial condition or results of operations.
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
It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. While we believe we have appropriate policies and procedures in place to manage conflicts of interest, this process is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business, financial condition or results of operations in a number of ways, including an inability to raise additional funds and a reluctance of counterparties to do business with us.
Misconduct by our executive managing directors, employees or agents could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
There is a risk that our executive managing directors, employees, joint venture partners, consultants or agents could engage in misconduct that materially adversely affects our business. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets we manage, as well as our status as a public company with securities listed on the NYSE. The violation of these obligations and standards by any of our executive managing directors, employees, joint venture partners, consultants or agents could materially adversely affect our investors, both in our funds and in our Class A Shares, and us. In addition to these numerous and complex obligations, our business requires that we properly deal with confidential matters of great significance to companies in which we may invest or with which we otherwise do business. If our executive managing directors, employees, joint venture partners, consultants or agents were improperly to use or disclose confidential information, we could be subject to litigation, regulatory investigations or sanctions and suffer serious harm to our reputation, financial position and current and future business relationships. Furthermore, there have been a number of recent highly publicized cases involving fraud or other misconduct by employees (including in the workplace via inappropriate or unlawful behavior or actions directed to other employees) in the financial services industry generally and there can be no assurance that we will not suffer from similar employee misconduct. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity have not been and may not be effective in all cases. While we believe we have effective policies and procedures in place designed to deter and detect employee misconduct, the steps we have taken have not been and may not be effective in all cases. If one of our executive managing directors, employees, joint venture partners, consultants or agents were to engage in misconduct or were to be accused of such misconduct, even if such allegations were unsubstantiated, our reputation and our business, financial condition or results of operations could be materially adversely affected.

In recent years, the DOJ and the SEC have devoted significant resources to enforcement of the FCPA. In addition, the UK has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures previously have not been, and in the future may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-bribery laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition or results of operations, see “—The FCPA settlements could have a material adverse effect on our ability to raise capital for our funds.”
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
Significant disruptions and volatility in the global financial markets and economies could impair the investment performance of our funds. Additionally, we may not be able to raise capital for existing or new funds during, or even following, periods of market instability. Although we seek to generate consistent, positive, absolute returns across all market cycles, our funds have been and may be materially affected by conditions in the global financial markets and economic conditions. The global market and economic climate may become increasingly uncertain due to numerous factors beyond our control, including but not limited to, concerns related to unpredictable global market and economic factors, uncertainty in U.S. federal fiscal, tax, trade or regulatory policy and the fiscal, tax, trade or regulatory policy of foreign governments, rising interest rates, inflation or deflation and rapid fluctuations in inflation rates, the availability of credit, performance of financial markets, terrorism and other armed conflicts, cyberterrorism, major or prolonged power outages or network interruptions, political uncertainty or public health crises, including infectious disease outbreaks, epidemics and pandemics or the possibility of U.S. sovereign debt default.

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
Before investments are made by our funds, particularly investments in financial instruments that are not publicly traded, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, ESG and legal issues. Outside consultants, legal advisors, accountants and investment bankers may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. In some cases, whether or not known to us at the time, such resources may not be sufficient, accurate, complete or reliable. The due diligence that we carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, and such an evaluation will not necessarily result in the investment being successful. Moreover, the level of due diligence conducted with respect to a particular investment will vary and we may not properly assess the appropriate amount of diligence for each investment, which may result in losses.
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
While we believe we have effective policies and procedures in place governing valuation of illiquid investments, risk exists that these policies and procedures may not always function effectively. There are no readily ascertainable market prices for the large number of the illiquid investments held by our funds. The fair value of the investments of our funds is determined periodically by us using a number of methodologies permitted by our funds’ valuation policies. These methodologies involve a significant degree of judgment and are based on a number of factors, which may include, without limitations, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of financial instruments (in the case of publicly traded financial instruments), restrictions on transfer and other recognized valuation methodologies. In addition, because certain of the illiquid investments held by our funds may be in industries or sectors that are under distress or undergoing some uncertainty, such investments may be subject to rapid changes in value caused by sudden company-specific or industry-specific developments.
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
The U.S. has imposed new or increased tariffs on certain goods and materials, such as steel products imported into the U.S. from certain jurisdictions, including China and Russia. Similarly, the U.S. government has expanded economic sanctions laws and regulations to target an increasingly broad range of non-U.S. parties, including in response to the ongoing conflict between Russia and Ukraine. These tariffs, sanctions and other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing tariffs on certain U.S. goods, or restrictions that will deny U.S. companies access to critical raw materials. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to further increase uncertainty and costs, decrease margins, reduce the competitiveness of products and services offered by companies where our funds have current or future investments and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the U.S. and could reduce the value of our current or future investments in such companies. In addition, tariff increases may have a similar impact to suppliers and certain other customers of companies where our funds have current or future investments, which could increase the negative impact on our operating results or future cash flows. Similarly, the proliferation of U.S. economic sanctions and similar trade-related restrictions, and countersanctions imposed by foreign governments, may increase the regulatory burden on our funds, and the compliance considerations for the companies where our funds have current or future investments if our funds were to violate or be deemed in violation of any such sanction, such funds could face significant legal and monetary penalties.
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
•Our funds may make investments in Bitcoin, Ethereum and other digital assets and cryptocurrencies (collectively, “Digital Assets”). The investment characteristics of Digital Assets differ from those of many traditional currencies, commodities and securities. Digital Assets are not backed by a central bank or a national, supra-national or quasi-national organization, any hard assets, human capital, or other form of credit. Banks and other established financial institutions may refuse to process funds for Digital Asset transactions, process wire transfers to or from Digital Asset exchanges, cryptocurrency-related companies or service providers, or maintain accounts for persons or entities transacting in Digital Assets. Market capitalization for Digital Assets is as a medium of exchange and payment method may always be low. Further, any Digital Asset’s use as an international currency may be hindered by the fact that it may not be considered as a legitimate means of payment or legal tender in some jurisdictions and governments may curtail or outlaw the acquisition, use or redemption of Digital Assets. In certain cases, ownership of, holding or trading in Digital Assets may then be considered illegal, subject to sanction and subject us and our funds to heightened regulatory scrutiny. While all investments entail risk of loss of capital, investments in Digital Assets should be considered substantially more speculative and significantly more likely to result in total loss of capital than many other investments. The market prices of many Digital Assets have experienced extreme volatility in recent periods and may continue to do so. Digital Assets can be traded on virtual currency exchanges and held by companies providing Digital Asset custodial services. Such electronic exchanges and third-party custodians are subject to their own risks such as cyber-attacks.
Our and our funds’ investments in special purpose acquisition companies, or SPACs, may expose us and our funds to increased risks and liabilities.
We and our funds have, continue to, sponsor or otherwise make investments in, or facilitate the acquisition of companies by, special purpose acquisition vehicles (“SPACs”), including our investment into our subsidiary that is the sponsor of Sculptor Acquisition Corp I (NYSE: SCUA) in December 2021. There are a number of risks associated with investing in SPACs, including: (i) because a SPAC is raised without a specifically-identified acquisition target, it may never, or only after an extended period of time, be able to find and execute a suitable business combination, during which period the capital invested in or committed to the SPAC will not be available for other uses: (ii) investments made by us and our funds in a SPAC may be entirely lost, or otherwise decline in value in the case of investments in third-party SPACs, if the SPAC does not execute a business combination during the finite period of time that is permitted for the related SPAC; (iii) SPACs typically invest in single assets and not diversified portfolios, and investments therein are therefore subject to significant concentration risk; (iv) SPACs incur substantial fees, costs and expenses related to their initial public offerings, being a public company and in connection with pursuing a business combination (in some cases, regardless of whether, or when, the SPAC ultimately consummates a transaction); and (v) potential litigation risks associated with transactions executed by SPACs and compliance with regulatory, tax or other policies relating to SPACs and SPAC investing. In addition, SPACs can raise capital through offering securities, each of which is subject to the risks associated with such instruments. Furthermore, sponsoring SPACs or otherwise making investments in SPACs increases the likelihood that potential conflicts of interest relating to us and our funds’ investment activities may arise. Management may also determine that our internal controls over financial reporting have material weaknesses or significant deficiencies if there are changes to accounting policies for SPACs that would require a restatement of the financial statements of any SPAC that we consolidate for financial reporting.
Sculptor Acquisition Corp I has until June 13, 2023 to complete a business combination transaction. If Sculptor Acquisition Corp I does not complete a business combination transaction by this date and chooses to extend its deadline to complete a business combination transaction, we may be required to contribute additional amounts to Sculptor Acquisition Corp I’s trust account. Further investment in Sculptor Acquisition Corp I by us may heighten the impact of the risks described above.
In addition, litigation related to acquisitions by SPACs has increased in recent years. Litigation has also arisen asserting that SPACs are violating federal securities laws by operating as unregistered investment companies. Any liabilities arising from these developments could harm our professional reputation as the sponsor of Sculptor Acquisition Corp I. Moreover, we may lose all or a portion of our investment in Sculptor Acquisition Corp I if a business combination is not completed.
Risks Related to Our Organization and Structure
Our current and former executive managing directors’ total combined voting power could influence major corporate decisions that could conflict with the interests of our Class A Shareholders and materially adversely affect the market price of the Class A Shares.
As of December 31, 2022, our current and former executive managing directors control approximately 66.6% of the total combined voting power of our Class A Shares and Class B Shares, excluding the voting power of the Class B Shares that relate to our Group A-1 Units, which represent 0.7% of our total combined voting power, and are voted pro rata in accordance with the vote of our Class A Shares until such time as the relevant Group E Units become vested or are forfeited. Our executive managing directors will receive additional Class B Shares resulting in additional control in connection with the vesting of Group E Units.
As of December 31, 2022, Mr. Och controls approximately 12.5% of the total combined voting power of our Class A Shares and Class B Shares after excluding the Class B Shares owned by Mr. Och that relate to Group A-1 Units that will be voted pro rata in accordance with the vote of the Class A Shares. As of May 29, 2019, (the “Transition Date”), Mr. Och no longer has an irrevocable proxy to vote all of our executive managing director’s Class B Shares. In addition, pursuant to the governance agreement, dated as of February 7, 2019, (the “Governance Agreement”), Mr. Och has the right to designate a director to serve in his place as a director on the Board of Directors for as long as Mr. Och continues to own a number of common equity units (on an as-converted basis) of the Company not less than 33% of the number of common equity units (on an as-converted basis) of the Company owned by Mr. Och immediately after the Recapitalization.
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
As of December 31, 2022, our executive managing directors held 54.2% of the outstanding interests in the Sculptor Operating Group in the form of Group A Units and Group E Units. In addition, as of December 31, 2022, our executive managing directors held 5,348,572 Group P Units. Because they hold their economic interests in our business directly through the Sculptor Operating Group, our executive managing directors may have conflicting interests with holders of Class A Shares or with us. For example, our executive managing directors will have different tax positions from holders of our Class A Shares which could influence decisions of the Partner Management Committee and also our Board of Directors regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. Decisions with respect to these and other operational matters could affect the timing and amounts of payments due to our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”) under the tax receivable agreement. In addition, the structuring of future transactions and investments may take into consideration our executive managing directors’ tax considerations even where no similar benefit would accrue to us or the holders of Class A Shares.
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
Because we have historically earned and recognized most of our incentive income in the fourth quarter of each year, we anticipate that quarterly distributions in respect of the first three calendar quarters will be disproportionate to distributions in respect of the last calendar quarter, which will typically be paid in the first calendar quarter of the following year. Our Board of Directors will take into account such factors as it may deem relevant, including general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; contractual restrictions and obligations, including payment obligations pursuant to the tax receivable agreement and restrictions pursuant to our 2020 Credit Agreement; legal, tax and regulatory restrictions; and other restrictions and implications on the payment of distributions by us to our Class A Shareholders or by our subsidiaries to us and such other factors as our Board of Directors may deem relevant. Any compensatory payments made to our employees, as well as payments that Sculptor Corp makes under the tax receivable agreement and distributions to holders of ownership interests in respect of their tax liabilities arising from their direct ownership of ownership interests, will reduce amounts that would otherwise be available for distribution on our Class A Shares. In addition, discretionary income allocations on Class C Non-Equity Interests as determined by the Chairman of the Partner Management Committee (or, in the event there is no Chairman, the full Partner Management Committee acting by majority vote) in conjunction with our Compensation Committee with respect to our executive officers, relating to cash awards granted to our executive managing directors will also reduce amounts available for distribution to our Class A Shareholders. We have granted RSUs and restricted shares that may settle in Class A Shares to certain of our executive managing directors, managing directors and other employees, and to certain independent members of our Board of Directors. All of these RSUs accrue distributions (except with respect to certain RSUs, during the Distribution Holiday) to be paid if and when the underlying RSUs vest. Distributions may be paid in cash or in additional RSUs that accrue additional distributions and will be settled at the same time the underlying RSUs vest . Restricted shares have the same rights to distributions as Class A Shares, provided that any distributions payable with respect to unvested restricted shares are payable only in restricted Class A Shares.
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

Our board of directors has publicly disclosed that it has formed a special committee to explore potential interest from third parties in a transaction that maximizes value for shareholders, and if we are unable to consummate a transaction at the conclusion of that process, there could be an adverse effect on our business, financial condition and results of operations.
On November 18, 2022, we issued a press release announcing the formation by of our board of directors of a special committee comprised solely of independent directors (the “Special Committee”) to explore potential interest from third parties in a transaction with the Company that maximizes value for shareholders. As of the filing date of this Annual Report on Form 10-K, no transaction has been announced, and there can be no assurance that the Special Committee process will result in any transaction in the future. If we are unable to consummate a strategic transaction at the conclusion of the Special Committee process, there could be an adverse effect on our business, financial condition or results of operations, including that the price of our Class A Shares may decline or become more volatile.
If we are deemed an investment company under the 1940 Act, the applicable restrictions could make it impracticable for us to continue our business as contemplated and would have a material adverse impact on the market price of our Class A Shares.
We do not believe that we are an “investment company” under the 1940 Act because the nature of our assets and the sources of our income exclude us from the definition of an investment company under the 1940 Act. In addition, we believe our Company is not an investment company under Section 3(b)(1) of the 1940 Act because we are primarily engaged in a non-investment company business. We intend to continue to conduct our operations so that we will not be deemed an investment company. If we were to be deemed an investment company, including in connection with our sponsorship of Sculptor Acquisition Corp I, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated.
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
•Adverse market reaction to any indebtedness we may incur, Sculptor Operating Group common units or cash awards we may grant under our 2013 Incentive Plan and 2022 Incentive Plan or otherwise, or any other securities we may issue in the future.
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
The market price of our Class A Shares could decline as a result of sales of a large number of our Class A Shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2022, 23,707,228 Class A Shares were outstanding and 3,163,667 interests were outstanding pursuant to our Amended and Restated 2007 Equity Incentive Plan. The Amended and Restated 2007 Equity Incentive Plan expired on November 11, 2017, and no new awards may be granted thereunder on or after that date. As of December 31, 2022, 35,153,361 interests were outstanding pursuant to our 2013 Incentive Plan, and approximately 674,870 Class A Shares and other plan interests remain available for future grant under that plan. The Class A Shares reserved under our 2013 Incentive Plan are increased on the first day of each fiscal year during the plan’s term by 15% of any increase in the number of outstanding Class A Shares (assuming the exchange of all outstanding Sculptor Operating Group common units (other than Group B Units) for Class A Shares) from the number outstanding on the first day of the immediately preceding fiscal year. As of December 31, 2022, 5,500,000 interests were outstanding pursuant to our 2022 Incentive Plan, and all plan interests remain available for future grant under that plan.
As of December 31, 2022, our executive managing directors owned an aggregate of 28,040,152 Group A and E Units. The holder of any Group A Units generally has the right to exchange each of his or her Group A Units for one of our Class A Shares (or, at our option, the cash equivalent thereof), subject to vesting and transfer restrictions under the Sculptor Operating Partnerships’ limited partnership agreements and the Class A Unit Exchange Agreement. The Group E Units convert into Group A Units to the extent they have become economically equivalent to Group A Units. Prior to the expiration of the Distribution Holiday, the Exchange Committee (comprised of our Chief Executive Officer and the Chief Financial Officer), in consultation with the Board of Directors, shall have the authority to permit exchanges of vested and booked-up Group A Units, which exchanges shall be made available to all holders of such vested and booked-up Group A Units on a pro rata basis. Beginning on the final day of the Distribution Holiday, each of our executive managing directors may exchange his or her vested Group A Units over a period of two years in three equal installments commencing upon the final day of the Distribution Holiday and on each of the first and second anniversary thereof (or, for units that become vested and booked-up Group A Units after the final day of the Distribution Holiday, from the later of the date on which they would have been exchangeable in accordance with the foregoing and the date on which they become vested and booked-up Group A Units) (and thereafter such units will remain exchangeable), in each case, subject to certain restrictions (including, among other things, in connection with our insider trading policy in respect of affiliate holders and in certain circumstances where the exchange would be likely to impact our ability to use net operating losses).
As of December 31, 2022, our executive managing directors owned an aggregate of 5,348,572 Group P Units. The holder of any Group P Unit generally has the right to exchange each of his or her Group P Units for one of our Class A Shares (or cash), subject to service and performance criteria. See Note 13 to our consolidated financial statements included in this report for additional information regarding the terms of the Group P Units.
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
RSUs may be settled at the election of a majority of our Board of Directors in Class A Shares or cash. Subject to continued employment over the vesting period, the underlying Class A Shares will be issued, or cash in lieu thereof will be paid, as such RSUs vest. We filed registration statements on Form S-8 to register an aggregate of 6,718,827 Class A Shares reserved for issuance under our Amended and Restated 2007 Equity Incentive Plan (which expired on November 11, 2017) and registration statements on Form S-8 to register an aggregate of 32,904,525 Class A Shares reserved for issuance under our 2013 Incentive Plan (not including automatic annual increases thereto), as well as a registration statement on Form S-8 to register an aggregate of 5,500,000 Class A Shares reserved for issuance under our 2022 Incentive Plan. As a result, any Class A Shares issued in respect of the RSUs will be freely transferable by non-affiliates upon issuance and by affiliates under Rule 144, without regard to holding period limitations.
Our current and former executive managing directors’ beneficial ownership of Class B Shares, the tax receivable agreement and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.
Our current and former executive managing directors own all of our Class B Shares, which as of December 31, 2022, represent approximately 53.0% of the total combined voting power of our Company, excluding the voting power of the Class B Shares that relate to our Group A-1 Units, which represent 0.7% of our total combined voting power, and are voted pro rata in accordance with the vote of our Class A Shares until such time as the relevant Group E Units become vested, or are forfeited.
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
On August 24, 2022, a complaint under Section 220 of Delaware’s general corporation law, which allows shareholders to inspect corporate books and records, was filed by Daniel S. Och, the founder and former Chief Executive Officer (the “Founder”) of Och-Ziff Capital Management LLC and its consolidated subsidiaries (“Och-Ziff”) and four former Och-Ziff executive managing directors. In April 2022, the Founder and these former executive managing directors made a demand to inspect books and records relating to alleged corporate governance concerns in connection with the promotion of James S. Levin to Chief Executive Officer, a new executive compensation plan approved by the Board of Directors in December 2021, and other matters related to the Board’s exercise of its duties. Despite the voluntary production by the Company of extensive documentation in response to that demand, the Founder and the former executive managing directors filed the Section 220 complaint to compel additional production. On November 18, 2022, the parties announced a settlement of the matter whereby the Founder and the former executive managing directors dismissed the Section 220 complaint with prejudice and in return, among other things, the Company agreed to produce certain additional books and records as well as to issue a press release announcing the formation of a Special Committee of the Board, as discussed in additional detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments – Formation of Special Committee to Explore Potential Transactions.
See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues.,” “—Increased regulatory focus in the U.S. could result in additional burdens on our business,” and “—Regulatory changes in jurisdictions outside the U.S. could adversely affect our business.” See Note 18 to our consolidated financial statements included in this report for additional information.

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
As of February 27, 2023, there were 18 holders of record of our Class A Shares. A substantially greater number of holders of our Class A Shares are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Recent Sales of Unregistered Securities
Issuer Purchases of Equity Securities
The following table summarizes our Class A Share repurchase activity under our 2022 Share Repurchase Program during the fourth quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Publicly as part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
October 2022	112,133	$9.99	112,133	$70.6
November 2022	175,486	9.60	175,486	69.0
December 2022	157,156	9.28	157,156	67.5
Total	444,775	$9.58	444,775	$67.5
In February 2022, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. The repurchase program has no expiration date. In the quarter ended December 31, 2022, we repurchased 444,775 Class A Shares at a cost of $4.3 million, for an average price of $9.58 per share through open market purchase transactions. As of December 31, 2022, $67.5 million remained available for repurchase of our common stock under the share repurchase program. All of the repurchased shares are classified as treasury stock in our consolidated balance sheets. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program” for additional information.

SCU Stock Performance
The line graph and table below compares the cumulative total return on our Class A Shares with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index (“SPX”) and the S&P 500 Financials Index (“SPF”) for the period of December 31, 2017 through December 31, 2022. The graph and table assume that $100 was invested simultaneously on December 31, 2017 in our Class A Shares, the SPX and SPF, respectively, that these investments were held until December 31, 2022, and that all dividends were reinvested. The past performance of our Class A Shares is not an indication of future performance.

Comparison of Cumulative Total Return
$200
$150
$100
$50
$0
Dec 2017
Dec 2018
Dec 2019
Dec 2020
Dec 2021
Dec 2022
SCU
SPX
SPF

	Period Ended December 31,
	2017	2018	2019	2020	2021	2022
Sculptor Capital Management, Inc.	$100.00	$39.25	$99.07	$69.57	$113.42	$47.14
S&P 500 Index	$100.00	$93.76	$120.84	$140.49	$178.27	$143.61
S&P 500 Financials Index	$100.00	$85.33	$110.23	$105.71	$140.11	$122.80
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
Overview
General
2022 was one of the most volatile years on record for the markets. We were pleased with our ability to protect clients’ capital and deliver relative outperformance versus relevant benchmarks and indices, especially in our opportunistic credit and real estate strategies. Our focus is to make attractive investments for our clients and be stewards of their capital, showcasing the value of our investment capabilities to both fund investors and shareholders.
The Sculptor Credit Opportunities Master Fund and Customized Credit Focused Platform were down 3.2% and 1.9% gross, respectively, for the full year 2022, both of which delivered exceptional relative outperformance as compared to the BAML Global High Yield Index which was down 13.2%. Our real estate funds continued to perform strongly, and show the benefits of our investments in non-traditional asset classes with attractive risk and return profiles not correlated to broader markets. Our Real Estate Fund III was up 15% while real estate indices were down for the year. The Sculptor Master Fund was down 11.6% gross for the full year 2022, compared to the MSCI World Index and the Balanced US 60/40 Index which were down 15.6% and 19.1%, respectively. The fund is not market-neutral and is expected to have some downside capture in a challenging market. However, this represents an outlier year of more than expected downside capture for the fund. The strategy maintains an attractive long term track record with a 15.4% gross return since inception, with less than half the volatility of equity markets. While markets may continue to remain volatile, we believe both our funds, through their unconstrained investment style, and our platform, from our business diversification and strong balance sheet, are well position to navigate these challenging market conditions.
In 2022 we furthered our expansion into credit and real estate. In 2022, we held first closes for our Real Estate Credit Fund II, Tactical Credit Fund (“STAX”), the latest vintage in our series of seven closed-end opportunistic credit funds and closed a $350.0 million structured alternative investment solution, which was tailored to meet the needs of insurance investors. We also launched an additional real estate investment vehicle. Lastly, we launched two additional CLOs during 2022. These new launches further diversify our business by product, channel and vintage, continuing the trend of raising long term capital, as we grew our long-term AUM to 72% of our total AUM as of December 31, 2022.
Additionally, our balance sheet remains strong as a result of the actions we have taken over the past several years. This gives us the stability to weather challenging market conditions and allows us to pursue attractive uses of our capital. During 2022, our Board of Directors authorized a share repurchase plan, allowing us a pathway complimentary to our dividend distributions to return capital to our shareholders, as a result during the year we repurchased approximately 3.0 million Class A Shares for a total of $32.5 million.
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
Finally, when we evaluate our business, we look to the underlying earnings drivers of the organization which will drive future returns to shareholders. These key indicators include fund performance in line with or exceeding investor expectations, the compounding of our asset base through net flows and new products, continuing to be cognizant of our cost framework, and growing and utilizing our balance sheet to invest in the growth of the business.

Recent Developments – Formation of Special Committee to Explore Potential Transactions
On November 18, 2022, we issued a press release announcing the formation by of our board of directors of the Special Committee to explore potential interest from third parties in a transaction with the Company that maximizes value for shareholders. As of the filing date of this Annual Report on Form 10-K, no transaction has been announced, and there can be no assurance that the Special Committee process will result in any transaction in the future.
Overview of Our Business
Sculptor Capital is a leading institutional alternative asset manager, with approximately $35.9 billion in Assets Under Management as of February 1, 2023 and a global presence with offices in New York, London, Hong Kong, and Shanghai. We provide asset management services and investment products across Credit, Real Estate, and Multi-Strategy. We serve our global client base through our commingled funds, separate accounts, specialized products, and the SPAC. Our capabilities span all major geographies and asset classes. Our approach to asset management is based on the same fundamental elements that we have employed since Sculptor Capital was founded in 1994. Our distinct investment process seeks to generate attractive and consistent risk-adjusted returns across market cycles through a combination of bottom-up fundamental analysis, a high degree of flexibility, a collaborative team and integrated risk management. Our capabilities span all major geographies and asset classes, including fundamental equities, corporate credit, real estate debt and equity, merger arbitrage, structured credit, and convertible and derivative arbitrage.
We manage multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds, and other alternative investment vehicles. Through Institutional Credit Strategies, our asset management platform that invests in performing credits, we manage CLOs, aircraft securitization vehicles, collateralized bond obligations (“CBOs”), structured alternative investment solutions, commingled products and other customized solutions for clients.
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
War in Ukraine
We are monitoring the developments in Ukraine resulting from the Russian invasion and the economic sanctions and restrictions imposed as a result. As of December 31, 2022, our funds had no material investments that would cause us or any of our funds to be in violation of the current international sanctions, and we believe the direct or indirect exposure of our funds’ investments to Russia, Belarus and Ukraine is immaterial. We have appropriate controls in place and we continue to monitor any new exposure including any investments that may be in violation of current international sanctions.

Overview of Our Financial Results
As a global alternative asset manager, our results of operations are impacted by a variety of factors, including conditions in the global financial markets and economic and political environments. Global risk assets fell under pressure this year as financial conditions tightened at a velocity not witnessed since COVID and the global financial crisis in 2008. As a result, both global equities and bonds declined and had their worst year since 2008 by a wide margin. Sculptor Credit Opportunities Master Fund delivered exceptional relative outperformance in 2022, exceeding the returns of the BAML Global High Yield by 10.0% on a gross basis. Our Multi-Strategy funds had an outlier year of downside capture, but outperformed the Balanced US 60/40 Index by 7.5% on a gross basis. Negative absolute performance impacted our ability to generate incentive income for the year in these strategies. Our real estate funds continued to perform strongly and show the benefits of our strategic investment in non-traditional and traditional asset classes with limited correlation to broader markets. We continued to deploy and realize investments, leading to incentive income for the year. Market conditions remain challenged and we believe both our funds, through their unconstrained investment style, and our platform, from our business diversification and strong balance sheet, are well positioned to navigate these challenging conditions.
As of December 31, 2022, our AUM was $36.0 billion, a decrease of $2.1 billion from the prior year. Our AUM decreased primarily due to: (i) performance-related depreciation in multi-strategy and credit funds and (ii) distributions and other reductions in Institutional Credit Strategies and real estate funds, which led to recognition of incentive income in the year, as well as reductions due to the effects of foreign currency translation adjustments on our European CLOs. These decreases were partially offset by net inflows in Institutional Credit Strategies and real estate funds. In 2022, we held first closes for our Real Estate Credit Fund II, Tactical Credit Fund (“STAX”), the latest vintage in our series of seven closed-end opportunistic credit funds, and another real estate investment vehicle. Additionally, in the current year, we closed a $350.0 million structured alternative investment solution, which was tailored to meet the needs of insurance investors. Lastly, we launched two additional CLOs in 2022. These new launches further diversify our business by product, channel and vintage, continuing the trend of raising long term capital, as we grew our long-term AUM to 72% of our total AUM as of December 31, 2022.
We reported a GAAP net loss of $12.0 million in 2022, compared to a GAAP net loss of $8.6 million in 2021.
Management fees were $278.4 million in 2022, a decrease of $23.6 million compared to 2021. Our management fees fell primarily due to Institutional Credit Strategies and multi-strategy funds. The decrease year-over-year in Institutional Credit Strategies was driven by the one-time recovery of previously deferred subordinated management fees in the prior year as well as lower weighted-average management fee rates. We continue to issue new CLOs and reset older CLO vintages, which extends the duration of our AUM in Institutional Credit Strategies, but we have seen our average fee rate decline in these vehicles, bringing down management fees. The decrease in multi-strategy funds was driven primarily by lower average assets under management, primarily as a result of negative fund performance in 2022 as well as redemptions. Please see “—Managing Business Performance—Multi-Strategy Funds” for additional information regarding the performance of the Sculptor Master Fund.
Incentive income was $123.4 million in 2022 driven primarily by realizations in Sculptor Real Estate Fund III, Customized Credit Focused Platform, and Sculptor Credit Opportunities Master Fund. The $189.0 million decrease from 2021 was driven primarily by negative fund performance in multi-strategy and credit funds, compared to strong performance in 2021, this decrease was partially offset by higher realizations from our real estate funds in 2022.
Expenses were $458.2 million in 2022, down $92.8 million from 2021 due to lower compensation and benefits expense driven by lower bonus expense, as well as lower general, administrative and other expenses due to a decrease in occupancy expense due to a right-of-use asset impairment loss in the prior year period.
Other loss in 2022 decreased by $55.5 million from 2021, primarily as a result of lower fair value of warrant liabilities and losses incurred on early retirement of debt in the prior year, partially offset by losses on our equity-method investments and risk retention investments in our CLOs.
Please see the “Results of Operations” section of this MD&A for commentary regarding changes in net loss attributable to noncontrolling interests and changes in the redemption value of redeemable noncontrolling interests.

Economic Income was $69.9 million in 2022, compared to $119.4 million in 2021. The decrease was primarily due to lower revenues and higher general, administrative and other expenses, partially offset by lower compensation and benefits expenses, driven by lower bonus expense as a result of negative fund performance, which resulted in lower performance related bonuses.
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
Information with respect to our AUM throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of December 31, 2022, approximately 3% of our AUM represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 43% of these affiliated AUM are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund or vehicle, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

Summary of Changes in AUM
The tables below present the changes to our AUM for the respective periods based on the type of funds or investment vehicles we manage.

	Year Ended December 31, 2022
	December 31, 2021	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	December 31, 2022

	(dollars in thousands)
Multi-strategy funds	$11,112,445	$(354,677)	$(5,494)	$(1,578,171)	$—	$9,174,103
Credit
Opportunistic credit funds	6,350,474	(30,623)	(182,496)	(166,393)	—	5,970,962
Institutional Credit Strategies	16,052,406	990,969	(464,920)	730	(305,449)	16,273,736
Real estate funds	4,544,862	423,475	(390,816)	3,364	(17,193)	4,563,692
Total	$38,060,187	$1,029,144	$(1,043,726)	$(1,740,470)	$(322,642)	$35,982,493

	Year Ended December 31, 2021
	December 31, 2020	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	December 31, 2021

	(dollars in thousands)
Multi-strategy funds	$10,504,024	$99,974	$(5,301)	$513,748	$—	$11,112,445
Credit
Opportunistic credit funds	6,287,777	(799,744)	(38,545)	900,986	—	6,350,474
Institutional Credit Strategies	15,697,827	2,904,817	(2,082,381)	710	(468,567)	16,052,406
Real estate funds	4,308,648	708,348	(470,581)	(1,553)	—	4,544,862
Total	$36,798,276	$2,913,395	$(2,596,808)	$1,413,891	$(468,567)	$38,060,187
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
AUM totaled $36.0 billion as of December 31, 2022. In the year ended December 31, 2022, AUM decreased by $2.1 billion, driven by performance-related depreciation of $1.7 billion, primarily from multi-strategy funds, distributions and other reductions of $1.0 billion, driven primarily by Institutional Credit Strategies and real estate funds, and a decrease of $220.2 million due to the effects of foreign currency translation adjustments on our European CLOs. These decreases were partially offset by net inflows of $1.0 billion across Institutional Credit Strategies and real estate funds.
AUM net inflows of $1.0 billion in the year ended December 31, 2022, were comprised of (i) $2.4 billion of gross inflows, driven by $1.0 billion in Institutional Credit Strategies, from the launch of two additional CLOs, $698.9 million in multi-strategy funds, $423.5 million in real estate funds, driven by the launches of Real Estate Credit Fund II and another real estate investment vehicle, and $241.9 million in opportunistic credit funds due to the launch and additional closings of STAX; and (ii) $1.4 billion of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds. In 2022, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from high net worth and family offices, sovereign wealth and corporates, and pensions, while pensions, high net worth and family offices, and fund-of-funds were the largest source of gross outflows.
Also as to flows, following a strong fundraising start to 2022 in Q1 and continued momentum in Q2, inflows slowed in the second half of the year, and we are experiencing elevated redemption requests for the coming year, driven by a variety of factors, primarily the uncertainty and perceived instability created by recent public actions taken by the founder and former Chief Executive Officer of Och-Ziff. Also relevant are market factors impacting investor allocations, idiosyncratic factors related to one or more investors (e.g., rebalancing), idiosyncratic factors related to one or more of our funds (e.g., fund performance) and other factors. If the founder and former Chief Executive Officer of Och-Ziff takes actions of a similar nature going forward, there will be a continuation of adverse impacts to our business, including negative impact on our ability to attract and retain fund investors and our ability to raise new funds.
Distributions and other reductions of $1.0 billion in the year ended December 31, 2022, were driven primarily by: (i) $464.9 million of distributions from Institutional Credit Strategies as a result of a redemption and paydowns in certain of our CLOs; (ii) $390.8 million of distributions from our real estate funds as a result of realizations, primarily in Sculptor Real Estate Credit Fund I and Sculptor Real Estate Fund III; and (iii) a $182.5 million reduction in opportunistic credit funds, primarily related to the expiration of the investment period of a closed-end fund.
As of February 1, 2023, estimated AUM decreased to $35.9 billion, driven by $442.4 million of net outflows, primarily in multi-strategy funds, as well as $176.7 million of distributions and other reductions, as a result of distributions in certain of our opportunistic credit funds. These decreases were partially offset by $482.6 million of performance-related appreciation, primarily in multi-strategy and opportunistic credit funds.
In the year ended December 31, 2021, assets under management increased by $1.3 billion, driven by performance-related appreciation of $1.4 billion, net inflows of $2.9 billion, distributions and other reductions of $2.6 billion, and a decrease of $468.6 million primarily due to the effects of foreign currency translation adjustments and changes in par value of underlying collateral of the CLOs.
AUM net inflows in the year ended December 31, 2021 were comprised of (i) $4.8 billion of gross inflows, driven by $2.9 billion in Institutional Credit Strategies, due to the launches of additional CLOs and an aircraft securitization vehicle, $1.2 billion in multi-strategy funds, primarily driven by inflows into the Sculptor Master Fund, which had the first positive net flows since 2014, and $708.3 million in real estate funds, primarily due to the launches of several Sculptor Real Estate Fund IV co-investment vehicles and our real estate SPAC; and (ii) $1.9 billion of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds.
Distributions and other reductions of $2.6 billion in the year ended December 31, 2021 were driven primarily by $2.1 billion of distributions from Institutional Credit Strategies as a result of the wind down and redemption of certain of our CLOs, and $470.6 million of distributions from our real estate funds, as a result of realizations. In 2021, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from high net worth and family offices, sovereign wealth and corporates, and pensions, while pensions, fund-of-funds, and sovereign wealth and corporates were the largest source of gross outflows.
Summary of Changes in FP AUM
The tables below present the changes to our FP AUM for the respective periods based on the type of funds or investment vehicles we manage. FP AUM represents the AUM on which we earn management fees and / or incentive income.

	Year Ended December 31, 2022
	December 31, 2021	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	December 31, 2022

	(dollars in thousands)
Multi-strategy funds	$10,877,541	$(304,078)	$(3,038)	$(1,544,079)	$(5,357)	$9,020,989
Credit
Opportunistic credit funds	5,742,605	(158,322)	(104,269)	(163,533)	71,009	5,387,491
Institutional Credit Strategies	11,142,956	520,359	(226,513)	196	(278,745)	11,158,253
Real estate funds	3,875,427	100,665	(208,893)	—	(50,163)	3,717,036
Total	$31,638,529	$158,624	$(542,713)	$(1,707,416)	$(263,256)	$29,283,768

	Year Ended December 31, 2021
	December 31, 2020	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	December 31, 2021

	(dollars in thousands)
Multi-strategy funds	$10,319,387	$50,992	$(4,567)	$508,098	$3,631	$10,877,541
Credit
Opportunistic credit funds	5,964,678	(770,670)	(194,351)	889,075	(146,127)	5,742,605
Institutional Credit Strategies	12,694,258	1,327,575	(1,578,062)	143	(1,300,958)	11,142,956
Real estate funds	3,575,828	643,577	(342,428)	—	(1,550)	3,875,427
Total	$32,554,151	$1,251,474	$(2,119,408)	$1,397,316	$(1,445,004)	$31,638,529
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
FP AUM totaled $29.3 billion as of December 31, 2022. FP AUM is lower than AUM primarily due to:
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
In the year ended December 31, 2022, FP AUM decreased by $2.4 billion, driven largely by the drivers discussed in the Summary of Changes in AUM section above. FP AUM as a percentage of AUM decreased during the period due to the launch of a new real estate vehicle in December 2022, which increased AUM by $150.2 million, but did not begin charging fees until January 2023, as well as an increase in the amount of CLO equity held by our funds; the related management fee is rebated to the funds and the AUM is then treated as non-fee paying.
Weighted-Average FP AUM and Average Management Fee Rates
The table below presents our weighted-average FP AUM and average management fee rates for our FP AUM. Weighted-average FP AUM exclude the impact of fourth quarter investment performance for the periods presented, as these amounts generally do not impact management fees calculated for those periods. Our average management fee may vary from period to period based on the mix of products that comprise our FP AUM. The average management fee rates below consider management fees on an Economic Income basis. For reconciliations of our non-GAAP measures to the respective GAAP measures, please see “—Economic Income Reconciliations” at the end of this MD&A.

	Year Ended December 31,
	2022	2021

	(dollars in thousands)
Weighted-average fee-paying assets under management	$30,605,283	$32,017,541
Average management fee rates	0.84%	0.88%

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
The table below presents AUM and investment performance for our multi-strategy funds. AUM are generally based on the net asset value of these funds plus any unfunded commitments, if applicable. Management fees generally range from 1.00% to 2.00% annually of FP AUM. For the fourth quarter of 2022, our multi-strategy funds had an average management fee rate of 1.25% of FP AUM.
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

			Returns for the Year Ended December 31,				Annualized Returns Since Inception Through December 31, 2022
	Assets Under Management as of December 31,		2022		2021
	2022	2021	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Sculptor Master Fund(1)(2)	$9,165,632	$10,200,106	-11.6%	-12.9%	7.8%	5.0%	15.4%	(3)	10.5%	(3)
Other funds(2)	8,471	912,339	n/m	n/m	n/m	n/m	n/m		n/m
	$9,174,103	$11,112,445
_______________
n/m not meaningful

(1)The returns for the Sculptor Master Fund exclude Special Investments. Special Investments in the Sculptor Master Fund are held by investors representing a small percentage of AUM in the fund. Inclusive of these Special Investments, the returns of the Sculptor Master Fund for the year ended December 31, 2022 were -12.0% gross and -13.3% net, for the year ended December 31, 2021 were 8.5% gross and 5.7% net, and annualized since inception through December 31, 2022 were 15.1% gross and 10.4% net.
(2)In the third quarter of 2022, we consolidated Sculptor Enhanced Master Fund into the Sculptor Master Fund, as a result we show the related historical AUM in Other funds
(3)The annualized returns since inception are those of the Sculptor Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Sculptor Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of December 31, 2022, the annualized returns since the Sculptor Master Fund’s inception on January 1, 1998 were 12.2% gross and 8.1% net excluding Special Investments and 11.9% gross and 7.9% net inclusive of Special Investments.
AUM in our multi-strategy funds decreased by $1.9 billion, or 17%, year-over-year. This was driven primarily by $1.6 billion of performance-related depreciation, as well as $354.7 million of net outflows. In 2022, the largest sources of gross inflows into our multi-strategy funds were from high net worth and family offices and sovereign wealth and corporates, while the largest sources of gross outflows were attributable to pensions and high net worth and family offices.
The Sculptor Master Fund was down 11.6% gross in the full year 2022 as compared to the MSCI World Index and the Balanced US 60/40 Index which were down 15.6% and 19.1%, respectively. The fund is not market-neutral and is expected to have some downside capture in a challenging market. However, this represents an outlier year of more than expected downside capture for the fund. Equities was the largest detractor for the year, along with corporate credit, while the fund profited from positions in convertible and derivative arbitrage and structured credit.
As a result of the performance-related depreciation in our multi-strategy funds in 2022, we will not earn incentive income in future periods on the AUM of substantially all investors until such losses from 2022 have been recovered. As of December 31, 2022, we had $1.4 billion of losses at the fund level remaining to be recovered before we can earn incentive income in our multi-strategy funds.
In 2021, the Sculptor Master Fund generated a gross return of 7.8% and a net return of 5.0%. The fund profited predominately from positions within corporate credit, structured credit, and convertible and derivative arbitrage, partially offset by losses in equities.
Credit

	Assets Under Management as of December 31,
	2022	2021

	(dollars in thousands)
Opportunistic credit funds	$5,970,962	$6,350,474
Institutional Credit Strategies	16,273,736	16,052,406
	$22,244,698	$22,402,880
Opportunistic Credit Funds
Our opportunistic credit funds seek to generate risk-adjusted returns by capturing value in mispriced investments across disrupted, dislocated and distressed corporate, structured and private credit markets globally.
Within our Opportunistic Credit strategy, we manage open-ended and closed-ended funds on behalf of investors. In our open-ended funds, we allow for contributions and redemptions (subject to initial lock-up and notice periods) on a periodic basis. In our closed-ended funds, investors commit capital that is funded over an investment period. The investments are then sold or realized over a period of time, and distributions are made to the investors in the fund.

AUM for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments, if applicable. Management fees for our opportunistic credit funds generally range from 0.75% to 2.25% annually of the net asset value of these funds. For the fourth quarter of 2022, our opportunistic credit funds had an average management fee rate of 0.96% of FP AUM.
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
We generally crystallize incentive income from our opportunistic credit funds at the end of a multi-year measurement period. This results in a timing difference between when we can recognize incentive income and when we accrue the associated discretionary bonus expense. Incentive income accrued at the fund level that cannot yet be recognized drives an increase in our ABURI balance. Compensation expense related to ABURI generated from our opportunistic credit funds is generally recognized in the fourth quarter of the year the underlying fund performance is generated which may not occur at the same time that the related revenues are recognized by us. In addition, we recognize incentive income on our opportunistic credit funds related to certain tax distributions on realizations at the fund level. Realizations at the fund level may give rise to tax liabilities for our investors and us. Funds distribute capital back to us to cover these tax liabilities and this in turn drives the recognition of tax distribution-related incentive income.

			Returns for the Year Ended December 31,				Annualized Returns Since Inception Through December 31, 2022
	Assets Under Management as of December 31,		2022		2021
	2022	2021	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Sculptor Credit Opportunities Master Fund(1)	$1,698,050	$2,069,005	-3.2%	-4.1%	22.2%	17.0%	12.5%	8.8%
Customized Credit Focused Platform	3,816,248	3,968,064	See below for return information on our Customized Credit Focused Platform.
Closed-end opportunistic credit funds	456,664	313,405	See below for return information on our closed-end opportunistic credit funds.
	$5,970,962	$6,350,474
_______________
(1)The returns for the Sculptor Credit Opportunities Master Fund exclude Special Investments, which are held by investors representing a small percentage of AUM in the fund. Inclusive of these Special Investments, the returns of the Sculptor Credit Opportunities Master Fund for the year ended December 31, 2022 were -2.9% gross and -3.8% net, for the year ended December 31, 2021 were 22.3% gross and 17.3% net, and annualized since inception through December 31, 2022 were 12.2% gross and 8.6% net.
AUM in our opportunistic credit funds decreased by $379.5 million, or 6%, year-over-year. This was driven primarily by: (i) distributions and other reductions of $182.5 million primarily related to the expiration of the investment period of a closed-end fund; (ii) $166.4 million of performance-related depreciation, primarily from our open-ended funds; and (iii) $30.6 million of net outflows and transfers, primarily driven by redemptions from the Sculptor Credit Opportunities Master Fund, partially offset by transfers into STAX. We continue to raise capital for STAX with total committed capital of $370.0 million to date, a portion of which was transferred from the Sculptor Credit Opportunities Master Fund. We plan to continue to hold additional closes and have seen previous periods of market volatility act as a catalyst for capital raising in these types of strategies.
In 2022, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, delivered strong results on a relative basis, generating significant outperformance as compared to relevant credit indices and benchmarks during the year, and extending their exceptional year-to-date returns relative to the overall market. The fund generated a gross return of -3.2% and a net return of -4.1%, as compared to BAML Global High Yield of -13.2% and HFRX Fixed Income Credit Index -11.6% for the full year 2022. In 2022, the fund experienced losses in corporate credit and experienced gains in structured credit.

As a result of the performance-related depreciation in the Sculptor Credit Opportunities Master Fund in 2022, we will not earn incentive income in future periods on the AUM of certain investors until such losses from 2022 have been recovered. As of December 31, 2022, we had $59 million of losses at the fund level remaining, however, not all investors were in a high watermark position which is dependent upon the timing and duration of their investments.
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
Our Customized Credit Focused Platform invests under a flexible credit mandate across the credit spectrum to allow timely investments as market conditions change and dislocate. The table below presents investment performance for the fund.

	Weighted Average Return for the Year Ended December 31,(2)				Inception to Date as of December 31, 2022
	2022		2021		IRR		Net Invested Capital Multiple(5)
Customized Credit Focused Platform	Gross	Net	Gross	Net	Gross(3)	Net(4)
Opportunistic Credit Performance(1)	-1.9%	-2.0%	21.8%	17.2%	14.3%	10.8%	2.5x
_______________
(1)Performance presented is for the opportunistic credit strategies in the Customized Credit Focused Platform. As of December 31, 2022, approximately 94% of the invested capital in the Customized Credit Focused Platform is invested in the Platform’s opportunistic credit strategies.
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

	Assets Under Management as of December 31,		Inception to Date as of December 31, 2022
	2022	2021	Total Commitments	Total Invested Capital(1)	Gross IRR(2)	Net IRR(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Sculptor Tactical Credit Fund (2022 - 2025)(5)	243,625	—	370,471	169,420	n/m	n/m	n/m
Sculptor European Credit Opportunities Fund (2012-2015)	—	—	459,600	305,487	15.7%	11.8%	1.5x
Sculptor Structured Products Domestic Fund II (2011-2014)	—	—	326,850	326,850	19.2%	15.1%	2.1x
Sculptor Structured Products Offshore Fund II (2011-2014)	—	—	304,531	304,531	16.5%	12.9%	1.9x
Sculptor Structured Products Offshore Fund I (2010-2013)	—	—	155,098	155,098	23.7%	18.9%	2.1x
Sculptor Structured Products Domestic Fund I (2010-2013)	—	4,537	99,986	99,986	22.4%	17.8%	2.0x
OZ Global Credit Master Fund I (2008-2009)	—	—	214,141	214,141	5.5%	4.2%	1.1x
Other funds	213,039	308,868	679,471	408,162	n/m	n/m	n/m
	$456,664	$313,405	$2,610,148	$1,983,675
_______________
n/m not meaningful
(1)Represents funded capital commitments net of recallable distributions to investors.
(2)Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of December 31, 2022, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.
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
Institutional Credit Strategies
Institutional Credit Strategies is our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs, aircraft securitization vehicles, CBOs, structured alternative investment solutions, commingled products and other customized solutions for clients.
AUM for Institutional Credit Strategies are generally based on the amount of equity outstanding for CLOs and CBOs (during the warehouse period), the par value of the collateral assets and cash held for CLOs and CBOs (after the warehouse period), and adjusted portfolio appraisal values for the aircraft collateral within the securitization vehicles. AUM also includes the net asset value of other investment vehicles within the strategy. However, AUM are reduced for any investments in CLOs and securitization vehicles held by our other funds. Management fees for Institutional Credit Strategies generally range from 0.25% to 0.50% annually of AUM. For the fourth quarter of 2022, Institutional Credit Strategies had an average management fee rate of 0.46% net of rebates on cross-investments from other funds we manage.
Given market pressures, average fee rates in our Institutional Credit Strategies business decreased in line with the broader market trends. We continue to issue new CLOs and reset older CLO vintages, which extend the duration of our AUM and we believe may lead to enhanced returns to our investors.
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

	Most Recent Launch or Refinancing Year		Assets Under Management as of December 31,
		Deal Size	2022	2021

		(dollars in thousands)
Collateralized loan obligations	2017	$1,658,282	$1,023,882	$1,022,807
	2018	5,315,728	3,793,343	4,204,715
	2019	653,250	—	—
	2020	1,868,287	1,680,046	1,698,970
	2021	8,174,069	7,000,959	7,150,793
	2022	852,334	792,084	52,621
		18,521,950	14,290,314	14,129,906

Aircraft securitization vehicles	2018	696,000	432,723	471,774
	2019	1,128,000	292,667	339,981
	2020	472,732	164,101	168,788
	2021	821,529	569,253	641,778
		3,118,261	1,458,744	1,622,321

Collateralized bond obligation	2021	367,050	286,218	285,845

Other funds			238,460	14,334
		$22,007,261	$16,273,736	$16,052,406
AUM in Institutional Credit Strategies totaled $16.3 billion as of December 31, 2022, increasing $221.3 million, or 1%, year-over-year. The year-over-year increase in AUM in Institutional Credit Strategies was driven primarily by the launches of two CLOs in 2022, which is below our historical levels, given the current market environment. This was partially offset by the redemption and amortization of certain of our CLOs, as a result of natural life-cycle events, as well as decreases driven by foreign currency translation adjustments in our European CLOs and changes in the portfolio appraisal value for our aircraft securitization vehicles.
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
AUM for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. AUM are reduced for unfunded commitments that will be funded through transfers from other funds. AUM for the SPAC sponsored by us includes the proceeds raised in the initial public offering that are currently invested in U.S. Treasury bills and held in a trust for use in a business combination. The SPAC AUM is non-fee paying, and our AUM will be reduced if and when the SPAC undergoes a business combination or in the event of its liquidation. AUM for the real estate vehicle launched in December 2022 is based on net asset value. Management fees for our real estate funds, exclusive of co-investment vehicles, generally range from 0.75% to 1.50% annually of FP AUM, however, management fees for Sculptor Real Estate Credit Fund I are based on invested capital both during and after the investment period. For the fourth quarter of 2022, our real estate funds, inclusive of co-investment vehicles, had an average management fee rate of 0.90% of FP AUM.
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

	Assets Under Management as of December 31,
	2022	2021

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I (2005-2010)	$—	$—
Sculptor Real Estate Fund II (2011-2014)	20,413	24,676
Sculptor Real Estate Fund III (2014-2019)	242,964	308,970
Sculptor Real Estate Fund IV (2019-2023)	2,594,933	2,593,402
Sculptor Real Estate Credit Fund I (2015-2020)	192,941	368,442
Sculptor Real Estate Credit Fund II (2022-2025)	154,118	—
Co-investment and other funds	1,358,323	1,249,372
	$4,563,692	$4,544,862

	Inception to Date as of December 31, 2022
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$408,081	$386,298	$847,612	25.5%	16.1%	2.2x	$386,298	$847,612	25.5%	2.2x
Sculptor Real Estate Fund II	839,508	762,588	1,614,894	32.9%	21.7%	2.1x	762,588	1,614,894	32.9%	2.1x
Sculptor Real Estate Fund III	1,500,000	1,112,924	2,207,222	30.3%	21.0%	2.0x	951,783	1,909,781	32.2%	2.0x
Sculptor Real Estate Fund IV(7)	2,596,024	1,173,285	1,470,062	n/m	n/m	n/m	293,006	440,851	n/m	n/m
Sculptor Real Estate Credit Fund I	736,225	698,388	904,789	18.3%	12.9%	1.3x	502,029	660,683	19.1%	1.3x
Sculptor Real Estate Credit Fund II(7)	180,540	45,738	36,888	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Co-investment and other funds	1,356,173	1,328,194	1,669,322	n/m	n/m	n/m	196,791	353,355	n/m	n/m
	$7,616,550	$5,507,415	$8,750,789				$3,092,495	$5,827,176

	Unrealized Investments as of December 31, 2022
	Invested Capital	Total Value	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$—	$—	—
Sculptor Real Estate Fund II	—	—	—
Sculptor Real Estate Fund III	161,141	297,441	1.8x
Sculptor Real Estate Fund IV(7)	880,279	1,029,211	n/m
Sculptor Real Estate Credit Fund I	196,359	244,106	1.2x
Sculptor Real Estate Credit Fund II(7)	45,738	36,888	n/m
Co-investment and other funds	1,131,403	1,315,967	n/m
	$2,414,920	$2,923,612
_______________
n/m not meaningful
(1)An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.
(2)Invested capital represents total aggregate contributions made for investments by the fund.
(3)Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of December 31, 2022. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of December 31, 2022.
(4)Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of December 31, 2022, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.
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
AUM in our real estate funds totaled $4.6 billion as of December 31, 2022, remaining relatively flat year-over-year. This was primarily due to net inflows of $423.5 million, driven by the first closings of Sculptor Real Estate Credit Fund II and another real estate investment vehicle. This was partially offset by $390.8 million of distributions and other reductions, primarily related to Sculptor Real Estate Credit Fund I, Sculptor Real Estate Fund III, and various other real estate funds, as these funds are harvesting investments and making distributions. Our real estate funds continue to deploy capital and generate strong returns with a 30.3% annualized gross return in Sculptor Real Estate Fund III and an 18.3% annualized gross return in Sculptor Real Estate Credit Fund I.
Longer-Term AUM and Accrued But Unrecognized Incentive Income (“ABURI”)
As of December 31, 2022, approximately 72% of our AUM was subject to initial commitment periods of three years or longer, excluding AUM that had initial commitment periods of three years or longer and subsequently moved to shorter commitment periods at the end of their initial commitment period. The table below presents the amount of these AUM.

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Multi-strategy funds	$408,171	$458,242
Credit
Opportunistic credit funds	4,742,929	4,773,980
Institutional Credit Strategies	16,259,128	16,038,071
Real estate funds	4,562,718	4,544,862
	$25,972,946	$25,815,155
Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. These amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information.
Our longer-term AUM has continued to increase over time, as our product mix continues to shift toward longer-duration products. Longer-term AUM has increased from 26% in 2013 to 45% in 2016 to 72% as of December 31, 2022, driven by growth in opportunistic credit, Institutional Credit Strategies and real estate funds. During the first quarter, longer-term AUM increased from the launch of a structured alternative investment solution, which was tailored to insurance investors and provides exposure to our funds across the platform in a long-dated format. Longer-term AUM creates stability in our platform and provides more consistency in our management fee earnings.
The table below presents the changes in the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues (ABURI) during the year ended December 31, 2022:

	December 31, 2021	Recognized Incentive Income	Performance	December 31, 2022
	(dollars in thousands)
Multi-strategy funds	$5,246	$(837)	$(4,050)	$359
Credit
Opportunistic credit funds	98,674	(37,339)	(24,007)	37,328
Real estate funds	122,940	(75,179)	75,054	122,815
	$226,860	$(113,355)	$46,997	$160,502
Incentive income, if any, on our longer-term AUM is based on the cumulative investment performance generated over the respective commitment period. As of December 31, 2022, our ABURI was $160.5 million, down $66.4 million in 2022 primarily from the crystallization of ABURI into incentive income in our real estate and opportunistic credit funds. In real estate, we generated $75.1 million of performance for the year which was largely crystallized during the period. During the year, the opportunistic credit funds reversed $24.0 million of previously accrued ABURI due to performance.
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
Income of Consolidated Entities. Revenues recorded as income of consolidated entities consist primarily of interest income, dividend income, fees and other income.
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
Net Gains (Losses) of Consolidated Entities. Net gains (losses) of consolidated entities primarily consist of changes in the fair value of warrant liabilities related to our consolidated SPAC and gains (losses) on investments held by consolidated entities, as well as changes in the fair value of the structured alternative investment solution’s assets and liabilities and related interest and other income.
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
The Sculptor Operating Partnerships are partnerships for U.S. federal income tax purposes and the Registrant is a corporation for U.S. federal income tax purposes. Generally all of the income allocated to the Registrant from the Sculptor

Operating Group will be subject to corporate-level income taxes in the U.S. See Note 14 for additional information regarding significant items impacting our income tax provision and effective tax rate.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of Group A Units. Increases or decreases in net (loss) income attributable to the Group A Units are driven by the earnings of the Sculptor Operating Group. See Note 4 for additional information regarding our ownership interest in the Sculptor Operating Group.
In 2021, we consolidated our SPAC, wherein investors are able to redeem Class A shares issued by the SPAC. Allocations of earnings to these shares are reflected within net income (loss) attributable to redeemable noncontrolling interests in the consolidated statements of operations. Increases or decreases in the net income (loss) attributable to SPAC investors’ interests in the SPAC is driven primarily by interest income generated on investments in U.S. Treasury bills, changes in fair value of warrant liabilities of the SPAC and various expenses related to legal costs, business development and insurance. Change in redemption value of Class A Shares of the consolidated SPAC is reflected within change in redemption value of redeemable noncontrolling interests in the consolidated statements of operations.
Additionally in 2020, change in redemption value of Preferred Units was reflected within change in redemption value of redeemable noncontrolling interests in the consolidated statements of operations. The Preferred Units were redeemed in the fourth quarter of 2020.
Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net Loss Attributable to Class A Shareholders

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Net Loss Attributable to Class A Shareholders	$(12,008)	$(8,605)	$(3,403)	40%
Refer below for the discussion of the contributing factors to changes in net loss attributable to Class A Shareholders from the prior year.
Revenues

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Management fees	$278,374	$301,945	$(23,571)	(8)%
Incentive income	123,434	312,432	(188,998)	(60)%
Other revenues	14,014	7,351	6,663	91%
Income of consolidated entities	3,180	4,340	(1,160)	(27)%
Total Revenues	$419,002	$626,068	$(207,066)	(33)%
Total revenues in 2022 were $419.0 million, decreasing $207.1 million, primarily due to the following:
Management Fees
Management fees decreased by $23.6 million, primarily driven by the following:

•Multi-strategy funds. A $10.3 million decrease due to lower average assets under management, primarily as a result of negative fund performance in 2022 as well as redemptions. Please see “—Managing Business Performance—Multi-Strategy Funds” for additional information regarding the performance of the Sculptor Master Fund.
•Opportunistic credit funds. A $2.0 million decrease due to lower average assets under management in the Sculptor Credit Opportunities Master Fund due to outflows, as well as negative fund performance in 2022. Please see “—Managing Business Performance—Opportunistic Credit Funds” for additional information regarding the performance of the Sculptor Credit Opportunities Master Fund.
•Institutional Credit Strategies. A $10.4 million decrease due to the recovery of $5.6 million of previously deferred subordinated management fees in 2021, as well as natural life cycle events within our existing CLOs which drove down our average net fee rate. Such life cycle events include: (i) the redemptions of certain of our CLOs; (ii) a reduction in AUM in certain of our CLOs due to distributions; and (iii) new issuances and refinancing transactions priced at lower rates. These decreases were partially offset by an increase in management fees driven by the new launches of two CLOs.
•Real estate funds. Management fees remained relatively flat year-over-year.
See “—Managing Business Performance—Weighted-Average FP AUM and Average Management Fee Rates” and “—Managing Business Performance—Summary of Changes in FP AUM” above for information regarding our average management fee rates and further detail on changes in FP AUM, respectively.
Incentive Income
Incentive income decreased by $189.0 million, primarily driven by the following:
•Multi-strategy funds. A $177.0 million decrease driven by the Sculptor Master Fund which generated a gross return of -11.6% in 2022, as compared to a gross return of 7.8% in 2021. Please see “—Managing Business Performance—Multi-Strategy Funds” for additional information regarding the performance of the Sculptor Master Fund.
•Opportunistic credit funds. A $47.0 million decrease driven by: (i) a $42.5 million decrease from the Sculptor Credit Opportunities Master Fund which generated a gross return of -3.2% in 2022, as compared to a gross return of 22.2% in 2021; and (ii) a $6.6 million decrease driven by the liquidation of one of our closed-end funds in 2021. These decreases were partially offset by a $2.6 million increase from the Customized Credit Focused Platform as a result of tax distributions taken to cover tax liabilities on accrued unrecognized incentive income, which represents incentive income at the fund level not yet recognized by us. Please see “—Managing Business Performance—Opportunistic Credit Funds” for additional information regarding the performance of the Sculptor Credit Opportunities Master Fund.
•Real estate funds. A $35.0 million increase driven by crystallizations and realizations in Sculptor Real Estate Fund III, as the fund is realizing investments during its harvest period. This increase was partially offset by decreases in realizations in Sculptor Real Estate Fund II, as well as decreases in tax distributions across several of our real estate funds. Realizations in our real estate funds will vary from period to period based on exit opportunities. Please see “—Managing Business Performance—Real Estate Funds” for information regarding incentive income recognized related to tax distributions in our real estate funds.
Other Revenues
Other revenues increased $6.7 million, primarily driven by: (i) a $3.4 million increase in interest income earned on cash and cash equivalents and longer-term treasury bills due to higher interest rates; (ii) a $1.9 million increase in interest income from our risk retention investments in our CLOs primarily due to higher interest rates and new CLO issuances; and (iii) a $1.4 million increase in sublease income as a result of the subleasing of a portion of our office space in New York City in the third quarter of 2021.

Income of Consolidated Entities
Income of consolidated entities decreased $1.2 million, driven by a decrease in other fee income from our consolidated entities compared to the prior year, partially offset by an increase in interest income generated on the trust assets of our consolidated SPAC.
Expenses

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Compensation and benefits	$321,319	$411,463	$(90,144)	(22)%
Interest expense	15,521	15,586	(65)	0%
General, administrative and other	118,646	121,210	(2,564)	(2)%
Expenses of consolidated entities	2,753	2,823	(70)	(2)%
Total Expenses	$458,239	$551,082	$(92,843)	(17)%
Total expenses were $458.2 million, decreasing $92.8 million, primarily due to the following:
Compensation and Benefits
Compensation and benefits decreased $90.1 million, primarily driven by the following:
•Equity-based compensation expenses increased by $25.1 million, primarily due to the following: (i) a $46.6 million increase in amortization related to RSAs and Group P Units, which were granted in the fourth quarter of 2021 and the first quarter of 2022; (ii) a decrease in stock-based compensation related to RSUs and PSUs of $13.8 million, primarily due to the separation-related costs incurred in the prior year period for a departing executive; and (iii) a $7.7 million decrease in amounts related to Group E Units.
•Bonus expense decreased by $119.7 million, primarily as a result of a decrease in performance-based bonuses as a result of negative performance in our multi-strategy and credit funds in 2022, as well as separation-related compensation incurred in 2021 for a departing executive. These decreases were partially offset by a $17.1 million increase in real estate profit sharing expense due to continued realizations and income generated by Sculptor Real Estate Fund III and Real Estate Credit Fund I.
•Salaries and benefits increased by $4.5 million, as our worldwide headcount increased to 343 as of December 31, 2022, from 337 as of December 31, 2021. Additionally, there was an $879 thousand decrease in the amount of capitalized salaries and benefits related to an internal use software implementation project.
Interest Expense
Interest expense remained relatively flat year-over-year, primarily due to a lower average outstanding debt balance, as we repaid $224.4 million under the 2020 Term Loan in 2021, partially offset by higher interest expense as a result of higher interest rates.
General, Administrative and Other Expenses
A $2.6 million decrease in general, administrative and other expenses, primarily due to the following: (i) a $15.5 million decrease in occupancy expense primarily due to the recognition of an $11.2 million impairment loss on a right-of-use asset and a $2.3 million loss incurred on the write-off of leasehold improvements in the prior year related to the sublease of a portion of our New York office space; (ii) a $1.2 million increase in foreign currency transaction gains; and (iii) reductions across various other operating expense categories. These decreases were partially offset by a $13.0 million increase in professional services expenses, primarily due to $11.1 million of elevated professional services fees, primarily legal costs, as well as a $1.4 million increase in recruiting costs, as a result of the hiring activity during the year.

Expenses of Consolidated Entities
Expenses of consolidated entities remained relatively flat year-over-year, primarily due to lower general, administrative and other expenses of certain of our consolidated entities, partially offset by the activity of the structured alternative investment solution that was consolidated in the first quarter of 2022, as well as expenses of our consolidated SPAC, which was consolidated in the fourth quarter of 2021.
Other Loss

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Changes in fair value of warrant liabilities	$41,124	$(27,460)	$68,584	(250)%
Changes in tax receivable agreement liability	(11,266)	(9,238)	(2,028)	22%
Net losses on retirement of debt	—	(30,198)	30,198	(100)%
Net (losses) gains on investments	(33,664)	11,537	(45,201)	(392)%
Net gains (losses) of consolidated entities	3,419	(481)	3,900	n/m
Total Other Loss	$(387)	$(55,840)	$55,453	(99)%
Total other loss was $387 thousand, down from a loss of $55.8 million, which resulted from the following:
•Changes in fair value of warrant liabilities. These represent the change in the fair value of warrants to purchase our Class A Shares that were issued in connection with the 2020 Credit Agreement. The primary driver of the changes in fair value for both 2022 and 2021 was the change in our Class A Share price during each of the respective years. See Note 5 to our consolidated financial statements included in this report for additional details on warrants valuation inputs.
•Changes in tax receivable agreement liability. These are a result of changes in projected future tax rates impacting the anticipated liability under the tax receivable agreement.
•Net losses on retirement of debt. No losses on retirement of debt were incurred in 2022, while the amount in 2021 was primarily related to the $224.4 million prepayment of amounts outstanding under the 2020 Term Loan and a $19.9 million repayment of a CLO Investment Loan. The related losses on retirement of debt were comprised of unamortized discounts and deferred financing costs that were proportionately written-off in connection with these repayments.
•Net (losses) gains on investments. Investment income decreased by $45.2 million. This was primarily due to losses on our equity method investments in our multi-strategy funds, risk retention investments in our CLOs, and U.S. government obligations, compared to the prior year in which all of these investments generated income. These losses were largely related to temporary mark-to-market movements, without impairments to the underlying assets.
•Net gains (losses) of consolidated entities. Income of consolidated entities increased by $3.9 million, primarily due to gains on the change in the fair value of warrant liabilities of our consolidated SPAC, partially offset by losses incurred by our consolidated structured alternative investment solution.

Income Taxes

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Income taxes	$(6,968)	$13,705	$(20,673)	(151)%
Income tax expense decreased by $20.7 million, primarily due to the decrease in profitability and the change in fair value of warrant liabilities, as these gains are not taxable, partially offset by the change in disallowed expenses.
Net Loss Attributable to Noncontrolling Interests
The following table presents the components of the net loss attributable to noncontrolling interests and net income (loss) attributable to redeemable noncontrolling interests:

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Group A Units	$(26,576)	$(14,299)	$(12,277)	86%
Other	2,664	2,983	(319)	(11)%
Total	$(23,912)	$(11,316)	$(12,596)	111%

Redeemable noncontrolling interests	$7,466	$(562)	$8,028	n/m
Net loss attributable to noncontrolling interests was $23.9 million, increasing by $12.6 million. The increase was driven by a loss generated by Sculptor Capital Advisors II LP primarily as a result of lower incentive income, partially offset by lower operating expenses. In the prior year Sculptor Capital Advisors II LP generated net income, none of which was allocated to the noncontrolling interests. This was partially offset by a smaller loss generated by Sculptor Capital Advisors LP as a result of lower operating expenses. Additionally, Sculptor Capital LP generated net income during the year, and therefore 100% of its income was allocated to Sculptor Capital Management, Inc. During the Distribution Holiday, net income earned by any Sculptor Operating Partnership is allocated 100% to Sculptor Capital Management, Inc., while losses are allocated on a pro rata basis among the Group A Units (noncontrolling interests) and Sculptor Capital Management, Inc. as described in Note 4 to the financial statements included in this report.
Net income (loss) attributable to redeemable noncontrolling interests relates to the SPAC that we consolidated in 2021. The $8.0 million increase was primarily due to gains on the change in fair value of the SPAC’s warrant liabilities, as well as higher interest income earned on the SPAC’s trust assets.
Change in Redemption Value of Redeemable Noncontrolling Interests
The following table presents the change in redemption value of redeemable noncontrolling interests:

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Change in redemption value of redeemable noncontrolling interests	$4,202	$(25,924)	$30,126	(116)%
The change in redemption value of redeemable noncontrolling interests in the year ended December 31, 2022 was a gain of $4.2 million, increasing by $30.1 million from the prior year. These amounts represent the accretion to redemption value of the Class A Shares related to our consolidated SPAC. The gain in the current year was primarily driven by the increase in the SPAC’s earnings allocated to the SPAC’s Class A shareholders. The loss in the prior year period was primarily driven by an accretion of the initial value of the SPAC’s Class A Shares to their redemption value.
For the discussion of results of operations for the year ended December 31, 2021 compared to year ended December 31, 2020, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—December 31, 2021 Compared to December 31, 2020” in our annual report on Form 10-K for the year ended December 31, 2021, dated February 25, 2022 and filed with the SEC.
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
•Amounts related to non-cash interest expense accretion on term debt. The 2020 Term Loan and Debt Securities, which were issued in connection with the Recapitalization, were each recognized at a significant discount, as proceeds from each borrowing were allocated to warrant liabilities and the 2019 Preferred Units, respectively, resulting in non-cash accretion to par over time through interest expense for GAAP. The Debt Securities and the 2019 Preferred Units were fully redeemed in 2020. Management excludes this non-cash expense from Economic Income, as it does not consider it to be reflective of our economic borrowing costs.
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
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Economic Income (Non-GAAP)

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Economic Income	$69,879	$119,371	$(49,492)	(41)%
Refer below for the discussion of the contributing factors to changes in Economic Income from the prior year.
Economic Income Revenues (Non-GAAP)

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Economic Income Basis
Management fees	$257,453	$280,473	$(23,020)	(8)%
Incentive income	123,361	314,168	(190,807)	(61)%
Other revenues	10,144	6,396	3,748	59%
Total Economic Income Revenues	$390,958	$601,037	$(210,079)	(35)%
Economic Income revenues were $391.0 million, decreasing $210.1 million, primarily due to the following:

Management Fees
Management fees decreased by $23.0 million, driven primarily by the following:
•Multi-strategy funds. A $10.2 million decrease due to lower average assets under management, primarily as a result of negative fund performance in 2022 as well as redemptions.
•Opportunistic credit funds. A $1.8 million decrease due to lower average assets under management in the Sculptor Credit Opportunities Master Fund due to outflows, as well as negative fund performance in 2022.
•Institutional Credit Strategies. A $10.2 million decrease due to the recovery of $5.6 million of previously deferred subordinated management fees in 2021, as well as natural life cycle events within our existing CLOs which drove down our average net fee rate. Such life cycle events include: (i) the redemptions of certain of our CLOs; (ii) a reduction in AUM in certain of our CLOs due to distributions; and (iii) new issuances and refinancing transactions priced at lower rates. These decreases were partially offset by an increase in management fees driven by the new launches of two CLOs.
•Real estate funds. Management fees remained relatively flat year-over-year.
See “—Managing Business Performance—Weighted-Average FP AUM and Average Management Fee Rates” and “—Managing Business Performance—Summary of Changes in FP AUM” above for information regarding our average management fee rates and further detail on changes in FP AUM, respectively.
Incentive Income
Incentive income decreased by $190.8 million, primarily due to the following:
•Multi-strategy funds. A $177.0 million decrease driven by the Sculptor Master Fund which generated a gross return of -11.6% in 2022, as compared to a gross return of 7.8% in 2021.
•Opportunistic credit funds. A $48.8 million decrease driven by: (i) a $42.5 million decrease from the Sculptor Credit Opportunities Master Fund which generated a gross return of -3.2% in 2022, as compared to a gross return of 22.2% in 2021; and (ii) a $6.6 million decrease driven by the liquidation of one of our closed-end funds in 2021. These decreases were partially offset by a $2.6 million increase from the Customized Credit Focused Platform as a result of tax distributions taken to cover tax liabilities on accrued unrecognized incentive income, which represents incentive income at the fund level not yet recognized by us.
•Real estate funds. A $35.0 million increase driven by crystallizations and realizations in Sculptor Real Estate Fund III, as the fund is realizing investments during its harvest period. This increase was partially offset by decreases in realizations in Sculptor Real Estate Fund II, as well as decreases in tax distributions across several of our real estate funds. Realizations in our real estate funds will vary from period to period based on exit opportunities. Please see “—Managing Business Performance—Real Estate Funds” for information regarding incentive income recognized related to tax distributions in our real estate funds.
Other Revenues
Other revenues increased by $3.7 million, primarily as a result of higher interest income on both cash and cash equivalents, longer-term treasury bills and our risk retention investments in our CLOs driven by higher interest rates. The increase in interest income from our risk retention investment in our CLOs was also driven by new issuances.

Economic Income Expenses (Non-GAAP)

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$217,521	$389,510	$(171,989)	(44)%
Interest expense	14,507	14,317	190	1%
General, administrative and other expenses	89,051	77,839	11,212	14%
Total Economic Income Expenses	$321,079	$481,666	$(160,587)	(33)%
Economic Income expenses were $321.1 million, decreasing $160.6 million, primarily due to the following:
Compensation and Benefits
Compensation and benefits decreased by $172.0 million, primarily driven by the following:
•Bonus expense decreased by $176.5 million, primarily due to the following: (i) a $153.5 million decrease in performance related bonuses as a result of negative fund performance in the current year, as compared to strong fund performance in 2021, primarily in multi-strategy and opportunistic credit funds; (ii) a $32.2 million decrease related to the issuance of certain cash-settled equity awards granted in place of share-settled RSUs in the prior year as part of 2021 bonuses, which were largely one-time in nature; and (iii) a $9.9 million decrease in separation-related compensation, primarily due to the costs incurred in the first half of 2021 related to a departing executive. Partially offsetting these decreases was an $18.8 million increase in real estate profit sharing expense due to continued realizations and income generated by Sculptor Real Estate Fund III and Real Estate Credit Fund I. Additionally, there was a $3.7 million increase in fixed bonus, primarily due to higher headcount.
• Salaries and benefits increased by $4.5 million, as our worldwide headcount increased to 343 as of December 31, 2022, from 337 as of December 31, 2021.
Interest Expense
Interest expense remained relatively flat year-over-year, primarily due to a lower average outstanding debt balance, as we repaid $224.4 million under the 2020 Term Loan in 2021, partially offset by higher interest expense as a result of higher interest rates.
General, Administrative and Other Expenses
An $11.2 million increase in general, administrative and other expenses, primarily due to an increase in professional services expenses, mainly driven by $11.1 million of elevated professional services fees, primarily legal costs, as well as a $1.4 million increase in recruiting costs, as a result of the hiring activity during the year. Additionally, business development expense increased $1.9 million as a result of business travel returning to a more normalized level in 2022 as compared to the prior year in which pandemic-related travel restrictions remained in place. These increases were partially offset by a $3.4 million decrease in occupancy expense due to a sublease, as we offset rental expense with subrental income for Economic Income, as well as a $1.2 million increase in foreign currency transaction gains.
For the discussion of results of Economic Income for the year ended December 31, 2021 compared to year ended December 31, 2020, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Economic Income Analysis” in our annual report on Form 10-K for the year ended December 31, 2021, dated February 25, 2022 and filed with the SEC.

Liquidity and Capital Resources
Overview
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned from our funds.
We ended the year with $258.9 million of unrestricted cash and cash equivalents, and $56.4 million of management fees and incentive income receivable (the majority of which will be collected in the first quarter of 2023) and $24.8 million of investments in U.S. government obligations that we can liquidate as needed. We also have access to an additional $25.0 million through our undrawn 2020 Revolving Credit Facility.
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
Over the long term, we believe our AUM will grow, including longer-term fee generating capital, and sustain positive investment performance in our funds, which will reflect positively on our revenue streams strengthening the balance sheet and providing the firm with stability to cover our long-term liquidity requirements.
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
•Repay amounts due under the tax receivable agreement.
•Repurchase Class A Shares or Sculptor Operating Group Units.
•Pursue new investment opportunities.
•Develop new distribution channels.
•Pay dividends.
Share Repurchase Program
In February 2022, our board of directors (the “Board of Directors” or the “Board”) authorized us to repurchase up to $100.0 million of our outstanding common stock. As of December 31, 2022, we repurchased 3,022,380 Class A Shares at the average price of $10.75 per share. The repurchase program has no expiration date. We may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to our discretion based upon market conditions and other opportunities that we may have for the use or investment of our cash balances. The repurchase program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice.

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
Historically, we have determined the amount of discretionary cash bonuses during the fourth quarter of each year, based on our total annual revenues and fund performance. We have historically funded these amounts through fourth quarter management fees and incentive income crystallized on December 31, which represents the majority of the incentive income we typically earn each year. Related to performance on longer-term AUM, we accrue bonus expense on ABURI which will not be recognized as incentive income in the current year, but will have associated bonus expense in the current year period. This ABURI could crystallize into incentive income in future periods without the associated bonus expense, which would shift attributable earnings into future periods. In addition, we may elect to increase the amount of cash bonuses paid to employees over the amount already accrued throughout the year, with any incremental amounts recognized as expense in the fourth quarter. Although we cannot predict the amount, if any, of incentive income we may earn, we are able to regularly monitor expected management fees and we believe that we may be able to adjust our expense infrastructure, including discretionary cash bonuses, as needed to meet the requirements of our business and in order to maintain positive operating cash flows. Nevertheless, if we generate insufficient cash flows from operations to meet our short-term liquidity needs, we may have to borrow funds or sell assets, subject to existing contractual arrangements.
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
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”). As of December 31, 2022, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Sculptor Operating Group assets, we expected to pay our executive managing directors and the Ziffs approximately $190.2 million. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. See Note 18 to our consolidated financial statements for additional details.
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
Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2022 and 2021. We did not declare a dividend in the fourth quarter of 2021 in respect of earnings for the fourth quarter. Dividends are generally declared and paid in the quarter following the quarter to which they relate. For example, the dividend paid on November 28, 2022 was in respect of earnings for the third quarter of 2022. We paid no related cash distributions to our executive managing directors on their Sculptor Operating Group Units in the respective periods as a result of the Distribution Holiday.

	Class A Shares
Payment Date	Record Date	Dividend per Share
November 28, 2022	November 21, 2022	$0.01
August 22, 2022	August 15, 2022	$0.13
May 25, 2022	May 18, 2022	$0.11
November 22, 2021	November 15, 2021	$0.28
August 24, 2021	August 17, 2021	$0.54
May 25, 2021	May 18, 2021	$0.30
March 4, 2021	February 25, 2021	$2.35
As discussed in Note 1 to the financial statements, as of December 31, 2022, we repurchased 3,022,380 Class A Shares at a cost of $32.5 million for an average price of $10.75 per share through open market purchase transactions.
As discussed in Note 3, in connection with the Recapitalization, we and our executive managing directors agreed to a “Distribution Holiday” on the Group A Units, Group E Units, Group P Units, PSUs and certain RSUs and RSAs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income is realized and (y) April 1, 2026. During the Distribution Holiday, dividends may continue to be paid on our Class A Shares. As of December 31, 2022, we have generated a total of $528.4 million of Distribution Holiday Economic Income, compared to the target of $600.0 million.
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
During the Distribution Holiday, we expect to pay dividends on our Class A Shares annually in an aggregate amount equal to not less than 20% or greater than 30% of our annual Economic Income less an estimate of payments under the tax receivable agreement, and income taxes related to the earnings for the periods; provided, that, if the minimum amount of dividends eligible to be made hereunder would be $1.00 or less per Class A Share, then we expect to pay up to $1.00 per Class A Share (subject to appropriate adjustment in the event of any equity dividend, equity split, combination or other similar recapitalization with respect to the Class A Shares). During the Distribution Holiday, (i) we will only make distributions with respect to Group B Units, (ii) the performance thresholds of Group P Units and PSUs shall be adjusted to take into account performance and distributions during such period, and (iii) RSUs and certain RSAs will continue to receive dividend equivalents in respect of dividends or distributions paid on the Class A Shares. For certain executive managing directors, distributions on RSUs, as well as distributions counted in determining whether market performance conditions of Group P Units and PSUs are met, are limited to an aggregate amount not to exceed $4.00 per Group P Unit, PSU, RSU, or RSA, as applicable, cumulatively during the Distribution Holiday. Following the termination of the Distribution Holiday, Group A Units and Group E Units (whether vested or unvested) shall receive distributions even if such units have not been booked-up. See Note 13 for additional information.

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
On March 5, 2021, the UK Financial Conduct Authority announced that it would phase out LIBOR as a benchmark immediately after December 31, 2021, for sterling, euro, Japanese yen, Swiss franc and 1-week and 2-month U.S. Dollar settings and immediately after June 30, 2023, for the remaining U.S. Dollar settings. As of December 31, 2022, we had direct exposure to U.S. Dollar LIBOR-linked interest rate settings through certain CLO Investments and associated CLO Investments Loans. In December 2022, we elected to transition the applicable interest rate on the 2020 Credit Agreement from LIBOR to SOFR.
In the first quarter of 2020, we formed an internal LIBOR Transition Working Group to help effectuate an orderly transition from LIBOR. Each of our CLO Investments and CLO Investments Loans that reference U.S. Dollar LIBOR settings are expected to be transitioned to an alternative reference rate. This transition will either be carried out through hardwired replacement mechanisms and/or amendment procedures in the existing governing documents for such CLO Investments and CLO Investments Loans or, if the related governing documents do not clearly or practicably address fallbacks to alternative base rates, then potentially by application of the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), which was signed into law in the United States as part of the Consolidated Appropriations Act of 2022. The LIBOR Act establishes a process for replacing LIBOR on existing LIBOR contracts (governed by law in the United States) by providing that a benchmark replacement identified by the Federal Reserve Board that is based on the Secured Overnight Financing Rate (plus a spread) will replace LIBOR as the benchmark for such contracts.
Additionally, we have pursued several technology initiatives to ensure that firm-wide accounting and master data systems are equipped to handle evolving market conventions associated with regulatory recommended reference rates, and will continue to monitor our needs for any future changes in market standards. Our senior management has oversight of our transition efforts, and periodic updates have been provided to the Audit Committee of our Board of Directors. For the face value of instruments impacted by the LIBOR transition that we hold on our books see Note 8 to our consolidated financial statements included in this report. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—The replacement of LIBOR with an alternative reference rate, may adversely affect our collateralized loan obligation transactions” in this annual report for additional information.
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
Liquidity of Consolidated SPAC
The investments of our consolidated SPAC are held in a trust account that includes U.S. Treasury bills with original maturities of 90 days or greater when purchased, that were purchased with funds raised through the initial public offering of the consolidated entity. The $238.0 million in funds as of December 31, 2022, are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the SPAC trust agreement.
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the years ended December 31, 2022 and 2021 was $(339.2) million and $476.7 million, respectively. Excluding the activity of these consolidated entities, our net cash from operating activities was $(4.6) million and $489.0 million for the years ended December 31, 2022 and 2021, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments and bank deposits, less cash used for operating expenses, including interest paid on our debt obligations. Also contributing to lower cash inflows in 2022 were the investing activities of the entities we consolidate, which included $599.9 million of purchases of investments, partially offset by sale of investments by the funds of $245.6 million. These cash flows are of the consolidated entities and do not directly impact the cash flows related to our Class A Shareholders.
Net cash flows from operating activities for the year ended December 31, 2022 decreased from the prior year period due to lower year-end incentive income earned in 2021 than in 2020. A large portion of the 2021 and 2020 incentive, was collected in the beginning of 2022 and 2021, respectively. Additionally, discretionary bonuses were higher in 2021, which were paid in the first quarter of 2022, as compared to discretionary bonuses in 2020, which were paid in the first quarter of 2021. These decreases were partially offset by the collection of more incentive income from our real estate funds in 2022 compared to 2021.
Investing Activities. Net cash from investing activities for the years ended December 31, 2022 and 2021 was $8.2 million, and $(190.3) million, respectively. Investing cash inflows in 2022 primarily related to maturities and sales of U.S. government obligations and return of investments in our funds, partially offset by purchases of U.S. Government obligations by us and our consolidated SPAC and investments made by us in our funds. Investing cash outflows in 2021 primarily related to purchases of U.S. government obligations and investments made in our funds, partially offset by maturities and sales of U.S. government obligations.
Financing Activities. Net cash from financing activities for the years ended December 31, 2022 and 2021 was $195.7 million, and $(59.8) million, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, repurchases of treasury shares, and proceeds from repurchase agreements used to finance risk retention investments in our CLOs. Distributions to our executive managing directors on their Group A Units (prior to the Distribution Holiday), are also included in net cash from financing activities. Also contributing to higher cash inflows in 2022 were the financing activities of the entities we consolidate. These cash flows are of the consolidated entities and do not directly impact the cash flows related to our Class A Shareholders.
In the year ended December 31, 2022, no repayments of the 2020 Term Loan were made, compared to repayments of $224.4 million and $19.9 million of the 2020 Term Loan and a CLO Investment loan, respectively, in the year ended December 31, 2021. Additionally, in the year ended December 31, 2022 and 2021, we entered into $20.4 million and $45.9 million, respectively, of repurchase agreements to finance or refinance risk retention investments in our European CLOs. Further, in the year ended December 31, 2022, we repurchased $32.5 million of Class A shares as a part of our share repurchase program and our consolidated structured alternative investment solution issued $215.7 million of notes payable.
We paid dividends of $6.2 million to our Class A Shareholders in the year ended December 31, 2022, compared to dividends of $84.2 million paid to our Class A Shareholders in the year ended December 31, 2021. No distributions were made to our executive managing directors in the years ended December 31, 2022 or December 31, 2021, as a result of the Distribution Holiday.
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
As of December 31, 2022, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 31% within Level I; approximately 44% within Level II; and approximately 25% within Level III. As of December 31, 2021, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 40% within Level I; approximately 41% within Level II; and approximately 19% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
The majority of our deferred income tax assets relate to the goodwill and other intangible assets deductible for tax purposes by Sculptor Corp that arose in connection with the purchase of Group A Units with proceeds from the 2007 Offerings, subsequent exchanges of Group A Units for Class A Shares and subsequent payments made under the tax receivable agreement, in addition to any related net operating loss carryforward. In accordance with relevant provisions of the Code, we expect to take these goodwill and other intangible deductions over the 15-year period following the 2007 Offerings and subsequent exchanges, as well as an additional 20-year loss carryforward period available to us for net operating losses generated prior to 2018 and indefinite carryforward period for net operating losses generated beginning in 2018, in order to fully realize the deferred income tax assets. Our analysis of whether we expect to have sufficient future taxable income to realize these deductions is based solely on estimates over this period.
Sculptor Corp generated taxable income of $94.9 million for the year ended December 31, 2022, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $817.3 million over the remaining two-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available for expiring losses, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize the deferred income tax assets.
To generate $817.3 million in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated AUM of $35.5 billion as of January 1, 2023, we would need to generate a minimum compound annual growth rate in AUM of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimates, are based on our near-term operating budget. If our actual growth rate in AUM falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of December 31, 2022, we had $243.0 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $251.1 million of net operating losses available to be carried forward without expiration. Additionally, $219.7 million of net operating losses are available to offset future taxable income for state income tax purposes and $215.9 million for local income tax purposes that will expire between 2035 and 2042.
Based on the analysis set forth above, as of December 31, 2022, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $4.7 million has been established for these items.
Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
No changes to GAAP that went into effect during the year ended December 31, 2022, are expected to substantively impact our future trends.
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

Economic Income Reconciliations
The tables below present the reconciliations of total Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A:

	Year Ended December 31,
	2022	2021

	(dollars in thousands)
Net Loss Attributable to Class A Shareholders—GAAP	$(12,008)	$(8,605)
Change in redemption value of redeemable noncontrolling interests	(4,202)	25,924
Net (Loss) Income Allocated to Sculptor Capital Management, Inc.—GAAP	(16,210)	17,319
Equity-based compensation, net of RSUs settled in cash	84,798	27,323
Deferred cash compensation	20,772	(5,313)
Incentive income profit sharing	(1,772)	(57)
2020 Term Loan non-cash discount accretion	1,014	1,269
Depreciation, amortization and net gains and losses on fixed assets	4,872	9,058
Changes in fair value of warrant liabilities	(41,124)	27,460
Changes in tax receivable agreement liability	11,266	9,238
Net losses on retirement of debt	—	30,198
Net losses (gains) on investments	33,664	(11,537)
Impairment of right-of-use asset	—	11,240
Other adjustments	(141)	2,382
Income taxes	(6,968)	13,705
Net loss allocated to noncontrolling interests	(23,912)	(11,316)
Net income attributable to redeemable noncontrolling interests	7,466	(562)
Consolidated entities related items:
Income of consolidated entities	(3,180)	(4,340)
Expenses of consolidated entities	2,753	2,823
Net (gains) losses of consolidated entities	(3,419)	481
Economic Income—Non-GAAP	$69,879	$119,371

Economic Income Revenues

	Year Ended December 31,
	2022	2021

	(dollars in thousands)
Management fees—GAAP	$278,374	$301,945
Adjustment to management fees(1)	(20,921)	(21,472)
Management Fees—Economic Income Basis—Non-GAAP	257,453	280,473

Incentive income—GAAP	123,434	312,432
Adjustment to incentive income(2)	(73)	1,736
Incentive Income—Economic Income Basis— Non-GAAP	123,361	314,168

Other revenues—GAAP	14,014	7,351
Adjustment to other revenues(3)	(3,870)	(955)
Other Revenues—Economic Income Basis—Non-GAAP	10,144	6,396
Total Revenues—Economic Income Basis—Non-GAAP	$390,958	$601,037
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
(3)Adjustment to offset rent expense by subrental income as management evaluates rent expense on a net basis.
Economic Income Expenses

	Year Ended December 31,
	2022	2021
	(dollars in thousands)

Compensation and benefits—GAAP	$321,319	$411,463
Adjustment to compensation and benefits(1)	(103,798)	(21,953)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$217,521	$389,510

Interest expense—GAAP	$15,521	$15,586
Adjustment to interest expense(2)	(1,014)	(1,269)
Interest Expense—Economic Income Basis—Non-GAAP	$14,507	$14,317

General, administrative and other expenses—GAAP	$118,646	$121,210
Adjustment to general, administrative and other expenses(3)	(29,595)	(43,371)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$89,051	$77,839
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
Distribution Holiday Economic Income Reconciliation
The table below presents the reconciliation of Distribution Holiday Economic Income to net income (loss) attributable to Class A Shareholders from October 1, 2018, to December 31, 2022.

From October 1, 2018 to December 31, 2022
(dollars in thousands)
Net income attributable to Class A shareholders	$200,506
Change in redemption value of redeemable noncontrolling interests and Preferred Units	(15,690)
Net Income Allocated to Sculptor Capital Management, Inc.—GAAP	184,816
Equity-based compensation, net of RSUs settled in cash	331,065
Deferred cash compensation	(19,563)
Incentive income profit sharing	(8,625)
2020 Term Loan and Debt Securities non-cash discount accretion	21,005
Depreciation, amortization and net gains and losses on fixed assets	32,102
Changes in fair value of warrant liabilities	(6,116)
Changes in tax receivable agreement liability	16,064
Net losses on retirement of debt	41,584
Net losses on investments	9,466
Impairment of right-of-use asset	11,240
Other adjustments	3,845
Income taxes	128,993
Net loss allocated to noncontrolling interests	(85,324)
Net income attributable to redeemable noncontrolling interests	14,612
Less: Dividends paid on 2019 Preferred Units	(6,952)
Less: Dividends to Class A Shareholders declared with respect to such periods	(126,510)
Consolidated entities related items:
Income of consolidated entities	(19,091)
Expenses of consolidated entities	6,579
Net gains of consolidated entities	(750)
Distribution Holiday Economic Income—Non-GAAP	$528,440
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our predominant exposure to market risk is related to our role as general partner or investment manager for the funds, and the sensitivities to movements in the fair value of their investments that may adversely affect our management fees and incentive income. Our risk management committee is responsible for monitoring and providing oversight over various risks that may arise in the course of our business including market risks, counterparty, geopolitical and operational risks, in addition to traditional portfolio risk management.

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
The amount of our AUM in our multi-strategy and opportunistic credit funds is generally based on net asset value (plus unfunded commitments in certain cases). A 10% change in the fair value of the net assets held by our funds as of December 31, 2022 and 2021, would have resulted in changes of approximately $1.5 billion and $1.7 billion, respectively, in AUM. AUM for our real estate funds and securitization vehicles is not based on net asset value.
Additionally, we carry the following financial instruments at fair value: risk retention investments in certain of our CLOs, investments in U.S. government obligations, investments of our consolidated entities, warrants issued by us and our consolidated entity, and notes payable of a consolidated entity. A hypothetical 10% change in the fair value of these instruments would have a corresponding impact on our earnings. Refer to Note 2 of our consolidated financial statements included in this annual report for additional details on how we report the changes in fair value of these instruments.
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
A hypothetical 10% decline in the fair value of the net assets held by our funds would have resulted in a reduction of management fees by approximately $19.1 million in the year ended December 31, 2022 and $20.5 million in the year ended December 31, 2021.

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
We estimate that as of December 31, 2022 and 2021, a hypothetical 10% weakening or strengthening of the U.S. dollar against all foreign currency rates would not have a material direct impact on our revenues, net income attributable to Class A Shareholders or Economic Income. The impact on cash flows from financial instruments would be insignificant.
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movement in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The funds may seek to hedge resulting currency exposure through borrowings in foreign currencies or through the use of derivative financial instruments.
Interest Rate Risk
Borrowings under the 2020 Term Loan and our investments in CLOs accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. We estimate that as of December 31, 2022 and 2021, a hypothetical one percentage increase or decrease in variable interest rates would not have a material direct impact on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income.
Our investment funds hold investments that may be affected by changes in interest rates. A material increase in interest rates would be expected to negatively affect valuation of investments that accrue interest at fixed rates. The actual impact would be dependent upon the average duration of fixed income holdings at the time and may be partially offset by the use of derivative financial instruments and higher interest income on variable rate securities, which would be expected to benefit as these securities would generate higher levels of current income. For funds that pay management fees based on net asset value, we estimate that our management fees would change proportionally with such increases or decreases in net asset value.
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
As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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

Management assessed our internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022. We reviewed the results of management’s assessment and re-assessment with the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has audited our financial statements included in this annual report and issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which is set forth on the following page.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Sculptor Capital Management, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Sculptor Capital Management, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sculptor Capital Management, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 3, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
March 3, 2023

PART III
The information required to be disclosed in this Part III will be included in the definitive proxy statement for our 2023 annual meeting of shareholders, which we refer to as the “Proxy Statement,” and is incorporated into this Part III by reference as indicated below.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.
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
Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our Proxy Statement and is incorporated herein by reference. We will file such Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.

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

10.89.1*
First Amendment to Credit and Guaranty Agreement, dated as of December 20, 2022, among Sculptor Capital LP, as borrower, Sculptor Capital Advisors LP, Sculptor Capital Advisors II LP and the other guarantors party thereto from time to time, the lenders party thereto from time to time and Delaware Life Insurance Company, as administrative agent.

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

10.102+
Third Amendment to Partner Agreement between Each of Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP, and James Levin, dated December 17, 2021, incorporated herein by reference to Exhibit 10.102 of our Yearly Report on Form 10-K, filed on February 25, 2022

10.103+
Management Shareholder Value Creation Plan Performance-Based Restricted Share Award Agreement, dated December 17, 2021, incorporated herein by reference to Exhibit 10.103 of our Yearly Report on Form 10-K, filed on February 25, 2022

10.104+
Form of Class P-4 Common Unit Award Agreement between Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP and James Levin, dated December 17, 2021, incorporated herein by reference to Exhibit 10.104 of our Yearly Report on Form 10-K, filed on February 25, 2022

10.105+
Letter Agreement of Election of Class P Common Units between Each of Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP, and James Levin, dated December 17, 2021, incorporated herein by reference to Exhibit 10.105 of our Yearly Report on Form 10-K, filed on February 25, 2022

10.106+	Sculptor Capital Management, Inc. Clawback Policy dated December 17, 2021, incorporated herein by reference to Exhibit 10.106 of our Yearly Report on Form 10-K, filed on February 25, 2022

10.107+	Partner Agreement Between Sculptor Capital LP and Hap Pollard, dated December 15, 2021, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 6, 2022

10.108+
Partner Agreement Between Sculptor Capital Advisors LP and Hap Pollard, dated December 15, 2021, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on May 6, 2022

10.109+
Partner Agreement Between Sculptor Capital Advisors II LP and Hap Pollard, dated December 15, 2021, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on May 6, 2022

10.110+	The Sculptor Capital Management, Inc. 2022 Incentive Plan, dated June 22, 2022, incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q, filed on August 5, 2022

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 3, 2023

SCULPTOR CAPITAL MANAGEMENT, INC.

By:	/s/ Dava Ritchea
Dava Ritchea
Chief Financial Officer and Executive Managing Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James S. Levin	Chief Executive Officer, Chief Investment Officer, Executive Managing Director and Director (Principal Executive Officer)	March 3, 2023
James S. Levin

/s/ Dava Ritchea	Chief Financial Officer and Executive Managing Director (Principal Financial Officer)	March 3, 2023
Dava Ritchea

/s/ Herbert A. Pollard	Chief Accounting Officer and Executive Managing Director (Principal Accounting Officer)	March 3, 2023
Herbert A. Pollard

/s/ Wayne Cohen	Chief Operating Officer, Executive Managing Director and Director	March 3, 2023
Wayne Cohen

/s/ Marcy Engel	Director	March 3, 2023
Marcy Engel

/s/ Bharath Srikrishnan	Director	March 3, 2023
Bharath Srikrishnan

/s/ Charmel Maynard	Director	March 3, 2023
Charmel Maynard

/s/ David Bonanno	Director	March 3, 2023
David Bonanno

SCULPTOR CAPITAL MANAGEMENT, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Sculptor Capital Management, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sculptor Capital Management, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2023 expressed an unqualified opinion thereon.
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
New York, New York
March 3, 2023

SCULPTOR CAPITAL MANAGEMENT, INC.
PART I - FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Assets
Cash and cash equivalents	$258,863	$170,781
Restricted cash	7,895	7,289
Investments (includes assets measured at fair value of $231,929 and $424,910, including assets sold under agreements to repurchase of $157,107 and $157,721 as of December 31, 2022 and 2021, respectively)	299,059	583,622
Income and fees receivable	56,360	193,636
Due from related parties	32,846	28,037
Deferred income tax assets	257,939	241,759
Operating lease assets	75,861	85,735
Other assets, net	106,442	77,091
Assets of consolidated entities:
Cash and cash equivalents	3	—
Restricted cash and cash equivalents	9,805	234,601
Investments of consolidated entities	544,554	—
Other assets of consolidated entities	2,579	5,304
Total Assets	$1,652,206	$1,627,855
Liabilities and Shareholders’ Equity
Liabilities
Compensation payable	$127,209	$246,261
Unearned income and fees	53,869	62,800
Tax receivable agreement liability	190,245	195,752
Operating lease liabilities	92,045	104,753
Debt obligations	124,176	126,474
Warrant liabilities, at fair value	24,163	65,287
Securities sold under agreements to repurchase	166,632	156,448
Other liabilities	43,049	38,790
Liabilities of consolidated entities:
Notes payable, at fair value	196,106	—
Warrant liabilities, at fair value	596	7,590
Other liabilities of consolidated entities	9,669	10,817
Total Liabilities	1,027,759	1,014,972
Commitments and Contingencies (Note 18)
Redeemable Noncontrolling Interests of Consolidated Entities (Note 4)	237,864	234,600
Shareholders’ Equity
Class A Shares, par value $0.01 per share, 100,000,000 shares authorized; 26,729,608 and 25,668,987 shares issued and 23,707,228 and 25,668,987 shares outstanding as of December 31, 2022 and 2021, respectively	238	257
Class B Shares, par value $0.01 per share, 75,000,000 shares authorized; 33,569,188 and 33,613,023 shares issued and outstanding as of December 31, 2022 and 2021, respectively	336	336
Treasury stock, at cost; 3,022,380 and 0 as of December 31, 2022 and 2021, respectively	(32,495)	—
Additional paid-in capital	255,293	184,691
Accumulated deficit	(276,149)	(253,521)
Accumulated other comprehensive (loss) income	(119)	51
Shareholders’ deficit attributable to Class A Shareholders	(52,896)	(68,186)
Shareholders’ equity attributable to noncontrolling interests	439,479	446,469
Total Shareholders’ Equity	386,583	378,283
Total Liabilities and Shareholders’ Equity	$1,652,206	$1,627,855
    See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Revenues
Management fees	$278,374	$301,945	$270,753
Incentive income	123,434	312,432	616,959
Other revenues	14,014	7,351	9,218
Income of consolidated entities	3,180	4,340	90
Total Revenues	419,002	626,068	897,020

Expenses
Compensation and benefits	321,319	411,463	409,228
Interest expense	15,521	15,586	21,100
General, administrative and other	118,646	121,210	232,187
Expenses of consolidated entities	2,753	2,823	53
Total Expenses	458,239	551,082	662,568

Other Loss
Changes in fair value of warrant liabilities	41,124	(27,460)	(7,548)
Changes in tax receivable agreement liability	(11,266)	(9,238)	(2,554)
Net losses on retirement of debt	—	(30,198)	(5,011)
Net (losses) gains on investments	(33,664)	11,537	10,611
Net gains (losses) of consolidated entities	3,419	(481)	—
Total Other Loss	(387)	(55,840)	(4,502)

(Loss) Income Before Income Taxes	(39,624)	19,146	229,950
Income taxes	(6,968)	13,705	75,272
Consolidated Net (Loss) Income	(32,656)	5,441	154,678
Less: Net loss attributable to noncontrolling interests	23,912	11,316	22,956
Less: Net (income) loss attributable to redeemable noncontrolling interests	(7,466)	562	—
Net (Loss) Income Attributable to Sculptor Capital Management, Inc.	(16,210)	17,319	177,634
Change in redemption value of redeemable noncontrolling interests	4,202	(25,924)	(6,952)
Net (Loss) Income Attributable to Class A Shareholders	$(12,008)	$(8,605)	$170,682

(Loss) Earnings per Class A Share
(Loss) Earnings per Class A Share - basic	$(0.48)	$(0.34)	$7.55
(Loss) Earnings per Class A Share - diluted	$(1.77)	$(0.56)	$3.00
Weighted-average Class A Shares outstanding - basic	25,213,554	24,951,871	22,597,829
Weighted-average Class A Shares outstanding - diluted	26,265,640	40,810,782	49,872,078

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Consolidated net (loss) income	$(32,656)	$5,441	$154,678
Other Comprehensive (Loss) Income, Net of Tax
Other comprehensive (loss) income - currency translation adjustment	(170)	(1,506)	1,809
Comprehensive (Loss) Income	(32,826)	3,935	156,487
Less: Comprehensive loss attributable to noncontrolling interests	23,912	12,141	21,879
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests	(7,466)	562	—
Comprehensive (Loss) Income Attributable to Sculptor Capital Management, Inc.	$(16,380)	$16,638	$178,366

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Sculptor Capital Management, Inc. Shareholders
	Class A Shares	Class B Shares	Treasury Stock Shares	Class A Shares Par Value	Class B Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
	(dollars in thousands, except share data)
Balance at January 1, 2022	25,668,987	33,613,023	—	$257	$336	$184,691	$(253,521)	$51	$—	$(68,186)	$446,469	$378,283
Equity-based compensation, net of taxes	1,060,621	(43,835)	—	11	—	66,222	—	—	—	66,233	8,212	74,445
Repurchase of Class A Shares	(3,022,380)	—	3,022,380	(30)	—	—	—	—	(32,495)	(32,525)	—	(32,525)
Dividend equivalents on Class A restricted share units	—	—	—	—	—	178	(178)	—	—	—	—	—
Change in redemption value of SPAC Class A Shares	—	—	—	—	—	4,202	—	—	—	4,202	—	4,202
Cash dividends declared on Class A Shares ($0.25 per share)	—	—	—	—	—	—	(6,240)	—	—	(6,240)	—	(6,240)
Consolidated net loss, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(16,210)	—	—	(16,210)	(23,912)	(40,122)
Currency translation adjustment	—	—	—	—	—	—	—	(170)	—	(170)	—	(170)
Capital contributions	—	—	—	—	—	—	—	—	—	—	16,648	16,648
Capital distributions	—	—	—	—	—	—	—	—	—	—	(7,938)	(7,938)
Balance at December 31, 2022	23,707,228	33,569,188	3,022,380	$238	$336	$255,293	$(276,149)	$(119)	$(32,495)	$(52,896)	$439,479	$386,583

Balance at January 1, 2021	22,903,571	32,824,538	—	$229	$328	$166,917	$(178,674)	$732	$—	$(10,468)	$445,348	$434,880
Equity-based compensation, net of taxes	2,451,569	2,134,059	—	25	21	39,697	—	—	—	39,743	16,768	56,511
Exchange of Group A Units for Class A Shares	313,847	(1,345,574)	—	3	(13)	(3,964)	—	—	—	(3,974)	(4,098)	(8,072)
Dividend equivalents on Class A restricted share units	—	—	—	—	—	7,965	(7,965)	—	—	—	—	—
Change in redemption value of SPAC Class A Shares	—	—	—	—	—	(25,924)	—	—	—	(25,924)	—	(25,924)
Cash dividends declared on Class A Shares ($3.47 per share)	—	—	—	—	—	—	(84,201)	—	—	(84,201)	—	(84,201)
Consolidated net income (loss), excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	17,319	—	—	17,319	(11,316)	6,003
Currency translation adjustment	—	—	—	—	—	—	—	(681)	—	(681)	(825)	(1,506)
Capital contributions	—	—	—	—	—	—	—	—	—	—	6,693	6,693
Capital distributions	—	—	—	—	—	—	—	—	—	—	(6,101)	(6,101)
Balance at December 31, 2021	25,668,987	33,613,023	—	$257	$336	$184,691	$(253,521)	$51	$—	$(68,186)	$446,469	$378,283

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — (continued)

	Sculptor Capital Management, Inc. Shareholders
	Class A Shares	Class B Shares	Treasury Stock Shares	Class A Shares Par Value	Class B Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
	(dollars in thousands, except share data)
Balance at January 1, 2020	21,284,945	29,208,952	—	$213	$292	$117,936	$(343,759)	$—	$—	$(225,318)	$440,779	$215,461
Equity-based compensation, net of taxes	1,618,626	3,615,586	—	16	36	54,997	—	—	—	55,049	20,995	76,044
Dividend equivalents on Class A restricted share units	—	—	—	—	—	936	(936)	—	—	—	—	—
Change in redemption value of Preferred Units	—	—	—	—	—	(6,952)	—	—	—	(6,952)	—	(6,952)
Cash dividends declared on Class A Shares ($0.53 per share)	—	—	—	—	—	—	(11,613)	—	—	(11,613)	—	(11,613)
Consolidated net income (loss), excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	177,634	—	—	177,634	(22,956)	154,678
Currency translation adjustment	—	—	—	—	—	—	—	732	—	732	1,077	1,809
Capital contributions	—	—	—	—	—	—	—	—	—	—	10,878	10,878
Capital distributions	—	—	—	—	—	—	—	—	—	—	(5,425)	(5,425)
Balance at December 31, 2020	22,903,571	32,824,538	—	$229	$328	$166,917	$(178,674)	$732	$—	$(10,468)	$445,348	$434,880

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net (loss) income	$(32,656)	$5,441	$154,678
Adjustments to reconcile consolidated net (loss) income to net cash provided by (used in) operating activities:
Amortization of equity-based compensation	88,040	62,989	80,420
Depreciation, amortization and net gains and losses on fixed assets	4,872	9,058	7,124
Changes in fair value of warrant liabilities	(41,124)	27,460	7,548
Net losses on retirement of debt	—	30,198	5,011
Deferred income taxes	(15,067)	5,414	69,456
Non-cash lease expense	19,063	32,050	21,398
Net losses (gains) on investments, net of dividends	37,837	55	(7,840)
Operating cash flows due to changes in:
Income and fees receivable	137,002	345,865	(324,074)
Due from related parties	(5,048)	(13,896)	1,413
Other assets, net	(39,601)	5,787	(692)
Compensation payable	(126,635)	8,313	44,426
Unearned income and fees	(8,931)	920	771
Tax receivable agreement liability	(5,507)	2,018	(15,459)
Operating lease liabilities	(21,446)	(22,716)	(22,313)
Other liabilities	4,557	(9,966)	(13,444)
Consolidated entities related items:
Net (gains) losses of consolidated entities	(1,971)	481	—
Purchases of investments	(599,907)	—	—
Proceeds from sale of investments	245,605	—	—
Other assets of consolidated entities	(1,085)	(5,786)	649
Other liabilities of consolidated entities	22,802	(6,955)	(389)
Net Cash (Used in) Provided by Operating Activities	(339,200)	476,730	8,683

Cash Flows from Investing Activities
Purchases of fixed assets	(540)	(4,894)	(2,639)
Purchases of United States government obligations	(98,082)	(384,655)	(340,334)
Maturities and sales of United States government obligations	279,386	283,190	383,101
Investments in funds	(139,850)	(112,941)	(32,210)
Return of investments in funds	202,304	28,975	7,453
Consolidated entities related items:
Purchases of United States government obligations by SPAC	(235,040)	—	—
Net Cash Provided by (Used in) Investing Activities	8,178	(190,325)	15,371

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Cash Flows from Financing Activities
Amounts paid in exchange of Group A Units	—	(11,100)	—
Redemption of Preferred Units	—	—	(156,952)
Contributions from noncontrolling interests	16,648	6,693	10,878
Distributions to noncontrolling interests	(7,938)	(6,101)	(5,425)
Dividends on Class A Shares	(6,240)	(84,201)	(11,613)
Proceeds from debt obligations, net of issuance costs	6,954	9,112	311,773
Repayment of debt obligations, including prepayment costs	(10,740)	(249,731)	(245,036)
Proceeds from securities sold under agreements to repurchase, net of issuance costs	20,395	45,878	16,605
Purchases of treasury stock	(32,495)	—	—
Other, net	(6,584)	(4,992)	(2,940)
Consolidated entities related items:
Proceeds from debt obligations of consolidated entities, net of issuance costs	215,733	234,600	—
Net Cash Provided by (Used in) Financing Activities	195,733	(59,842)	(82,710)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(816)	(869)	194
Net change in cash and cash equivalents and restricted cash	(136,105)	225,694	(58,462)
Cash and cash equivalents and restricted cash, beginning of period	412,671	186,977	245,439
Cash and Cash Equivalents and Restricted Cash, End of Period	$276,566	$412,671	$186,977

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$12,721	$13,722	$15,530
Income taxes	$8,125	$7,581	$5,280

Non-cash transactions:
Assets related to initial consolidation of funds	$16,699	$—	$—
Liabilities related to initial consolidation of funds	$2,364	$—	$—
Assets related to deconsolidation of funds	$90,000	$—	$—
Liabilities related to deconsolidation of funds	$29,857	$—	$—

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$258,863	$170,781	$183,815
Restricted cash	7,895	7,289	3,162
Cash and cash equivalents of consolidated entities	3	—	—
Restricted cash and cash equivalents of consolidated entities	9,805	234,601	—
Total Cash and Cash Equivalents and Restricted Cash	$276,566	$412,671	$186,977

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
The Company manages multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds, and other alternative investment vehicles. Through Institutional Credit Strategies, the Company’s asset management platform that invests in performing credits, the Company manages collateralized loan obligations (“CLOs”), aircraft securitization vehicles, collateralized bond obligations (“CBOs”), structured alternative investment solutions, commingled products and other customized solutions for clients.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
The Company conducts its operations through the Sculptor Operating Group. The following is a list of the outstanding units of the Sculptor Operating Partnerships as of December 31, 2022:
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
•Group E Units—Group E Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains upon satisfaction of a certain performance condition. Each Group E Unit converts into a Group A Unit and becomes exchangeable for one Class A Share (or the cash equivalent thereof) to the extent there has been a sufficient amount of appreciation for a Group E Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee, which consists of the Chief Executive Officer and the Chief Financial Officer of Sculptor Capital Management, Inc.). The Group E Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

liquidity event only to the extent of their relative positive capital accounts (if any). Holders of Group E Units do not receive distributions during the Distribution Holiday. See Note 3 for additional details. Group E Unit grants are accounted for as equity-based compensation. See Note 13 for additional information.
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
•Preferred Units—The Preferred Units were non-voting preferred equity interests in the Sculptor Operating Partnerships. Preferred Units issued in 2016 and 2017 are collectively referred to as the “2016 Preferred Units.” The 2016 Preferred Units were redeemed in full as a part of the Recapitalization. The Preferred Units issued in 2019 are referred to as the “2019 Preferred Units.” The 2019 Preferred Units were redeemed in full at a 25% discount in the fourth quarter of 2020.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The following table presents the number of shares and units of the Company and the Sculptor Operating Partnerships, respectively, that were outstanding as of December 31, 2022:

As of December 31, 2022
Sculptor Capital Management, Inc.
Class A Shares	23,707,228
Class B Shares	33,569,188
Restricted Class A Shares (“RSAs”)	5,204,770
Restricted Share Units (“RSUs”)	2,453,809
Performance-based RSUs (“PSUs”)	912,500
Warrants to purchase Class A Shares (Note 8)	4,338,015

Sculptor Operating Partnerships
Group A Units	15,025,994
Group A-1 Units	9,244,477
Group B Units	23,707,228
Group E Units	13,014,158
Group P Units	5,348,572
The Company grants RSAs, RSUs and PSUs to its employees and executive managing directors as a form of compensation. These grants are accounted for as equity-based compensation. See Note 13 for additional information. In addition, the Company has 3,022,380 shares of treasury stock as of December 31, 2022.
Share Repurchase Program
In February 2022, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. The Company records its treasury stock repurchases at cost on a trade date basis. As of December 31, 2022, the Company repurchased 3,022,380 Class A Shares at a cost of $32.5 million for an average price of $10.75 per share through open market purchase transactions. As of December 31, 2022, $67.5 million remained available for repurchase of the Company’s common stock under the share repurchase program. All of the repurchased shares are classified as treasury stock in the Company’s consolidated balance sheets.
The repurchase program has no expiration date. The Company may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions and other opportunities that the Company may have for the use or investment of its cash balances. The repurchase program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice.
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
DECEMBER 31, 2022

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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Consolidation of Structured Alternative Investment Solution and Other Funds
In the first quarter of 2022, the Company consolidated a fund it manages as a result of an increase in the Company’s investment in the vehicle, which resulted in the Company having a controlling financial interest in the VIE; the fund was subsequently deconsolidated in the first quarter of 2022 as the Company determined it was no longer the primary beneficiary as a result of the Company’s redemption of its economic exposure to the fund. The Company recognized no gain or loss from consolidation and deconsolidation of the fund in the first quarter of 2022.
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
The structured alternative investment solution is a VIE since it lacks sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties, as it is financed through senior, mezzanine and subordinated notes. The Company consolidates the entity, as it has the power to direct the activities that most significantly impact the vehicle’s economic performance, and the Company has the right to receive benefits or the obligation to absorb losses of the vehicle in the form of its retained interest that could potentially be significant to the vehicle. The Company invested approximately $127.8 million in the vehicle. The collateral assets of the consolidated entity are held solely to satisfy the obligations of the entity, and the investors in the consolidated vehicle have no recourse against the Company for any losses sustained by the entity.
For additional information related to the Company’s VIEs see Note 6.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Allocations of Sculptor Operating Group Earnings and Capital
Prior to the Recapitalization, the attribution of net income (loss) of each Sculptor Operating Partnership was based on the relative ownership percentages of the Group A Units (noncontrolling interests) and the Group B Units (indirectly held by the Registrant). In applying the substantive profit-sharing arrangements in the Sculptor Operating Partnership limited partnership agreements to the Company’s consolidated financial statements, for periods subsequent to the Recapitalization and for the duration of the Distribution Holiday, the Company will allocate net income of each Sculptor Operating Partnership in any fiscal year solely to the Group B Units and any net loss on a pro rata basis based on the relative ownership percentages of the Group A Units and Group B Units. To the extent a Sculptor Operating Partnership incurs a net loss in an interim period, any net income recognized in a subsequent interim period in the same fiscal year is allocated on a pro rata basis to the extent of previously allocated net loss. Conversely, to the extent a Sculptor Operating Partnership recognizes net income in an interim period, any net loss incurred in a subsequent interim period in the same fiscal year is allocated solely to the Group B Units to the extent of previously allocated net income.
As of December 31, 2022, Group P Units are not participating in the earnings of the Sculptor Operating Group, as certain service and market performance conditions, as described in Note 13, have not been met as of the reporting period end.
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
In 2021, the Company consolidated a SPAC which issued redeemable Class A Shares. Amounts relating to these interests in the consolidated entity are presented as redeemable noncontrolling interests in the consolidated balance sheets. Profits and losses attributable to these interests are presented as net income (loss) attributable to redeemable noncontrolling interests in the consolidated statements of operations. Redeemable noncontrolling interests also included Preferred Units up until their redemption in November 2020, as described below.
The redeemable noncontrolling interests related to the SPAC were initially recorded at their original issue price, net of offering costs and the initial fair value of separately traded warrants. At each balance sheet date, the carrying value of the redeemable interest is presented at the redemption amount. The Company recognizes changes in the redemption amount immediately as they occur and adjusts the carrying value of the security at the end of each reporting period through a charge against additional paid-in capital for the difference between the carrying value of the SPAC’s Class A ordinary shares, adjusted for SPAC’s earnings attributable to noncontrolling interest holders, and their redemption value. As of December 31, 2022, all 23,000,000 Class A ordinary shares of the SPAC were classified outside of permanent equity as the redemption is outside the Company’s control. See Note 4 for additional information regarding noncontrolling interests.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Management Fees
Management fees for the Company’s multi-strategy funds typically range from 1.00% to 2.00% annually of fee-paying assets under management based on the net asset value of these funds. For the Company’s opportunistic credit funds, management fees typically range from 0.75% to 2.25% annually based on the net asset value of these funds. Management fees for Institutional Credit Strategies, which primarily relate to CLOs, generally range from 0.25% to 0.50% annually based on the par value of the collateral and cash held in the CLOs. Management fees for the Company’s real estate funds, exclusive of co-investment vehicles, generally range from 0.75% to 1.50% annually based on the amount of capital committed or invested during the investment period, and on the amount of invested capital after the investment period. Management fees are recognized over the period during which the related services are performed.
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
DECEMBER 31, 2022

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
Other Revenues
Other revenues consist primarily of interest income on investments in CLOs and cash and cash equivalents and subrental income. Interest income is recognized on an effective yield basis. Subrental income is recognized on a straight-line basis over the lease term. For the years ended December 31, 2022, 2021, and 2020, the Company recognized $10.1 million, $4.8 million, and $7.0 million, respectively, of interest income.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Cash and Cash Equivalents and Restricted Cash
The Company considers highly-rated liquid investments that have an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents (excluding investments in U.S. government obligations, as discussed below) are recorded at amortized cost plus accrued interest. Interest income from cash and cash equivalents is recorded in other revenues in the consolidated statements of operations. As of December 31, 2022, excluding investments in U.S. government obligations, substantially all of the Company’s cash and cash equivalents were held with one major financial institution, which exposes the Company to a certain degree of credit risk concentration.
Restricted cash represents the security deposit on the New York office lease, as well as amounts that are restricted as to usage due to regulatory reasons. Restricted cash of consolidated entities relates to amounts held by the Company’s consolidated structured alternative investment solution which is restricted for use.
Investments
Investments in CLOs
The Company elected to measure its investments in CLOs at fair value through consolidated net income (loss). Changes in fair value of these investments are included within net (losses) gains on investments in the consolidated statements of operations. The Company accrues interest income on its investments in CLOs using the effective interest method.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Investments in Other Funds
The Company’s equity investments in funds, where the Company exercises significant influence but for which the Company has not elected the fair value option, are accounted for under the equity method of accounting. The Company recognizes its share of earnings within net (losses) gains on investments in the consolidated statements of operations. The carrying amounts of equity method investments are recorded in investments in the consolidated balance sheets.
Investments in U.S. Government Obligations
The Company invests in U.S. government obligations to manage excess liquidity. These investments are carried at fair value, as the Company has elected the fair value option. Interest income on such securities is separately presented from the overall change in fair value and is recognized in other revenues in the consolidated statements of operations. Any remaining change in fair value of such securities is recognized in net (losses) gains on investments in the consolidated statements of operations. These investments are recorded in the consolidated balance sheet within cash and cash equivalents for investments with an original maturity from the date of purchase of three months or less, and within investments for those longer than three months. Interest income and changes in fair value of these investments were immaterial for the years ended December 31, 2022, 2021 and 2020.
As of December 31, 2022, $238.0 million of U.S. Treasury bills held by SAC I are restricted for use, and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in SAC I’s trust agreement. These amounts are presented within investments of consolidated entities in the consolidated balance sheets.
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
DECEMBER 31, 2022

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
Subrental income is recognized on a straight-line basis over the lease term and is included within other revenues in the consolidated statements of operations. Where the Company has entered into a sublease arrangement, the Company will evaluate the lease arrangement for impairment. To the extent an impairment of the right-of-use lease asset is recognized, the Company will recognize lease impairment and subsequently amortize the remaining lease asset on a straight-line basis over the remaining lease term within general, administrative and other expenses in the consolidated statements of operations.
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
Cloud Computing Costs
The Company entered into a certain cloud computing arrangement with a third party that provides the Company with an access to and use of certain software and services. The Company accounts for this arrangement as a service contract (“Hosting Arrangement”). The Company evaluates implementation costs for the Hosting Arrangement under the internal-use software framework. Costs related to preliminary project activities and post implementation activities are expensed as incurred, whereas costs incurred in the development stage are generally capitalized until the project is substantially complete and ready for its intended use. The Company reports the capitalized cloud computing costs in other assets, net in the consolidated balance sheets. The capitalized implementation costs will be amortized, once the project is ready for its intended use, over the expected term of the Hosting Arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewals, and will be presented in the same line item in the consolidated statements of operations as the expense for fees for the associated Hosting Arrangement. The Company will report the amortized costs in the general, administrative and other in the consolidated statements of operations.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
The Company measures the financial assets of the consolidated structured alternative investment solution, an investment company, at fair value using net asset value (“NAV”) per share of the underlying funds. The Company may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with the requirements of GAAP. The terms of the investments in underlying funds generally provide for minimum holding or lock-up periods, as well as redemption restrictions. Refer to Note 5 for further disclosures of investments for which fair value is measured using NAV per share.
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
In 2021, the Company consolidated a SPAC. The SPAC accrues interest income on U.S. government obligations held in a trust account, and incurs certain operational expenses related to legal, insurance and deal research costs. The Class A shares issued by the consolidated SPAC are redeemable for cash by the public shareholders in the event the SPAC is unable to complete a business combination or a tender offer provision by a set date. Therefore, the investors’ interests in the SPAC are classified

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

within redeemable noncontrolling interests in the consolidated balance sheets. Allocations of earnings to these shares are reflected within net income (loss) attributable to redeemable noncontrolling interests in the consolidated statements of operations. Additionally, the accretion of the redeemable noncontrolling interests to redemption value is recorded within change in redemption value of redeemable noncontrolling interests in the consolidated statements of operations. The SPAC also issued warrants which are described earlier in this note.
Income of Consolidated Entities
Income of consolidated entities consists of interest income, dividend income and other miscellaneous items. Interest income is recognized on an effective yield basis. The consolidated entities may place debt obligations, including bank debt and other participation interests, on non-accrual status and, when necessary, reduce current interest income by charging off any interest receivable when collection of all or a portion of such accrued interest has become doubtful. The balance of non-accrual investments as of December 31, 2022, and the impact of such investments for the year ended December 31, 2022 were not material. Dividend income is recorded on the ex-dividend date, net of withholding taxes, if applicable. Premiums and discounts were amortized and accreted, respectively, to income of consolidated entities in the consolidated statements of operations.
Expenses of Consolidated Entities
Expenses of consolidated entities consist of interest expense, general, administrative and other miscellaneous expenses. Interest expense is recognized on an effective yield basis.
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
Assets of the consolidated structured alternative investment solution are presented within investments of consolidated entities, and liabilities due to third parties are presented within notes payable, at fair value within liabilities of consolidated entities in the consolidated balance sheets. Changes in the fair value of the vehicle’s financial assets and liabilities and related interest and other income are presented within net gains (losses) of consolidated entities, and ongoing expenses of the vehicle are presented as expenses of consolidated entities in the consolidated statements of operations.
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
Recently Adopted Accounting Pronouncements
No changes to GAAP that went into effect in the year ended December 31, 2022, had a material effect on the Company’s consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
As part of the Recapitalization in February 2019, (i) $200.0 million of the 2016 Preferred Units was restructured into an unsecured senior subordinated term loan (the “Debt Securities”) and (ii) $200.0 million of the 2016 Preferred Units was restructured into 2019 Preferred Units. As a result of the Recapitalization, Preferred Units reported in redeemable noncontrolling interests in the Company’s balance sheet decreased to a balance of $150.0 million, which represented the redemption value of the 2019 Preferred Units net of the negotiated prepayment discount available as of that date. The adjustment to the redemption value was taken as an adjustment to the net income (loss) allocable to Class A Shareholders. The restructuring of the 2016 Preferred Units into Debt Securities resulted in the Company initially recognizing the Debt Securities at fair value of $167.8 million net of discount and debt issuance costs, and the discounts and debt issuance costs were amortized through interest expense through the date the Debt Securities were repaid in November 2020.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Distribution Holiday. Following the termination of the Distribution Holiday, Group A Units and Group E Units (whether vested or unvested) shall receive distributions even if such units have not been booked-up.
The Distribution Holiday was effective retroactively to October 1, 2018. As a result, in the year ended December 31, 2019, the Company recorded an increase of $37.8 million to additional paid-in capital and a reduction of $39.1 million to noncontrolling interests to reallocate a portion of pre-Recapitalization earnings and related income tax effects from noncontrolling interests to the Company’s additional paid-in capital. Such adjustment was recorded within Recapitalization adjustment in the consolidated statement of shareholders’ equity (deficit).
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
Sculptor Operating Group Ownership
The Company’s equity interest in the Sculptor Operating Group decreased to 45.8% as of December 31, 2022, from 47.8% as of December 31, 2021. Changes in the Company’s interest in the Sculptor Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Group A Units and Group P Units for Class A Shares, at which time the related Class B Shares are also canceled; (ii) vesting of RSAs; (iii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, 2013 Incentive Plan and 2022 Incentive Plan related to the settlement of RSUs or PSUs; (iv) the forfeiture of Group A Units and participating Group P Units by a departing executive managing director; and (v) the repurchase of Class A Shares and Group A Units. The Company’s interest in the Sculptor Operating Group is generally expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Group A Units and Group P Units, as well as the settlement of vested RSUs, PSUs and RSAs. However, additional repurchases of Class A Shares under the Company’s 2022 Share Repurchase Program may lead to a decrease of the Company’s interest in the Sculptor Operating Group. Additionally, the Company’s economic interest in the Sculptor Operating Group will decline when Group P Units begin to participate, as described in Note 13.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The table below sets forth the calculation of noncontrolling interests related to the Group A Units for each Sculptor Operating Partnership (rounding differences may occur). The blended participation percentages presented below take into account ownership changes throughout the periods presented.

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)

Sculptor Capital LP
Net income (loss)	$28,586	$(1,922)	$(56,514)
Blended participation percentage	0%	37%	41%
Net Loss Attributable to Group A Units	$—	$(710)	$(23,259)

Sculptor Capital Advisors LP
Net (loss) income	$(17,436)	$(36,803)	$155,967
Blended participation percentage	39%	37%	0%
Net Loss Attributable to Group A Units	$(6,764)	$(13,589)	$—

Sculptor Capital Advisors II LP
Net (loss) income	$(51,070)	$59,129	$128,295
Blended participation percentage	39%	0%	0%
Net Loss Attributable to Group A Units	$(19,812)	$—	$—

Total Sculptor Operating Group
Net (loss) income	$(39,920)	$20,404	$227,748
Blended participation percentage	67%	-70%	-10%
Net Loss Attributable to Group A Units	$(26,576)	$(14,299)	$(23,259)

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The following table presents the components of the net loss attributable to noncontrolling interests:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Group A Units	$(26,576)	$(14,299)	$(23,259)
Other	2,664	2,983	303
	$(23,912)	$(11,316)	$(22,956)
The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	December 31, 2022	December 31, 2021

	(dollars in thousands)
Group A Units	$412,941	$431,304
Other	26,538	15,165
	$439,479	$446,469
Redeemable noncontrolling interests
The Preferred Units (which were redeemed in the fourth quarter of 2020) were redeemable outside of the Company’s control. These interests were classified within redeemable noncontrolling interests in the consolidated balance sheets. Additionally, in 2021 the Company consolidated the SPAC it sponsors. The Class A shares issued by the consolidated SPAC are redeemable for cash by the public shareholders in the event the SPAC is unable to complete a business combination or a tender offer provision by a set date. Therefore, the investors’ interests in the SPAC are classified within redeemable noncontrolling interests in the consolidated balance sheets.
The following table presents the activity in redeemable noncontrolling interests for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	SPAC	SPAC	Preferred Units

	(dollars in thousands)
Beginning balance	$234,600	$—	$150,000
SPAC initial carrying value	—	209,238	—
Change in redemption value of Class A Shares of consolidated SPAC	(4,202)	25,924	—
Change in redemption value of Preferred Units	—	—	6,952
Redemption of 2019 Preferred Units, net of discount	—	—	(156,952)
Comprehensive income (loss)	7,466	(562)	—
Ending Balance	$237,864	$234,600	$—
Exchange of Group A Units for Class A Shares and Cash
On November 3, 2021, the Company exchanged 993,512 Sculptor Operating Group A Units held by certain former executive managing directors for a combination of $11.1 million cash and 313,847 Class A Shares. The Company exchanged

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
As a result of the transaction, the Company recorded a decrease to paid-in capital of $4.0 million and a decrease to noncontrolling interests of $4.1 million. The Class A Share exchange also generated an increase to the tax receivable liability of $3.4 million. The exchange for Class A Shares and cash, also resulted in $6.5 million of additional deferred income tax assets for tax deductible goodwill, that is expected to be subsequently amortized, and result in future taxable deductions and cash savings to the Company. The net increase in the deferred income tax assets was recorded as an increase to paid-in capital.
5. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	December 31, 2022	December 31, 2021

	(dollars in thousands)
U.S. government obligations, at fair value	$24,782	$205,400
CLOs, at fair value	207,147	219,510
Equity method investments	67,130	158,712
Total Investments	$299,059	$583,622

Investments of Consolidated Entities	$544,554	$—
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
Investments of consolidated entities include both investments of the Company’s consolidated SPAC, which consists of investments in U.S. Treasury bills held in a trust account and measured at fair value, as well as investments held by the Company’s consolidated structured alternative investment solution. The investments of the consolidated structured alternative investment solution that the Company manages are generally measured at fair value using the NAV per share practical expedient. The Company may determine based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses in accordance with GAAP. The Company does not categorize investments where fair value is measured using the NAV practical expedient within the fair value hierarchy.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The following table summarizes the fair value of the investments of the structured alternative investment solution that are measured using the NAV practical expedient by strategy type and ability to redeem such investments as of December 31, 2022:

Fund Type(1)	Fair Value (as of December 31, 2022)	Redemption Frequency(2)	Redemption Notice Period(2)
	(dollars in thousands)
Multi-strategy	68,891	Quarterly - Annually	30 days - 90 days
Credit	228,936	Monthly - Annually(3)	30 days - 90 days
Real estate	8,763	None(4)	N/A
Total	$306,590
_______________
(1)The structured alternative investment solution invests in both open-ended and close-ended funds. The investments in each fund may represent investments in a particular tranche of such fund subject to different withdrawal rights.
(2)$148.8 million of investments are subject to an initial lock-up period of three years during which time no withdrawals or redemptions are allowed. Once the lock-up period ends, the investments are able to be redeemed with the frequency noted above.
(3)23% of these investments are in closed-end funds which cannot be redeemed, as distributions will be received as the underlying assets are liquidated, which is expected to be approximately six years.
(4)100% of these investments are in closed-end funds which cannot be redeemed, as distributions will be received as the underlying assets are liquidated, which is expected to be approximately seven to nine years.

As of December 31, 2022, the structured alternative investment solution had unfunded commitments of $90.1 million related to the investments presented in the table above.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2022:

	As of December 31, 2022
	Level I	Level II	Level III	NAV	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
U.S. government obligations	$19,937	$—	$—	$—	$19,937

Included within investments:
U.S. government obligations	$24,782	$—	$—	$—	$24,782
CLOs(1)	$—	$—	$207,147	$—	$207,147

Included within investments of consolidated entities:
U.S. government obligations	$237,964	$—	$—	$—	$237,964
Investments in funds	—	—	—	306,590	306,590
Investments of Consolidated Entities	$237,964	$—	$—	$306,590	$544,554

Liabilities, at Fair Value
Warrants	$—	$—	$24,163	$—	$24,163

Liabilities of consolidated entities:
Warrants	$596	$—	$—	$—	$596
Notes payable	$—	$—	$196,106	$—	$196,106
_______________
(1) As of December 31, 2022, investments in CLOs had contractual principal amounts of $212.0 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Reconciliation of Fair Value Measurements Categorized within Level III
Gains and losses on investments categorized within Level III, excluding those related to investments of consolidated entities and foreign currency translation adjustments, are recorded within net (losses) gains on investments in the consolidated statements of operations. Gains and losses related to foreign currency translation adjustments are recorded in the statements of comprehensive income (loss), and gains and losses related to investment of consolidated entities are recorded within net gains (losses) of consolidated entities. Amortization of premium, accretion of discount and foreign exchange gains and losses on non-U.S. dollar investments are also included within gains and losses in the tables below. Changes in fair value of warrant liabilities are included in other loss in the consolidated statements of operations. In the first quarter of 2022, the warrants of the consolidated SPAC began to trade publicly, and as such, were transferred from Level III to Level I. Changes in fair value of warrant liabilities and notes payable of the consolidated entities are included in net gains (losses) of consolidated entities in the consolidated statements of operations. The Company elected to measure its investments in CLOs, U.S. government obligations and notes payable of the consolidated fund at fair value through consolidated net (loss) income in order to simplify its accounting for these instruments.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The following tables summarizes the changes in the Company’s Level III financial assets and liabilities for the periods presented:

	December 31, 2021	Transfers In		Transfers Out		Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	December 31, 2022
	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$219,510	$—		$—		$30,346	$(13,021)	$(18,335)	$(11,353)	$207,147

Investments of consolidated entities:
Bank Debt	$—	$3,603	(1)	$(30,962)	(1)	$56,425	$(27,405)	$(1,661)	$—	$—

Liabilities, at Fair Value
Warrants	$65,287	$—		$—		$—	$—	$41,124	$—	$24,163

Liabilities of consolidated entities:
Warrants	$7,590	$—		$(3,450)	(2)	$—	$—	$4,140	$—	$—
Notes payable	$—	$—		$—		$215,733	$—	$19,627	$—	$196,106
_______________
(1) Transfers into and out of Level III in bank debt include $2.3 million related to the consolidation (Transfers In) and $14.0 million related to the subsequent deconsolidation (Transfers Out) of a fund that the Company manages.
(2) Transfers out of Level III into Level I related to warrants of consolidated entities that became publicly traded with available quoted prices during the first quarter of 2022.

	December 31, 2020	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	December 31, 2021

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$205,510	$41,296	$(16,460)	$1,019	$(11,855)	$219,510

Liabilities, at Fair Value
Warrants	$37,827	$—	$—	$(27,460)	$—	$65,287

Liabilities of consolidated entities:
Warrants	$—	$7,590	$—	$—	$—	$7,590

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The table below summarizes the net change in unrealized gains and (losses) on the Company’s Level III financial instruments outstanding as of the reporting date:

	Year Ended December 31,
	2022	2021

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$(29,688)	$(10,081)

Liabilities, at Fair Value
Warrants	$41,124	$(27,460)

Liabilities of consolidated entities:
Notes payable	$19,627	$—
Level III Valuation Techniques
Financial instruments classified within Level III of the fair value hierarchy are comprised of CLOs, warrant liabilities and warrants and notes payable of consolidated entities.
Investments in CLOs are valued using independent pricing services. The Company performs procedures over the values provided by the pricing services, as discussed above.
Warrant liabilities of the Company are valued by independent pricing services using a Black-Scholes option pricing model, for which the Company’s Class A share price, warrant exercise price, risk free rate, volatility, dividend yield and term to expiry are the primary inputs to the valuation. The significant unobservable quantitative input used for the fair value measurement of the warrant liabilities of the Company, which are categorized as Level III under the fair value hierarchy, was volatility. The volatility used in the fair value measurement was 56.14% as of December 31, 2022.
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
Financial Instruments Not Measured at Fair Value
As of December 31, 2022, the Company’s debt obligations had a fair value of $102.6 million and a carrying value of $124.2 million. Management estimates that the carrying value of the Company’s repurchase agreements approximated their fair value as of December 31, 2022. The fair value measurements for the Company’s debt obligations and repurchase agreements are categorized as Level III within the fair value hierarchy. The fair value measurements for the Company’s CLO Investments Loans (as defined in Note 8) and repurchase agreements were determined using independent pricing services. The fair value measurement for the Company’s 2020 Term Loan (as defined in Note 8) was determined using a discounted cash flow model. Management estimates that the carrying value of the Company’s other financial instruments approximated their fair values as of December 31, 2022.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Loans Sold to CLOs Managed by the Company
From time to time the Company may sell loans to CLOs managed by the Company. These loans are purchased by the Company in the open market and simultaneously sold for cash to the CLOs. The loans are accounted for as transfers of financial assets as they meet the criteria for derecognition under U.S. GAAP. No loans were sold in each of the years ended December 31, 2022 and 2021. The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold loans in the past. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issued by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. As of December 31, 2022 and 2021, the Company’s investments in these retained interests had a fair value of $78.6 million and $87.9 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. For the years ended December 31, 2022 and 2021, the Company received $3.5 million and $2.7 million, respectively, of interest and principal payments related to the retained interests.
The Company may from time to time refinance its investment in CLOs. If a refinanced CLO investment is considered substantially different from the original CLO investment, the refinancing is accounted for as a sale and a new refinanced CLO investment is recognized at fair value that is used to determine the amount of gain or loss on derecognition that is presented within net (losses) gains on investments in the consolidated statements of operations. If the refinancing is not considered substantially different from the original CLO investment, a new effective interest that equates the revised cash flows to the carrying amount of the original CLO investment is calculated and applied prospectively. Additionally in 2021, the Company refinanced a CLO resulting in a sale of investment of $4.0 million and a new purchase of investment in CLOs of $3.8 million. The Company did not recognize any gains or losses on the refinancing of the CLOs in 2021.
The Company uses independent pricing services to value its investments in the CLOs, including the retained interests, and therefore the only key assumption is the price provided by such service. A corresponding adverse change of 10% or 20% on price would have a corresponding impact on the fair value of the Company’s investments in CLOs.
6. VARIABLE INTEREST ENTITIES
In the ordinary course of business, the Company sponsors the formation of entities that are considered VIEs. In accordance with GAAP consolidation guidance, the Company consolidates certain VIEs for which it is the primary beneficiary either directly or indirectly through a consolidated entity. See Note 2 for a discussion of entities that are VIEs and the evaluation of those entities for consolidation by the Company.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The table below presents the assets and liabilities of VIEs consolidated by the Company.

	December 31, 2022	December 31, 2021

	(dollars in thousands)
Assets
Assets of consolidated entities:
Cash and cash equivalents of consolidated entities	$3	$—
Restricted cash and cash equivalents of consolidated entities	9,805	—
Investments of consolidated entities, at fair value	306,590	—
Other assets of consolidated entities	2,016	4,339
Total Assets	$318,414	$4,339

Liabilities
Liabilities of consolidated entities:
Notes payable of consolidated entities	$196,106	$—
Other liabilities of consolidated entities	1,601	2,603
Total Liabilities	$197,707	$2,603
The assets of consolidated variable interest entities may only be used to settle obligations of these entities and are not available to creditors of the Company. The investors in these consolidated entities have no recourse against the assets of the Company. There is no recourse to the Company for the consolidated VIEs’ liabilities.
The Company’s involvement with VIEs that are not consolidated is generally limited to providing asset management services and, in certain cases, insignificant investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds that are VIEs, as discussed in Note 18. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated other than its own capital commitments.
The table below presents the net assets of unconsolidated VIEs in which the Company has variable interests along with the maximum exposure to loss as a result of the Company’s involvement with non-consolidated VIEs:

	December 31, 2022	December 31, 2021

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$12,738,164	$11,304,196

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned income and fees	53,869	62,800
Income and fees receivable	41,890	61,273
Investments	245,583	249,104
Investments of consolidated entities	237,699	—
Unfunded commitments(1)	182,797	60,474
Maximum Exposure to Loss	$761,838	$433,651
_______________
(1) Includes commitments from certain employees and executive managing directors in the amounts of $65.4 million and $46.3 million as of December 31, 2022 and 2021, respectively.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

7. LEASES
The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Shanghai, and various other locations and data centers. The Company does not have renewal options for any of its current leases. The Company also subleases a portion of its office space in London and New York through the end of the lease term. In addition, the Company has finance leases for computer hardware. As of December 31, 2022, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within restricted cash in the consolidated balance sheets.
In September 2021, the Company entered into a non-cancellable agreement to sublease a portion of its New York office space through the end of the original lease maturity in 2029. As a result of this agreement, the Company recognized an impairment loss on its right of use asset of $11.2 million and wrote off related leasehold improvements and fixed assets in the amount of $2.3 million. These losses were recorded in the general, administrative and other expenses within the consolidated statements of operations. The Company used a discounted cash flows method to value the right-of-use asset to determine the impairment amount.
The tables below represent components of lease expense and associated cash flows:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Lease Cost
Operating lease cost	$18,612	$19,990	$20,593
Short-term lease cost	97	18	49
Finance lease cost - amortization of leased assets	409	795	728
Finance lease cost - imputed interest on lease liabilities	42	25	76
Less: Sublease income	(3,199)	(2,069)	(1,541)
Net Lease Cost	$15,961	$18,759	$19,905

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$20,829	$21,950	$22,521
Operating cash flows for finance leases	$6	$1	$6
Finance cash flows for finance leases	$318	$865	$907

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,079	$2,893	$6
Finance leases	$1,016	$—	$745

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

	December 31, 2022	December 31, 2021

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	6.7 years	7.6 years
Finance leases	4.5 years	1.3 years

Weighted average discount rate
Operating leases	7.8%	7.8%
Finance leases	7.9%	6.3%

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities - Contractual Payments to be Paid
2023	$20,134	$228
2024	16,532	228
2025	14,329	228
2026	15,353	228
2027	17,675	228
Thereafter	35,015	—
Total Lease Payments	119,038	1,140
Imputed interest	(26,993)	(161)
Total Lease Liabilities - Contractual Payments to be Paid	$92,045	$979

Operating Leases

(dollars in thousands)
Sublease Rent - Contractual Payments to be Received
2023	$3,046
2024	1,920
2025	1,920
2026	1,920
2027	1,960
Thereafter	4,160
Total Sublease Rent - Contractual Payments to be Received	$14,926

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

8. DEBT OBLIGATIONS AND WARRANTS

	2020 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
2023	$—	$2,285	$2,285
2024	—	—	—
2025	—	—	—
2026	—	—	—
2027	95,000	—	95,000
Thereafter	—	38,627	38,627
Total Payments	95,000	40,912	135,912
Unamortized discounts & deferred financing costs	(11,538)	(198)	(11,736)
Total Debt Obligations	$83,462	$40,714	$124,176
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
Certain prepayments of the 2020 Term Loan are subject to a prepayment premium (the “Call Premium”) equal to (a) prior to the second anniversary of the Closing Date, a customary “make-whole” premium equal to the present value of all required interest payments that would be due from the date of prepayment through and including the second anniversary of the Closing Date plus a premium of 3.0% of the principal amount of loans prepaid, (b) on or after the second anniversary of the Closing Date but prior to the third anniversary of the Closing Date, a premium of 3.0% of the principal amount of loans prepaid, (c) on or after the third anniversary of the Closing Date but prior to the fourth anniversary of the Closing Date, a premium of 2.0% of the principal amount of loans prepaid and (d) thereafter, 0%. On June 21, 2021, the Company entered into a letter agreement amending the 2020 Credit Agreement to increase the amount of voluntary prepayments for which the Call Premium shall not apply from $175.0 million to $225.0 million in exchange for an amendment fee of $1.75 million. As such, no Call Premium was due on the first $225.0 million prepaid by the Company. The amendment fee was recorded as an additional discount to the 2020 Term Loan in the second quarter of 2021. In 2021, the Company prepaid $224.4 million of the 2020 Term Loan, resulting in an outstanding balance of $95.0 million, which is due at maturity. The Company recognized a $30.2 million loss on this retirement of debt. As a result of the $175.0 million of aggregate prepayments made through March 31, 2021, the Company is no longer subject to the cash sweep or financial maintenance covenants, other than the covenant requiring $20.0 billion minimum fee-paying Assets Under Management described below.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Borrowings under the 2020 Credit Agreement bear interest at a per annum rate equal to, at the Company’s option, the one, two, three or six-month London Inter-Bank Offered Rate (“LIBOR”) (subject to a 0.75% floor) plus 6.25%, or a base rate (subject to a 1.75% floor) plus 5.25%. The Borrower is also required to pay an undrawn commitment fee at a rate per annum equal to 0.50% of the undrawn portion of the 2020 Revolving Credit Facility. On December 20, 2022, the Company provided notice to the lender that the Company was electing to convert the applicable interest rate from LIBOR to the one-month Secured Overnight Financing Rate (“SOFR”), effective as of the date of the notice. The Company expects no material changes in its results of operations, financial position or cash flows as a result of this change in the benchmark rate.
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
Warrants
In connection with the 2020 Credit Agreement, the Company has issued and outstanding warrants to purchase 4,338,015 Class A Shares. The warrants have a 10-year term from the Closing Date and an initial exercise price per share equal to $11.93. The exercise price is subject to reduction by an amount equal to any dividends paid on Class A Shares. As a result, the exercise price was $8.21 per share as of December 31, 2022. The warrants provide for customary adjustments in the event of a stock split, stock dividend, recapitalization or similar event. In lieu of making a cash payment otherwise contemplated upon exercise, the holder may exercise the warrants in whole or in part to receive a net number of Class A Shares. In addition, one of the warrants provides that, upon exercise in whole or in part by the holder, the Company may decide in its sole discretion whether the holder’s exercise of such warrant will be settled by delivery of Class A Shares (which shares may be reduced to a net number of Class A Shares in accordance with the procedure described in the preceding sentence) or by the Company’s payment to the holder of an amount in cash equal to the Black-Scholes value as provided for in the applicable warrant agreement. If the Company undergoes a change of control prior to the expiration date, the holder will have the right to require the Company to repurchase any remaining portion of the warrants not yet exercised at their Black-Scholes value as provided for in the applicable agreement.
Warrants of the Consolidated SPAC
At the time of IPO in December 2021, Sculptor Acquisition Corporation I (“SAC I”) issued 11.2 million warrants to the Company and 11.5 million warrants to third parties. The warrants have a 5-year term from the day of the SAC I IPO and an initial exercise price per share equal to $11.50. The warrants are subject to other customary terms common for instruments of this type. The Company eliminates the SPAC warrants it holds in consolidation. As of December 31, 2022, the warrants had a fair value of $596 thousand.
Notes Payable of a Consolidated Entity
In the first quarter of 2022, the Company launched a structured alternative investment solution that it consolidated, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $128.0 million were acquired by the Company and eliminated in consolidation. The notes held by the Company consisted of $20.0 million of Class A, $20.0 million of Class C and $87.8 million of subordinated notes. Changes in the fair value of the notes payable of the structured alternative investment solution are presented within net gains (losses) of consolidated entities in the consolidated statements of operations. The fair value of the notes payable as of December 31, 2022, was $196.1 million. The notes payable mature in May 2037.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The table below summarizes material terms of the notes payable:

	Class A Notes	Class B Notes	Class C Notes	Subordinated Notes(1)
	(dollars in thousands)
Type	Senior Secured	Senior Secured	Mezzanine Secured	Unsecured
Initial principal amount	$140,000	$70,000	$35,000	$105,000
Initial interest rate	4.25%	6.00%	6.75%	N/A
Interest rate after step up and effective date(2)	6.25%; May 2028	8.00%; May 2029	9.50%; May 2025	N/A
_______________
(1) Subordinated notes do not have stated interest rates or principal entitlement but instead receive net proceeds from excess cash flows remaining after periodic payments have been made to more senior notes and after fees and expenses in accordance with the priority of payments.
(2) Interest rate after a one time step up in basis at the indicated effective date.
See Note 2 for accounting policies for the notes payables of the consolidated entities.
Credit Facility of a Consolidated Entity
In the first quarter of 2022, the structured alternative investment vehicle entered into a $52.5 million credit facility which expires March 18, 2025. The credit facility is capped at $20.0 million of the total borrowing capacity per quarter. The facility is subject to a SOFR reference rate, as defined in the agreement, plus 3.00%. The facility is also subject to an annual 1.15% unused commitment fee. As of December 31, 2022, the fund has not drawn on the facility. The credit facility agreement is subject to other customary terms common for instruments of this type. The creditors of the Company’s consolidated entities have no recourse to the Company.
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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. In addition to customary events of default included in financing arrangements of this type, an event of default would also be triggered if there is an event of default at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default, where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs with fair values of $40.0 million and $43.1 million as of December 31, 2022 and 2021, respectively.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Carrying amounts presented in the table below are net of discounts, if any, and unamortized deferred financing costs. The interest rates on the CLO Investments Loans are variable based on LIBOR or EURIBOR (subject to a floor of zero percent). The final maturity date for each CLO Investments Loan is the earlier of the contractual maturity date presented in the table below or the date at which the Company no longer holds a risk retention investment in the respective CLO. The timing of principal payments on CLO Investments Loans is contingent on principal payments made to the Company on the investments in CLOs and the CLO Investments Loans may amortize well in advance of their contractual maturity dates.

Initial Borrowing Date	Contractual Rate	Contractual Maturity Date	Carrying Value
			December 31, 2022	December 31, 2021

			(dollars in thousands)
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	$16,835	$17,221
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,594	21,589
October 21, 2021	EURIBOR plus 0.85%	August 29, 2023	—	5,892
January 19, 2022	EURIBOR plus 1.50%	December 15, 2023	2,285	—
			$40,714	$44,702
9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company has a €200.0 million master credit facility agreement (the “CLO Financing Facility”) to finance portions of the risk retention investments in certain CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of December 31, 2022, €43.0 million of the CLO Financing Facility remained available.
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
DECEMBER 31, 2022

The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to the counterparty related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of December 31, 2022	$166,632	$—	$166,632	$157,107	$9,525
As of December 31, 2021	$156,448	$—	$156,448	$156,448	$—
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold to the counterparty under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of December 31, 2022	$—	$—	$—	$166,632	$166,632
As of December 31, 2021	$—	$—	$—	$156,448	$156,448
10. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	December 31, 2022	December 31, 2021

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$47,736	$47,797
Computer hardware and software	44,603	55,320
Furniture, fixtures and equipment	8,013	8,013
Accumulated depreciation and amortization	(79,390)	(83,371)
Fixed assets, net	20,962	27,759
Redemption receivable(1)	28,721	—
Goodwill	22,691	22,691
Prepaid expenses	16,698	17,095
Cloud computing costs	9,940	3,090
Other	7,430	6,456
Total Other Assets, Net	$106,442	$77,091
_______________
(1) Represents amounts receivable on a redeemed investment in a fund.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

11. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	December 31, 2022	December 31, 2021

	(dollars in thousands)
Accrued expenses	$20,925	$16,949
Uncertain tax positions	8,250	8,250
Due to funds(1)	3,854	3,017
Unused trade commissions	1,289	1,513
Other	8,731	9,061
Total Other Liabilities	$43,049	$38,790
_______________
(1) To the extent that a fee-paying fund is an investor in another fee-paying fund, the Company rebates a corresponding portion of the management fees charged in the investee fund. Due to funds amounts also reflect certain incentive income and management fee waivers.
12. REVENUES

The following table presents management fees and incentive income recognized as revenues for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022		2021			2020
	Management Fees	Incentive Income	Management Fees	Incentive Income		Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$144,027	$1,126	$154,310	$178,104		$130,297	$377,703
Credit
Opportunistic credit funds	50,045	47,125	52,042	94,123		46,429	218,802
Institutional Credit Strategies	48,108	—	58,484	—		54,041	—
Real estate funds	36,194	75,183	37,109	40,205		39,978	19,574
Other	—	—	—	—	0	8	880
Total	$278,374	$123,434	$301,945	$312,432		$270,753	$616,959
The following table presents the composition of the Company’s income and fees receivable as of December 31, 2022, 2021 and 2020:

	December 31, 2022	December 31, 2021	December 31, 2020

	(dollars in thousands)
Management fees	$25,402	$25,520	$25,937
Incentive income	30,958	168,116	513,686
Income and Fees Receivable	$56,360	$193,636	$539,623
The Company recognizes management fees over the period in which the performance obligation is satisfied, and are generally recognized at the end of each reporting period. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The following table presents the Company’s unearned income and fees for the years ended December 31, 2022, 2021 and 2020 :

	December 31, 2022	December 31, 2021	December 31, 2020
	(dollars in thousands)
Management fees	$2	$84	$78
Incentive income	53,867	62,716	61,802
Unearned Income and Fees	$53,869	$62,800	$61,880
A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. A liability for unearned management fees is generally recognized when management fees are paid to the Company on a quarterly basis in advance, based on the amount of Assets Under Management at the beginning of the quarter. In the years ended December 31, 2022, 2021 and 2020 the Company recognized $60.1 million, $19.4 million, and $14.2 million, respectively, of the beginning balance of unearned incentive income for each respective year. The Company recognized all of the beginning balances of unearned management fees during the respective quarter.
For the year ended December 31, 2022, the Sculptor Master Fund generated $137.1 million of management fees, or 49% of the Company’s consolidated management fees and Sculptor Real Estate Fund IV generated $29.5 million of management fees, or 11% of the Company’s consolidated management fees.
13. EQUITY-BASED COMPENSATION EXPENSES
The Company grants equity-based compensation in the form of RSUs, RSAs, PSUs, Group A Units, Group E Units and Group P Units to its executive managing directors, employees and the independent members of the Board under the terms of the 2007 Equity Incentive Plan, the 2013 Incentive Plan and the 2022 Incentive Plan.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The following table presents information regarding the impact of equity-based compensation grants on the Company’s consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Expense recorded within compensation and benefits	$88,041	$62,989	$80,420
Corresponding tax benefit	$9,813	$13,737	$9,090
The following tables present activity related to the Company’s unvested equity awards for the year ended December 31, 2022:

	Equity-Classified RSUs		Liability-Classified RSUs		PSUs
	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested PSUs	Weighted-Average Grant-Date Fair Value
December 31, 2021	2,970,876	$20.71	365,373	$33.22	800,000	$11.25
Granted	752,914	16.76	1,614,812	18.69	112,500	14.92
Vested	(1,386,685)	22.19	(231,713)	41.38	—	—
Canceled or forfeited	(186,652)	20.77	(5,914)	18.86	—	—
December 31, 2022	2,150,453	$18.37	1,742,558	$18.72	912,500	$11.70

	Group E Units		Group P Units
	Unvested Group E Units	Weighted-Average Grant-Date Fair Value	Unvested Group P Units	Weighted-Average Grant-Date Fair Value
December 31, 2021	3,144,134	$8.14	5,455,715	$12.96
Granted	5,006	7.53	—	—
Vested	(2,885,794)	7.72	—	—
Canceled or forfeited	—	—	(107,143)	13.97
December 31, 2022	263,346	$7.52	5,348,572	$12.94

	Market-Based RSAs		Service-Based RSAs
	Unvested Market-Based RSAs	Weighted-Average Grant-Date Fair Value	Unvested Service-Based RSAs	Weighted-Average Grant-Date Fair Value
December 31, 2021	3,679,285	$15.13	—	$—
Granted	—	—	1,609,785	18.71
Canceled or forfeited	(80,357)	16.19	(3,943)	18.86
December 31, 2022	3,598,928	$15.11	1,605,842	$18.71
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
The weighted-average grant-date fair value of equity-classified RSUs granted was $16.76, $18.82, and $23.11 for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, total unrecognized compensation expense related to equity-classified RSUs totaled $16.0 million, with a weighted-average amortization period of 1.6 years.
The weighted-average grant-date fair value of liability-classified RSUs granted was $18.69, $18.62 and $23.15 for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, total unrecognized compensation expense related to liability-classified RSUs totaled $10.2 million, with a weighted-average amortization period of 1.9 years.
The estimated total grant-date fair value of the RSUs is charged to compensation expense on a straight line basis over the vesting period, which is generally annual vesting over 3 years, except grants to the Company’s Board, which vest annually.
The following table presents information related to the settlement of RSUs:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Fair value of RSUs settled in Class A Shares	$19,716	$50,182	$28,202
Fair value of RSUs settled in cash	$3,243	$3,472	$2,107
Fair value of RSUs withheld to satisfy tax withholding obligations	$6,045	$2,550	$1,976
Number of RSUs withheld to satisfy tax withholding obligations	541,127	306,379	261,474
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
In the year ended December 31, 2018, the Company granted 1,000,000 PSUs, with a weighted-average grant-date fair value of $11.82 per unit. The fair value was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 35%, dividend rate of 10%, and risk-free discount rate of 2.6%. The requisite service period for these awards was estimated to be 3.1 years at the time of the grant. The Company used historical volatility in its estimate of the expected volatility. Compensation cost for these awards was recognized using an accelerated recognition method over the requisite service period for each tranche. As of December 31, 2022, all compensation expense related to these PSUs was recognized due to completion of the requisite service period being completed; however, only the first of the PSU Market Conditions, as defined below, was met, resulting in 20% of PSUs vesting, at which time they were converted into Class A shares.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The PSUs granted in 2018 generally vest subject to continued and uninterrupted service (“PSU Service Condition”) until the third anniversary of the grant date and the meeting of a market performance threshold of the total shareholder return on Class A Shares of the Company (“PSU Market Conditions”). The PSU Market Conditions is defined as follows: 20% of PSUs vest if a total shareholder return of 25% is achieved; an additional 40% of PSUs vest if a total shareholder return of 50% is achieved; an additional 20% of PSUs vest if a total shareholder return of 75% is achieved; and the final 20% of PSUs vest if a total shareholder return of 125% is achieved. In each case, the PSU Market Conditions must be met for each threshold by the sixth anniversary of the grant date. If the PSU grant has not satisfied both the PSU Service Condition and the PSU Market Conditions by the sixth anniversary of the grant date, it will be forfeited and canceled immediately.
In 2022, the Company granted 112,500 PSUs (“2022 PSUs”) to a certain executive managing director and cancelled an equal number of previously issued Group P Units and Market-Based RSAs, as defined below, that were forfeited, on substantially similar contractual terms. The transaction was accounted for as a modification. The cancellation of the previously issued Group P Units and Market-Based RSAs and the issuance of new 2022 PSUs resulted in no incremental fair value. Please see the “Group P Units” and “Restricted Class A Shares (RSAs)” sections below for additional details of the fair value inputs of the December 30, 2021 grants. The requisite service period for these awards was estimated to be between 2.5 years and 4.5 years, depending on tranche, at the time of the modification.
The 2022 PSUs will conditionally vest upon the applicable executive managing director satisfying a service condition (the “2022 PSU Service Condition”) and certain market performance-based targets, expressed as percentages (the “2022 PSU Market Condition”). The 2022 PSU Service Condition is satisfied as to 100% of the 2022 PSUs vesting on January 1, 2024. The 2022 PSU Market Condition’s achievement is dependent on the return provided to shareholders during a specified period, with performance thresholds ranging from 25% to 108% being achieved during a seven year performance period, in each case based on a reference price of $24.00 per Class A Share. If the 2022 PSU grant has not satisfied both the 2022 PSU Service Condition and the 2022 PSU Market Conditions by the seventh anniversary of December 17, 2021, it will be forfeited and canceled immediately. As of December 31, 2022, total unrecognized compensation expense related to the 2022 PSUs totaled $1.4 million, with a weighted-average amortization period of 3 years.
Group A Units
The Company recognizes compensation expense for Group A Units equal to the market value of the Company’s Class A Shares at the date of grant, less a 5% discount for transfer restrictions that remain in place after vesting. The weighted-average grant-date fair value of Group A Units was $21.85 for the year ended December 31, 2017. There were no grants for the years ended December 31, 2022, 2021, and 2020. As of December 31, 2022, there were no unvested Group A Units outstanding.
Group E Units
As a part of the Recapitalization described in Note 3, the Company granted Group E Units. The Group E Units are not entitled to participate in distributions during the Distribution Holiday. The right of the Group E Units to participate in distributions is considered a performance condition that does not affect vesting. The Company is required to recognize compensation cost based on the grant-date fair value of Group E Units where the performance condition is probable of being met. The fair value of the Group E Units was calculated using the price of the Company’s Class A Shares at the date of grant, adjusted to reflect that Group E Units are not entitled to participate in distributions during the Distribution Holiday and for post-vesting transfer restrictions. As of December 31, 2022, total unrecognized compensation expense related to Group E units totaled $743 thousand with a weighted-average amortization period of 2.1 years. Expense for the Group E Units is recognized on an accelerated basis (i.e., each tranche will be recognized over its respective service period), as the value of the award is dependent at least in part on a performance condition.
Group P Units
In March 2017, the Company granted 7,185,000 Group P Units (“2017 Incentive Award”), with a weighted-average grant-date fair value of $12.50 per unit. The fair value was determined using the Monte-Carlo simulation valuation model, with the

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

following assumptions: volatility of 36%, dividend rate of 10%, and risk-free discount rate of 2.2%. The Company used historical volatility in its estimate of the expected volatility. The requisite service period for these awards was estimated to be 3.7 years at the time of the grant. As of December 31, 2022, all compensation expense related to these units has been recognized due to completion of the requisite service period, however the Market Condition, as defined below, has not been met.
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
The 905,714 Group P Units described above, along with 679,286 RSAs (discussed in the section below), were issued in exchange for the forfeiture of 2,820,000 previously issued Group P Units. This transaction was accounted for as a modification of previously issued Group P Units. The grant-date fair value of the cancelled Group P Units had previously already been fully expensed at the time of cancellation. The cancellation of the previously issued Group P Units and issuance of the new 2021 Group P Units and RSAs resulted in an incremental fair value of $17.0 million that is recognized as compensation expense on an accelerated basis over the modified requisite service period.
The Company granted the Group P Units discussed above on December 17, 2021 and December 30, 2021 with weighted-average grant date fair values of $12.75 and $13.97, respectively. The grant-date fair value of the newly issued Group P Units was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 55%, dividend rate of 6.6%, and risk-free discount rate of 1.34% and 1.44% for the units granted on December 17, 2021 and December 30, 2021, respectively. The Company used historical volatility in its estimate of the expected volatility. The requisite service period for these awards was estimated to be between 3 and 5 years, depending on tranche, at the time of the grant. As of December 31, 2022, total unrecognized compensation expense related to the 4,000,001 Group P Units issued in 2021 totaled $46.3 million with a weighted-average amortization period of 3.0 years. The Market Condition, as defined above, has not been met.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Restricted Class A Shares (RSAs)
In 2021, the Company began granting RSAs. The RSAs granted in 2021 (“Market-Based RSAs”) vest upon the applicable executive managing directors satisfying a service condition (the “RSAs Service Condition”) and certain market performance-based targets, expressed as percentages (the “RSAs Market Condition”). The RSAs Service Condition is generally satisfied as to one-third of the RSAs vesting on each of the third, fourth and fifth anniversaries of the grant date. The RSAs Market Condition’s achievement is dependent on the return provided to shareholders during a specified period, which is defined as follows: 33.3% of RSAs vest if a total shareholder return of 25% is achieved; an additional 33.3% of RSAs vest if a total shareholder return of 39% is achieved; and the final 33.4% of RSAs vest if a total shareholder return of 53% is achieved, in each case based on a reference price of $24.00 per Class A Share. If a Class A Restricted Share has not satisfied the RSAs Market Condition by the seventh anniversary of the grant date, it will be forfeited and canceled immediately.
The Market-Based RSAs granted in December 2021 are only entitled to dividends declared by the Company on Class A Shares upon satisfaction of an RSAs Market Condition. For RSAs that have satisfied an RSAs Market Condition, but have not yet achieved an RSAs Service Condition, these RSAs shall accrue dividend equivalents equal to the dividend amounts paid by the Company to Class A Shares. Upon satisfaction of both the RSAs Market Condition and RSAs Service Condition, these RSAs are entitled to dividends declared by the Company on Class A Shares.
The RSA grant in December 2021 discussed above included 3,679,285 RSAs, inclusive of the 679,286 RSAs exchanged for the forfeited Group P Units described above. The RSAs were granted on December 17, 2021 and December 30, 2021 with weighted-average grant date fair values of $14.84 and $16.19, respectively. The fair value was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 55%, dividend rate of 6.6%, and risk-free discount rate of 1.34% and 1.44% for the units granted on December 17, 2021 and December 30, 2021, respectively. The Company used historical volatility in its estimate of the expected volatility. The requisite service period for these awards was estimated to be 3 to 5 years at the time of the grant. As of December 31, 2022, total unrecognized compensation expense related to Market-Based RSAs totaled $40.4 million with a weighted-average amortization period of 3.0 years.
In January 2022, the Company granted an additional 1,570,483 RSAs. These RSAs (“Service-Based RSAs”) are subject to a service condition; however, unlike the Market-Based RSAs granted in 2021, they are not subject to a market condition. These Service-Based RSAs had a grant-date fair value of $18.93 per unit. The fair value was based on the Company’s Class A Share price at the time of grant. The service period for these awards was 3 years at the time of the grant. As of December 31, 2022, total unrecognized compensation expense related to the Service-Based RSAs totaled $12.0 million with a weighted-average amortization period of 1.6 years.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

14. INCOME TAXES
The Sculptor Operating Partnerships are partnerships and the Registrant is a corporation for U.S. federal income tax purposes. Generally all of the income the Registrant earns will be subject to corporate-level income taxes in the U.S. allowing the Company to realize a portion of its deferred tax assets on an accelerated basis as compared to under the Company’s prior structure.
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
The following table presents the components of the Company’s provision for income taxes:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Included within Income taxes on Statements of Operations
Current:
State and local income taxes	$3,270	$2,989	$943
Foreign income taxes	4,829	5,302	4,873
	8,099	8,291	5,816
Deferred:
Federal income taxes	(4,203)	13,645	59,148
State and local income taxes	(8,529)	(8,272)	10,759
Foreign income taxes	(2,335)	41	(451)
	(15,067)	5,414	69,456
Total Provision for Income Taxes - Continuing Operations	$(6,968)	$13,705	$75,272

Included within Other Comprehensive Income (Loss):
Current:
Foreign income taxes	—	(111)	617
	—	(111)	617
Deferred:
Federal income taxes	(770)	(549)	657
State and local income taxes	(428)	(228)	156
	(1,198)	(777)	813
Total Provision for Income Taxes - Other Comprehensive Income	$(1,198)	$(888)	$1,430
The foreign income tax provision was calculated on $9.6 million, $27.3 million and $22.5 million of pre-tax income generated in foreign jurisdictions for the years ended December 31, 2022, 2021 and 2020, respectively.
Deferred income tax assets and liabilities represent the tax effects of the temporary differences between the GAAP bases and tax bases of the Company’s assets and liabilities.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The following table presents the Company’s deferred income tax assets and liabilities before the impact of offsetting deferred income tax assets and liabilities within the same legal entity and tax jurisdiction:

	December 31, 2022	December 31, 2021

	(dollars in thousands)
Deferred Income Tax Assets:
Net operating loss	$133,187	$105,665
Tax goodwill	86,964	117,143
Investments in partnerships	25,648	12,465
Tax credit carryforwards	8,598	9,964
Employee compensation	1,118	1,522
Other	11,319	4,307
	266,834	251,066
Valuation allowance	(4,760)	(6,178)
Total Deferred Income Tax Assets	$262,074	$244,888

Other	4,135	3,129
Total Deferred Income Tax Liabilities	$4,135	$3,129

Net Deferred Tax Asset	$257,939	$241,759
The majority of the Company’s deferred income tax assets relate to tax goodwill in the U.S. that arose in connection with the Company’s initial public offering and concurrent private Class A Share offering in 2007 (collectively, the “2007 Offerings”), as well as subsequent exchanges of Group A Units for Class A Shares, and net operating losses (“NOLs”). The tax goodwill deferred income tax assets are derived from goodwill recognized for tax purposes that are subsequently amortized and result in future taxable deductions and cash savings to the Company. The Company entered into a tax receivable agreement to pay a portion of these tax savings to the Company’s executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs” ). The tax goodwill amounts presented above include the increases that these tax receivable agreement payments will have on future tax goodwill. See Note 18 for additional information regarding the tax receivable agreement. The 2007 offering generated excess tax goodwill deductions resulting in NOLs. As the goodwill fully amortized in 2022, the Company expects to utilize the NOLs going forward.
The following table presents changes in the Company’s deferred tax asset valuation allowance for the periods indicated:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Beginning balance	$6,178	$9,797	$11,083
Deductions	(1,418)	(3,619)	(1,286)
Ending Balance	$4,760	$6,178	$9,797
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

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

As of December 31, 2022, the Company had foreign tax credit carryforwards of approximately $8.4 million that, if not used, will expire between 2023 and 2026. As of December 31, 2022, the Company had $243.0 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $251.1 million of net operating losses available to be carried forward without expiration. Additionally, $219.7 million of net operating losses are available to offset future taxable income for state income tax purposes and $215.9 million for local income tax purposes that will expire between 2035 and 2042.
The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
Income passed through to noncontrolling interests	-5.12%	-2.88%	-0.04%
Nondeductible amortization of Partner Equity Units	-10.31%	14.73%	3.24%
State and local income taxes	11.94%	-23.13%	4.13%
RSU excess deferred income tax write-off	-1.88%	-1.36%	0.89%
Foreign income taxes	-6.29%	27.91%	1.92%
Return-to-estimate adjustment	5.04%	-0.14%	0.03%
Nondeductible interest expense	—%	—%	0.70%
Foreign tax credits and deductions	1.32%	-5.86%	-0.35%
Change in fair value of warrants	21.20%	30.12%	0.69%
Disallowed executive compensation	-20.85%	11.88%	0.39%
Other, net	1.54%	-0.69%	0.13%
Effective Income Tax Rate	17.59%	71.58%	32.73%
The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The income tax years under examination vary by jurisdiction. In general, the Company is not subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2019; however, certain subsidiaries are subject to income tax examinations starting in 2015 for state and local and 2007 for foreign jurisdictions.
The Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. As of December 31, 2022, the Company’s liability for unrecognized tax benefits was $8.3 million. There were no changes to the liability in the years ended December 31, 2022, 2021, or 2020. The Company did not accrue interest or penalties related to uncertain tax positions. As of December 31, 2022, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The amount of the Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.8 million as of December 31, 2022.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

15. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Professional services	$30,831	$17,792	$22,902
Occupancy and equipment	27,801	32,090	30,267
Information processing and communications	21,370	22,480	21,342
Recurring placement and related service fees	19,428	19,583	18,502
Insurance	8,920	9,027	8,525
Business development	3,371	1,425	2,120
Impairment of right-of-use asset[1]	—	11,240	—
Other expenses	6,925	7,573	9,162
	118,646	121,210	112,820
Legal provisions	—	—	119,367
Total General, Administrative and Other	$118,646	$121,210	$232,187
_______________
(1)See Note 7 for additional details on impairment of right-of-use asset.
16. (LOSS) EARNINGS PER CLASS A SHARE
Basic (loss) earnings per Class A Share is computed by dividing the net (loss) earnings attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the years ended December 31, 2022, 2021 and 2020 the Company included 170,432, 165,300 and 394,332 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share.
When calculating dilutive (loss) earnings per Class A Share, the Company applies the treasury stock method to outstanding warrants, unvested RSUs and RSAs, which are only subject to a service condition. At the Sculptor Operating Group Level, the Company applies the if-converted method to vested Group A Units and vested Group E Units. For unvested Group A Units and unvested Group E Units, the Company applies the treasury stock method first to determine the number of incremental units that would be issuable and then applies the if-converted method to those resulting incremental units. The Company did not include unvested RSAs, Group P Units or PSUs subject to service and market conditions in the calculation of dilutive (loss) earnings per Class A Share, as the applicable market conditions had not yet been met as of the end of each reporting period presented below. The Company also did not include RSUs which will be settled in cash. The effect of dilutive securities on net (loss) earnings attributable to Class A Shareholders is presented net of tax.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The following tables present the computation of basic and diluted (loss) earnings per Class A Share:

Year Ended December 31, 2022	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(12,008)	25,213,554	$(0.48)
Effect of dilutive securities:
Group A Units	—	—		15,025,994
Group E Units	—	—		13,009,376
RSUs	—	—		2,555,483
Service-Based RSAs	—	—		1,456,519
Warrants	(34,499)	1,052,086		—
Diluted	$(46,507)	26,265,640	$(1.77)

Year Ended December 31, 2021	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(8,605)	24,951,871	$(0.34)
Effect of dilutive securities:
Group A Units	(14,114)	15,858,911		—
Group E Units	—	—		13,010,066
RSUs	—	—		3,434,137
Warrants	—	—		4,338,015
Diluted	$(22,719)	40,810,782	$(0.56)

Year Ended December 31, 2020	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$170,682	22,597,829	$7.55
Effect of dilutive securities:
Group A Units	(20,850)	16,018,326		—
Group E Units	—	11,015,490		—
RSUs	—	240,433		—
Warrants	—	—		112,383
Diluted	$149,832	49,872,078	$3.00

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

17. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Certain Amounts Related to Tax Receivable Agreement Liability
Amounts due to related parties relate primarily to future payments owed to certain former executive managing directors under the tax receivable agreement, as discussed further in Note 18. The tax receivable agreement liability was $190.2 million as of December 31, 2022, and $72.2 million of the balance was due to related parties. The Company made payments totaling $16.9 million, $7.2 million and $18.2 million under the tax receivable agreement (inclusive of interest thereon) in the years ended December 31, 2022, 2021 and 2020, respectively, of which $7.4 million, $3.9 million and $8.1 million were paid to related parties.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
As of December 31, 2022 and 2021, respectively, approximately $906.6 million and $910.5 million of the Company’s Assets Under Management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of December 31, 2022 and 2021, approximately 43% and 51%, respectively, of these Assets Under Management were not charged management fees or incentive income.
The following table presents management fees and incentive income charged on investments held by the Company’s executive managing directors, employees and certain other related parties:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$4,610	$3,548	$4,200
Incentive income	$2,815	$3,410	$2,091
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
Investment in SPAC
In a private placement concurrent with the initial public offering of the SPAC the Company sponsors, SAC I sold warrants to Sculptor Acquisition Sponsor I, LLC, a subsidiary of the Company, for total gross proceeds of $11.2 million. Prior to the completion of a business combination, Sculptor Acquisition Sponsor I, LLC owns the majority of the Class B ordinary shares outstanding of SAC I, and consolidates SAC I under the voting interest model, and therefore the private placement warrants and Class B ordinary shares held by the Company are eliminated upon consolidation. Refer to Note 2 for additional details on the SPAC.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Investment in Structured Alternative Investment Solution
In the first quarter of 2022, the Company closed on a $350.0 million structured alternative investment solution, a collateralized financing vehicle consolidated by the Company. The Company invested approximately $127.8 million in the vehicle. Refer to Notes 2 and 5 for additional details on the structured alternative investment solution.
18. COMMITMENTS AND CONTINGENCIES
Tax Receivable Agreement
The purchase of Group A Units from current and former executive managing directors and the Ziffs with the proceeds from the 2007 Offerings, and subsequent taxable exchanges by them of Group A Units, Group E Units and Group P Units (“Partner Equity Units”) for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Sculptor Operating Group that would not otherwise have been available. The Company anticipates that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Sculptor Operating Group, and the Company will derive its tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, the Company’s depreciation and amortization expenses and will therefore reduce the amount of tax that Sculptor Corp and any other future corporate taxpaying entities that acquire Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Sculptor Capital Management, Inc. once it became treated as a corporate taxpayer following the Company’s conversion from a partnership to a corporation for U.S. federal income tax purposes, effective April 1, 2019 (the “Corporate Classification Change”), have agreed to pay the executive managing directors and the Ziffs a percentage of the amount of cash savings, if any, in federal, state and local income taxes in the U.S. that these entities actually realize related to their units as a result of such increases in tax basis. For tax years prior to 2019, such percentage was 85% of such annual cash savings under the tax receivable agreement.
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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Sculptor Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

agreement will vary based upon these and a number of other factors. As of December 31, 2022, the estimated future payment under the tax receivable agreement was $190.2 million, which is recorded in the tax receivable agreement liability balance on the consolidated balance sheets.
The table below presents management’s estimate as of December 31, 2022, of the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
2023	17,671
2024	18,010
2025	7,317
2026	41,922
2027	47,209
Thereafter	58,116
Total Payments	$190,245
Litigation
On August 24, 2022, a complaint under Section 220 of Delaware’s general corporation law, which allows shareholders to inspect corporate books and records, was filed by Daniel S. Och, the founder and former Chief Executive Officer (the “Founder”) of Och-Ziff Capital Management LLC and its consolidated subsidiaries (“Och-Ziff”) and four former Och-Ziff executive managing directors. In April 2022, the Founder and these former executive managing directors made a demand to inspect books and records relating to alleged corporate governance concerns in connection with the promotion of James S. Levin to Chief Executive Officer, a new executive compensation plan approved by the Board of Directors in December 2021, and other matters related to the Board’s exercise of its duties. Despite the voluntary production by the Company of extensive documentation in response to that demand, the Founder and the former executive managing directors filed the Section 220 complaint to compel additional production.
On November 18, 2022, the parties announced a settlement of the matter whereby the Founder and the former executive managing directors dismissed the Section 220 complaint with prejudice and in return, among other things, the Company agreed to produce certain additional books and records as well as to issue a press release announcing the formation of a special committee of the Board, as discussed in additional detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments – Formation of Special Committee to Explore Potential Transactions.
From time to time, the Company is involved in litigation and claims incidental to the conduct of the Company’s business. The Company is also subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over the Company and its business activities.
The Company accrues a liability for legal proceedings only when those matters present loss contingencies that it believes are both probable and reasonably estimable. As of December 31, 2022, the Company does not have any potential liability related to any current legal proceeding or claim that would individually, or in the aggregate, materially affect its results of operations, financial position or cash flows.

SCULPTOR CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Investment Commitments
The Company has unfunded capital commitments of $182.8 million to certain funds it manages, of which $90.1 million relates to commitments of the Company’s consolidated structured alternative investment solution, which do not directly impact the cash flows related to Class A Shareholders. The remaining $92.7 million relates to commitments of the Company to unconsolidated funds. Approximately $65.4 million of the Company’s commitments will be funded by contributions to the Company from certain employees and executive managing directors. The Company expects to fund these commitments over the approximately next six years. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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
Additionally, the Company has agreements with certain of the funds it manages to reimburse certain expenses in excess of an agreed-upon cap. During the years ended December 31, 2022, 2021 and 2020 these amounts were not material.
19. SUBSEQUENT EVENTS
Dividend
On February 28, 2023, the Company announced a cash dividend of $0.20 per Class A Share. The dividend is payable on March 21, 2023, to holders of record as of the close of business on March 14, 2023.