Form 10-Q
period 2023-03-31
Sculptor Capital Management, Inc.
filed 2023-05-05
CIK 1403256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2023, there were 24,971,561 Class A Shares, 4,645,054 Restricted Class A Shares and 33,018,248 Class B Shares outstanding.

SCULPTOR CAPITAL MANAGEMENT, INC.

i

Defined Terms

2007 Offerings	Refers collectively to our IPO and the concurrent private offering of approximately 3.81 million Class A Shares to DIC Sahir Limited, a wholly owned indirect subsidiary of Dubai Holdings LLC.

Accrued but unrecognized incentive income	Accrued but unrecognized incentive income (“ABURI”) is the amount of incentive income accrued at the fund level on longer-term AUM that has not yet been recognized in our revenues. These amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds.

active executive managing directors	Executive managing directors who remain active in our business.

Annual Report	Our annual report on Form 10-K for the year ended December 31, 2022, dated March 3, 2023, and filed with the SEC.

Advisers Act	Investment Advisers Act of 1940, as amended.

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
d.AUM for our special purpose acquisition company (“SPAC”) sponsored by us includes the proceeds raised in the initial public offering that are currently held in a trust account for use in a business combination.

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
We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions, poor investment performance of, or lack of capital flows into, the funds we manage; our investors’ right to redeem their investments from our funds on a regular basis; the highly variable nature of our revenues, results of operations and cash flows; difficult market conditions that could adversely affect our funds; counterparty default risks; the United Kingdom’s withdrawal from the European Union; the outcome of third-party litigation involving us; the consequences of the Foreign Corrupt Practices Act settlements with the SEC and the United States (“U.S.”). Department of Justice and any claims or negative publicity arising therefrom or from matters involving the founder and former CEO of our predecessor Och-Ziff; conditions impacting the alternative asset management industry; our ability to retain existing investor capital; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our executive managing directors, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; the publicly announced special committee process and any outcome thereof; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.
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

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Assets
Cash and cash equivalents	$211,758	$258,863
Restricted cash	7,912	7,895
Investments (includes assets measured at fair value of $217,008 and $231,929 including assets sold under agreements to repurchase of $161,424 and $157,107 as of March 31, 2023 and December 31, 2022, respectively)	292,978	299,059
Income and fees receivable	46,439	56,360
Due from related parties	24,860	32,846
Deferred income tax assets	246,230	257,939
Operating lease assets	72,985	75,861
Other assets, net	79,248	106,442
Assets of consolidated entities:
Cash and cash equivalents	12,655	3
Restricted cash and cash equivalents	9,906	9,805
Investments of consolidated entities	547,834	544,554
Other assets of consolidated entities	2,241	2,579
Total Assets	$1,555,046	$1,652,206
Liabilities and Shareholders’ Equity
Liabilities
Compensation payable	$26,162	$127,209
Unearned income and fees	45,504	53,869
Tax receivable agreement liability	190,188	190,245
Operating lease liabilities	88,601	92,045
Debt obligations	119,869	124,176
Warrant liabilities, at fair value	23,989	24,163
Securities sold under agreements to repurchase	168,931	166,632
Other liabilities	44,854	43,049
Liabilities of consolidated entities:
Notes payable, at fair value	197,813	196,106
Warrant liabilities, at fair value	1,082	596
Other liabilities of consolidated entities	12,917	9,669
Total Liabilities	919,910	1,027,759
Commitments and Contingencies (Note 16)
Redeemable Noncontrolling Interests of Consolidated Entities (Note 3)	240,541	237,864
Shareholders’ Equity
Class A Shares, par value $0.01 per share, 100,000,000 shares authorized; 27,992,537 and 26,729,608 shares issued and 24,970,157 and 23,707,228 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	250	238
Class B Shares, par value $0.01 per share, 75,000,000 shares authorized; 33,018,248 and 33,569,188 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	330	336
Treasury stock, at cost; 3,022,380 as of March 31, 2023 and December 31, 2022	(32,495)	(32,495)
Additional paid-in capital	263,607	255,293
Accumulated deficit	(272,410)	(276,149)
Accumulated other comprehensive income (loss)	546	(119)
Shareholders’ deficit attributable to Class A Shareholders	(40,172)	(52,896)
Shareholders’ equity attributable to noncontrolling interests	434,767	439,479
Total Shareholders’ Equity	394,595	386,583
Total Liabilities and Shareholders’ Equity	$1,555,046	$1,652,206
    See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Revenues
Management fees	$63,708	$73,437
Incentive income	40,286	21,642
Other revenues	6,545	2,430
Income (loss) of consolidated entities	2,696	(161)
Total Revenues	113,235	97,348

Expenses
Compensation and benefits	68,622	77,785
Interest expense	5,596	3,285
General, administrative and other	33,795	27,316
Expenses of consolidated entities	547	244
Total Expenses	108,560	108,630

Other Income
Changes in fair value of warrant liabilities	174	24,336
Changes in tax receivable agreement liability	57	(7)
Net gains (losses) on investments	4,928	(5,344)
Net gains of consolidated entities	7,877	4,140
Total Other Income	13,036	23,125

Income Before Income Taxes	17,711	11,843
Income taxes	12,747	6,967
Consolidated Net Income	4,964	4,876
Less: Net loss attributable to noncontrolling interests	6,205	12,006
Less: Net income attributable to redeemable noncontrolling interests	(1,499)	(3,068)
Net Income Attributable to Sculptor Capital Management, Inc.	9,670	13,814
Change in redemption value of redeemable noncontrolling interests	(1,178)	3,068
Net Income Attributable to Class A Shareholders	$8,492	$16,882

Earnings per Class A Share
Earnings per Class A Share - basic	$0.34	$0.63
Earnings per Class A Share - diluted	$0.05	$(0.29)
Weighted-average Class A Shares outstanding - basic	25,173,834	26,596,572
Weighted-average Class A Shares outstanding - diluted	53,633,608	43,693,932

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Consolidated net income	$4,964	$4,876
Other Comprehensive Income, Net of Tax
Other comprehensive income (loss) - currency translation adjustment	665	(750)
Comprehensive Income	5,629	4,126
Less: Comprehensive loss attributable to noncontrolling interests	6,205	12,006
Less: Comprehensive income attributable to redeemable noncontrolling interests	(1,499)	(3,068)
Comprehensive Income Attributable to Sculptor Capital Management, Inc.	$10,335	$13,064

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Sculptor Capital Management, Inc. Shareholders
	Class A Shares	Class B Shares	Treasury Stock Shares	Class A Shares Par Value	Class B Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at cost	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
	(dollars in thousands, except share data)
Balance at January 1, 2023	23,707,228	33,569,188	3,022,380	$238	$336	$255,293	$(276,149)	$(119)	$(32,495)	$(52,896)	$439,479	$386,583
Equity-based compensation, net of taxes	1,262,929	(550,940)	—	12	(6)	8,555	—	—	—	8,561	1,361	9,922
Dividend equivalents on Class A restricted share units	—	—	—	—	—	937	(937)	—	—	—	—	—
Change in redemption value of SPAC Class A Shares	—	—	—	—	—	(1,178)	—	—	—	(1,178)	—	(1,178)
Cash dividends declared on Class A Shares ($0.20 per share)	—	—	—	—	—	—	(4,994)	—	—	(4,994)	—	(4,994)
Consolidated net income (loss), excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	9,670	—	—	9,670	(6,205)	3,465
Currency translation adjustment	—	—	—	—	—	—	—	665	—	665	—	665
Capital contributions	—	—	—	—	—	—	—	—	—	—	1,280	1,280
Capital distributions	—	—	—	—	—	—	—	—	—	—	(1,148)	(1,148)
Balance at March 31, 2023	24,970,157	33,018,248	3,022,380	$250	$330	$263,607	$(272,410)	$546	$(32,495)	$(40,172)	$434,767	$394,595

Balance at January 1, 2022	25,668,987	33,613,023	—	$257	$336	$184,691	$(253,521)	$51	$—	$(68,186)	$446,469	$378,283
Equity-based compensation, net of taxes	856,845	63,308	—	9	1	14,477	—	—	—	14,487	1,924	16,411
Repurchase of Class A Shares	(473,719)	—	473,719	(5)	—	—	—	—	(6,249)	(6,254)	—	(6,254)
Dividend equivalents on Class A restricted share units	—	—	—	—	—	69	(69)	—	—	—	—	—
Change in redemption value of SPAC Class A Shares	—	—	—	—	—	3,068	—	—	—	3,068	—	3,068
Consolidated net loss (gain), excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	13,814	—	—	13,814	(12,006)	1,808
Currency translation adjustment	—	—	—	—	—	—	—	(750)	—	(750)	—	(750)
Capital contributions	—	—	—	—	—	—	—	—	—	—	4,997	4,997
Capital distributions	—	—	—	—	—	—	—	—	—	—	(3,448)	(3,448)
Balance at March 31, 2022	26,052,113	33,676,331	473,719	$261	$337	$202,305	$(239,776)	$(699)	$(6,249)	$(43,821)	$437,936	$394,115

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income	$4,964	$4,876
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Amortization of equity-based compensation	13,916	24,843
Depreciation, amortization and net gains and losses on fixed assets	1,043	1,394
Changes in fair value of warrant liabilities	(174)	(24,336)
Deferred income taxes	11,689	5,522
Non-cash lease expense	4,605	4,803
Net (gains) losses on investments, net of dividends	(3,715)	6,706
Operating cash flows due to changes in:
Income and fees receivable	9,992	128,362
Due from related parties	8,028	7,607
Other assets, net	(2,323)	(17,708)
Compensation payable	(102,583)	(218,098)
Unearned income and fees	(8,365)	16,293
Tax receivable agreement liability	(57)	(16,766)
Operating lease liabilities	(5,173)	(5,508)
Other liabilities	1,700	(5,123)
Consolidated entities related items:
Net gains of consolidated entities	(7,877)	(4,140)
Purchases of investments	(4,887)	(32,778)
Proceeds from sale of investments	16,768	8,760
Other assets of consolidated entities	340	(3,687)
Other liabilities of consolidated entities	(1,840)	27,785
Net Cash Used in Operating Activities	(63,949)	(91,193)

Cash Flows from Investing Activities
Purchases of fixed assets	(66)	(418)
Purchases of United States government obligations	—	(13,992)
Maturities and sales of United States government obligations	15,000	219,144
Investments in funds	(7,713)	(42,472)
Return of investments in funds	33,862	15,757
Net Cash Provided by Investing Activities	41,083	178,019

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Cash Flows from Financing Activities
Contributions from noncontrolling interests	1,280	4,997
Distributions to noncontrolling interests	(1,148)	(3,447)
Dividends on Class A Shares	(4,994)	—
Proceeds from debt obligations, net of issuance costs	—	4,852
Repayment of debt obligations, including prepayment costs	(4,760)	(9,424)
Proceeds from securities sold under agreements to repurchase, net of issuance costs	—	20,395
Purchases of treasury stock	—	(6,249)
Other, net	(2,612)	(4,969)
Consolidated entities related items:
Proceeds from debt obligations of consolidated entities, net of issuance costs	—	215,733
Net Cash (Used in) Provided by Financing Activities	(12,234)	221,888
Effect of exchange rate changes on cash and cash equivalents and restricted cash	765	(137)
Net change in cash and cash equivalents and restricted cash	(34,335)	308,577
Cash and cash equivalents and restricted cash, beginning of period	276,566	412,671
Cash and Cash Equivalents and Restricted Cash, End of Period	$242,231	$721,248

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$4,854	$2,922
Income taxes	$2,054	$3,439

Non-cash transactions:
Assets related to initial consolidation of funds	$—	$16,699
Liabilities related to initial consolidation of funds	$—	$2,364
Assets related to deconsolidation of funds	$—	$44,042
Liabilities related to deconsolidation of funds	$—	$29,632

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$211,758	$135,951
Restricted cash	7,912	7,188
Cash and cash equivalents of consolidated entities	12,655	343,486
Restricted cash and cash equivalents of consolidated entities	9,906	234,623
Total Cash and Cash Equivalents and Restricted Cash	$242,231	$721,248
See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

1. ORGANIZATION
Sculptor Capital Management, Inc. (the “Registrant”), a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Company” or “Sculptor Capital”), is a leading global alternative asset manager and a specialist in opportunistic investing with offices in New York, London, Hong Kong and Shanghai. The Company provides asset management services and investment products across Credit, Real Estate, and Multi-Strategy. The Company serves its global client base through commingled funds, separate accounts and specialized products, as well as sponsoring a special purpose acquisition company (“SPAC”) (collectively, the “funds”). The Company’s model is driven by a global team that is predominantly home-grown, long tenured and incentivized to put client outcomes first. The Company’s capabilities span all major geographies and asset classes, including corporate credit, structured credit, real estate debt and equity, fundamental equities, merger arbitrage, and convertible and derivative arbitrage.
The Company manages dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds, multi-strategy funds, and other alternative investment vehicles. Through Institutional Credit Strategies, the Company’s asset management platform that invests in performing credits, the Company manages collateralized loan obligations (“CLOs”), aircraft securitization vehicles, collateralized bond obligations (“CBOs”), structured alternative investment solutions, commingled products and other customized solutions for clients.
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
Company Structure
The Registrant is a holding company that, through Sculptor Corp, holds equity ownership interests in the Sculptor Operating Group. The Registrant had issued and outstanding the following share classes:
•Class A Shares—Class A Shares are publicly traded and entitle the holders thereof to one vote per share on matters submitted to a vote of shareholders. The holders of Class A Shares are entitled to any distributions declared on the Class A Shares by the Registrant’s board of directors (the “Board of Directors” or the “Board”) (other than RSAs, where entitlement to distributions may be subject to limitations and conditions).

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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
The Company conducts its operations through the Sculptor Operating Group. The following is a list of the outstanding units of the Sculptor Operating Partnerships as of March 31, 2023:
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
•Group E Units—Group E Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains upon satisfaction of a certain performance condition. Each Group E Unit converts into a Group A Unit and becomes exchangeable for one Class A Share (or the cash equivalent thereof) to the extent there has been a sufficient amount of appreciation for a Group E Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee, which consists of the Chief Executive Officer and the Chief Financial Officer of Sculptor Capital Management, Inc.). The Group E Units are entitled to share in residual assets upon liquidation, dissolution or

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent of their relative positive capital accounts (if any). Holders of Group E Units do not receive distributions during the Distribution Holiday. See Note 3 in the Company’s Annual Report for additional details. Group E Unit grants are accounted for as equity-based compensation. See Note 13 in the Company’s Annual Report for additional information.
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
Executive managing directors hold a number of Class B Shares equal to the number of Group A Units, vested Group E Units, Group A-1 Units (to the extent the corresponding Class B Shares have not been canceled in connection with the vesting of certain Group E Units issued in connection with the Recapitalization, as further discussed in Note 3 in the Company’s Annual Report), and Group P Units held. Upon the exchange of a Group A Unit or Group P Unit for a Class A Share, the corresponding Class B Share is canceled and a Group B Unit is issued to Sculptor Corp. Class B Shares that relate to Group A-1 Units will be voted pro rata in accordance with the vote of the Class A Shares.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
The following table presents the number of shares and units of the Company and the Sculptor Operating Partnerships, respectively, that were outstanding as of March 31, 2023:

As of March 31, 2023
Sculptor Capital Management, Inc.
Class A Shares	24,970,157
Class B Shares	33,018,248
Restricted Class A Shares (“RSAs”)	4,645,054
Restricted Share Units (“RSUs”)	2,779,823
Performance-based RSUs (“PSUs”)	912,500
Warrants to purchase Class A Shares (Note 7)	4,338,015

Sculptor Operating Partnerships
Group A Units	15,025,994
Group A-1 Units	9,244,477
Group B Units	24,970,157
Group E Units	13,021,158
Group P Units	4,734,286
The Company grants RSAs, RSUs and PSUs to its employees and executive managing directors as a form of compensation. These grants are accounted for as equity-based compensation. See Note 13 in the Company's Annual Report for additional information. In addition, the Company has 3,022,380 shares of treasury stock as of March 31, 2023.
Share Repurchase Program
In February 2022, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. The Company records its treasury stock repurchases at cost on a trade date basis. As of March 31, 2023, the Company repurchased 3,022,380 Class A Shares at a cost of $32.5 million for an average price of $10.75 per share through open market purchase transactions. No shares were purchased in the three months ended March 31, 2023. As of March 31, 2023, $67.5 million remained available for repurchase of the Company’s common stock under the share repurchase program. All of the repurchased shares are classified as treasury stock in the Company’s consolidated balance sheets.
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
MARCH 31, 2023
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
Recently Adopted Accounting Pronouncements
No changes to GAAP that went into effect in the three months ended March 31, 2023, had a material effect on the Company’s consolidated financial statements.
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
Sculptor Operating Group Ownership
The Company’s equity interest in the Sculptor Operating Group decreased to 47.1% as of March 31, 2023, from 48.2% as of March 31, 2022. Changes in the Company’s interest in the Sculptor Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Group A Units and Group P Units for Class A Shares, at which time the related Class B Shares are also canceled; (ii) vesting of RSAs; (iii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, 2013 Incentive Plan and 2022 Incentive Plan related to the settlement of

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
RSUs or PSUs; (iv) the forfeiture of Group A Units and participating Group P Units by a departing executive managing director; and (v) the repurchase of Class A Shares and Group A Units. The Company’s interest in the Sculptor Operating Group is generally expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Group A Units and Group P Units, as well as the settlement of vested RSUs, PSUs and RSAs. However, additional repurchases of Class A Shares under the Company’s 2022 Share Repurchase Program may lead to a decrease of the Company’s interest in the Sculptor Operating Group. Additionally, the Company’s economic interest in the Sculptor Operating Group will decline when Group P Units begin to participate, as described in Note 13 in the Company's Annual Report.
The table below sets forth the calculation of noncontrolling interests related to the Group A Units for each Sculptor Operating Partnership (rounding differences may occur). The blended participation percentages presented below take into account ownership changes throughout the periods presented.

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)

Sculptor Capital LP
Net income	$31,087	$41,216
Blended participation percentage	0%	0%
Net Income Attributable to Group A Units	$—	$—

Sculptor Capital Advisors LP
Net loss	$(4,182)	$(16,820)
Blended participation percentage	38%	37%
Net Loss Attributable to Group A Units	$(1,571)	$(6,153)

Sculptor Capital Advisors II LP
Net loss	$(14,451)	$(17,796)
Blended participation percentage	38%	37%
Net Loss Attributable to Group A Units	$(5,429)	$(6,510)

Total Sculptor Operating Group
Net income	$12,454	$6,600
Blended participation percentage	-56%	-192%
Net Loss Attributable to Group A Units	$(7,000)	$(12,663)
The following table presents the components of the net loss attributable to noncontrolling interests:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Group A Units	$(7,000)	$(12,663)
Other	795	657
	$(6,205)	$(12,006)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	March 31, 2023	December 31, 2022

	(dollars in thousands)
Group A Units	$407,302	$412,941
Other	27,465	26,538
	$434,767	$439,479
Redeemable noncontrolling interests
In 2021, the Company consolidated the SPAC it sponsors. The Class A shares issued by the consolidated SPAC are redeemable for cash by the public shareholders in the event the SPAC is unable to complete a business combination or a tender offer provision by a set date. Therefore, the investors’ interests in the SPAC are classified as redeemable noncontrolling interests in the consolidated balance sheets. The following table presents the activity in redeemable noncontrolling interests for the three months ended March 31, 2023 and 2022 :

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Beginning balance	$237,864	$234,600
Change in redemption value of Class A Shares of consolidated SPAC	1,178	(3,068)
Comprehensive income	1,499	3,068
Ending Balance	$240,541	$234,600
4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	March 31, 2023	December 31, 2022

	(dollars in thousands)
U.S. government obligations, at fair value	$9,978	$24,782
CLOs, at fair value	207,030	207,147
Equity method investments	75,970	67,130
Total Investments	$292,978	$299,059

Investments of Consolidated Entities	$547,834	$544,554
The Company invests in U.S. government obligations to manage excess liquidity. CLOs, at fair value, consist of investments in notes of unconsolidated CLOs. These investments are carried at fair value under the irrevocable fair value option election at initial recognition. Changes in fair value are recorded within net gains (losses) on investments in the consolidated statements of operations. Interest income on these investments is accrued using the effective interest method and separately presented from the overall change in fair value and is recognized in other revenue in the consolidated statement of operations.
The Company’s equity method investments include investments in funds, which are not consolidated, but in which the Company exerts significant influence, but not control. The Company has not elected the fair value option and accounts for such

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
investments under the equity method. Under the equity method of accounting, the Company recognizes its share of the underlying earnings (losses) from equity method investments within net gains (losses) on investments in the consolidated statements of operations. The carrying amounts of equity method investments are recorded in investments in the consolidated balance sheets. Refer to Note 15 for details of the related party nature of such investments.
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
The following table summarizes the fair value of the investments of the structured alternative investment solution that are measured using the NAV practical expedient by strategy type and ability to redeem such investments as of March 31, 2023:

Fund Type(1)	Fair Value (as of March 31, 2023)	Redemption Frequency(2)	Redemption Notice Period(2)
	(dollars in thousands)
Multi-strategy	67,514	Quarterly - Annually	30 days - 90 days
Credit	231,028	Monthly - Annually(3)	30 days - 90 days
Real estate	8,757	None(4)	N/A
Total	$307,299
_______________
(1)The structured alternative investment solution invests in both open-ended and close-ended funds. The investments in each fund may represent investments in a particular tranche of such fund subject to different withdrawal rights.
(2)$154.2 million of investments are subject to an initial lock-up period of three years during which time no withdrawals or redemptions are allowed. Once the lock-up period ends, the investments are able to be redeemed with the frequency noted above.
(3)22% of these investments are in closed-end funds which cannot be redeemed, as distributions will be received as the underlying assets are liquidated, which is expected to be approximately six years.
(4)100% of these investments are in closed-end funds which cannot be redeemed, as distributions will be received as the underlying assets are liquidated, which is expected to be approximately seven to nine years.

As of March 31, 2023, the structured alternative investment solution had unfunded commitments of $96.9 million related to the investments presented in the table above.
See Note 2 in the Company’s Annual Report for additional information regarding the investments of consolidated entities.
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
MARCH 31, 2023
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy for the periods presented:

	As of March 31, 2023
	Level I	Level II	Level III	NAV	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
U.S. government obligations	$86,791	$—	$—	$—	$86,791

Included within investments:
U.S. government obligations	$9,978	$—	$—	$—	$9,978
CLOs(1)	$—	$—	$207,030	$—	$207,030

Included within investments of consolidated entities:
U.S. government obligations	$240,535	$—	$—	$—	$240,535
Investments in funds	—	—	—	307,299	307,299
Investments of Consolidated Entities	$240,535	$—	$—	$307,299	$547,834

Liabilities, at Fair Value
Warrants	$—	$—	$23,989	$—	$23,989

Liabilities of consolidated entities:
Warrants	$1,082	$—	$—	$—	$1,082
Notes payable	$—	$—	$197,813	$—	$197,813
_______________
(1) As of March 31, 2023, investments in CLOs had contractual principal amounts of $209.8 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Reconciliation of Fair Value Measurements Categorized within Level III
Gains and losses on investments categorized within Level III, excluding those related to investments of consolidated entities and foreign currency translation adjustments, are recorded within net gains (losses) on investments in the consolidated statements of operations. Gains and losses related to foreign currency translation adjustments are recorded in the statements of comprehensive income (loss), and gains and losses related to investment of consolidated entities are recorded within net gains of consolidated entities. Amortization of premium, accretion of discount and foreign exchange gains and losses on non-U.S. dollar investments are also included within gains and losses in the tables below. Changes in fair value of warrant liabilities are included in other income in the consolidated statements of operations. In the first quarter of 2022, the warrants of the consolidated SPAC began to trade publicly, and as such, were transferred from Level III to Level I. Changes in fair value of warrant liabilities and notes payable of the consolidated entities are included in net gains of consolidated entities in the consolidated statements of operations. The Company elected to measure its investments in CLOs, U.S. government obligations and notes payable of the consolidated fund at fair value through consolidated net (loss) income in order to simplify its accounting for these instruments.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
The following tables summarize the changes in the Company’s Level III financial assets and liabilities for the periods presented:

	December 31, 2022	Transfers In	Transfers Out	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	March 31, 2023
	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$207,147	$—	$—	$—	$(5,361)	$2,809	$2,435	$207,030

Liabilities, at Fair Value
Warrants	$24,163	$—	$—	$—	$—	$174	$—	$23,989

Liabilities of consolidated entities:
Notes payable	$196,106	$—	$—	$—	$—	$(1,707)	$—	$197,813

	December 31, 2021	Transfers In		Transfers Out		Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	March 31, 2022

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$219,510	$—		$—		$28,807	$(12,347)	$(4,519)	$(4,899)	$226,552

Investments of consolidated entities:
Bank Debt	$—	$3,603	(1)	$(14,666)	(1)	$14,633	$(3,475)	$(95)	$—	$—

Liabilities, at Fair Value
Warrants	$65,287	$—		$—		$—	$—	$24,336	$—	$40,951

Liabilities of consolidated entities:
Warrants	$7,590	$—		$(3,450)	(2)	$—	$—	$4,140	$—	$—
Notes payable	$—	$—		$—		$215,733	$—	$—	$—	$215,733
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
MARCH 31, 2023
The table below summarizes the net change in unrealized gains and (losses) on the Company’s Level III financial instruments outstanding as of the reporting date:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$5,244	$(9,418)

Liabilities, at Fair Value
Warrants	$174	$24,336

Liabilities of consolidated entities:
Notes payable	$(1,707)	$—
Level III Valuation Techniques
Financial instruments classified within Level III of the fair value hierarchy are generally comprised of CLOs, warrant liabilities and notes payable of consolidated entities.
Investments in CLOs are valued using independent pricing services. The Company performs procedures over the values provided by the pricing services, as discussed above.
Warrant liabilities of the Company are valued by independent pricing services using a Black-Scholes option pricing model, for which the Company’s Class A share price, warrant exercise price, risk free rate, volatility and term to expiry are the primary inputs to the valuation. The significant unobservable quantitative input used for the fair value measurement of the warrant liabilities of the Company, which are categorized as Level III under the fair value hierarchy, was volatility. The volatility used in the fair value measurement was 57.55% as of March 31, 2023.
Notes payable of consolidated entities are valued using independent pricing services. The Company measures the financial liabilities of its consolidated entity based on the fair value of the financial assets of the consolidated entity, as the Company believes the fair value of the financial assets is more observable. Refer to Note 2 in the Company’s Annual Report for additional valuation considerations of the notes payable of consolidated entities.
Financial Instruments Not Measured at Fair Value
As of March 31, 2023, the Company’s debt obligations had a fair value of $98.3 million and a carrying value of $119.9 million; and the repurchase agreements had a fair value $157.7 million of and a carrying value of $168.9 million. The fair value measurements for the Company’s debt obligations and repurchase agreements are categorized as Level III within the fair value hierarchy. The fair value measurements for the Company’s CLO Investments Loans (as defined in Note 7) and repurchase agreements were determined using independent pricing services. The fair value measurement for the Company’s 2020 Term Loan (as defined in Note 7) was determined using a discounted cash flow model. Management estimates that the carrying value of the Company’s other financial instruments approximated their fair values as of March 31, 2023.
Loans Sold to CLOs Managed by the Company
From time to time the Company may sell loans to CLOs managed by the Company. These loans are purchased by the Company in the open market and simultaneously sold for cash to the CLOs. The loans are accounted for as transfers of financial

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
assets as they meet the criteria for derecognition under U.S. GAAP. No loans were sold in each of the three months ended March 31, 2023 and 2022. The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold loans in the past. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issued by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. As of March 31, 2023 and December 31, 2022, the Company’s investments in these retained interests had a fair value of $77.3 million and $78.6 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. For the three months ended March 31, 2023 and 2022, the Company received $3.7 million and $675 thousand, respectively, of interest and principal payments related to the retained interests.
The Company may from time to time refinance its investment in CLOs. If a refinanced CLO investment is considered substantially different from the original CLO investment, the refinancing is accounted for as a sale and a new refinanced CLO investment is recognized at fair value that is used to determine the amount of gain or loss on derecognition that is presented within net gains (losses) on investments in the consolidated statements of operations. If the refinancing is not considered substantially different from the original CLO investment, a new effective interest rate that equates the revised cash flows to the carrying amount of the original CLO investment is calculated and applied prospectively.
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
The table below presents the assets and liabilities of VIEs consolidated by the Company.

	March 31, 2023	December 31, 2022

	(dollars in thousands)
Assets
Assets of consolidated entities:
Cash and cash equivalents of consolidated entities	$12,655	$3
Restricted cash and cash equivalents of consolidated entities	9,800	9,805
Investments of consolidated entities, at fair value	307,299	306,590
Other assets of consolidated entities	1,744	2,016
Total Assets	$331,498	$318,414

Liabilities
Liabilities of consolidated entities:
Notes payable of consolidated entities	$197,813	$196,106
Other liabilities of consolidated entities	4,816	1,601
Total Liabilities	$202,629	$197,707

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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
The table below presents the net assets of unconsolidated VIEs in which the Company has variable interests along with the maximum exposure to loss as a result of the Company’s involvement with non-consolidated VIEs:

	March 31, 2023	December 31, 2022

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$12,215,434	$12,738,164

Maximum risk of loss as a result of the Company’s involvement with unconsolidated VIEs:
Unearned income and fees	45,504	53,869
Income and fees receivable	34,711	41,890
Investments	246,366	245,583
Investments of consolidated entities	239,785	237,699
Unfunded commitments(1)	200,529	182,797
Maximum Exposure to Loss	$766,895	$761,838
_______________
(1) Includes commitments from certain employees and executive managing directors in the amounts of $79.1 million and $65.4 million as of March 31, 2023 and December 31, 2022, respectively.
6. LEASES
The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Shanghai, and various other locations and data centers. The Company does not have renewal options for any of its current leases. The Company also subleases a portion of its office space in London and New York through the end of the lease term. In addition, the Company has finance leases for computer hardware. As of March 31, 2023, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within restricted cash in the consolidated balance sheets.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
The tables below represent components of lease expense and associated cash flows:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Lease Cost
Operating lease cost	$4,605	$4,708
Short-term lease cost	22	10
Finance lease cost - amortization of leased assets	99	92
Finance lease cost - imputed interest on lease liabilities	15	3
Less: Sublease income	(797)	(830)
Net Lease Cost	$3,944	$3,983

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,215	$5,326
Operating cash flows for finance leases	$5	$—
Finance cash flows for finance leases	$223	$163

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$1,079

	March 31, 2023	December 31, 2022

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	6.5 years	6.7 years
Finance leases	4.3 years	4.5 years

Weighted average discount rate
Operating leases	7.8%	7.8%
Finance leases	7.9%	7.9%

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities - Contractual Payments to be Paid
April 1, 2023 to December 31, 2023	$14,968	$—
2024	16,527	228
2025	14,328	228
2026	15,353	228
2027	17,675	228
Thereafter	35,015	—
Total Lease Payments	113,866	912
Imputed interest	(25,265)	(146)
Total Lease Liabilities - Contractual Payments to be Paid	$88,601	$766

Operating Leases

(dollars in thousands)
Sublease Rent - Contractual Payments to be Received
April 1, 2023 to December 31, 2023	$2,223
2024	1,920
2025	1,920
2026	1,920
2027	1,960
Thereafter	4,160
Total Sublease Rent - Contractual Payments to be Received	$14,103

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
7. DEBT OBLIGATIONS AND WARRANTS

	2020 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
April 1, 2023 to December 31, 2023	$—	$—	$—
2024	—	—	—
2025	—	—	—
2026	—	—	—
2027	95,000	—	95,000
2028	—	—	—
Thereafter	—	36,186	36,186
Total Payments	95,000	36,186	131,186
Unamortized discounts & deferred financing costs	(11,126)	(191)	(11,317)
Total Debt Obligations	$83,874	$35,995	$119,869
2020 Credit Agreement
On September 25, 2020, Sculptor Capital LP, as borrower, (the “Borrower”), and certain other subsidiaries of the Company, as guarantors, entered into a credit and guaranty agreement, as amended on December 20, 2022, (the “2020 Credit Agreement”), consisting of (i) a senior secured term loan facility in an initial aggregate principal amount of $320.0 million (the “2020 Term Loan”) and (ii) a senior secured revolving credit facility in an initial aggregate principal amount of $25.0 million (the “2020 Revolving Credit Facility”). The proceeds from the 2020 Term Loan were first allocated to the full fair value of the warrants issued in connection with the 2020 Credit Agreement (which establishes both a liability and a debt discount, as described below), and the residual proceeds, net of deferred offering costs and discounts, of $275.8 million was then recognized as the initial carrying value of the 2020 Term Loan.
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
The 2020 Term Loan and the 2020 Revolving Credit Facility mature on the seventh and sixth anniversary, respectively, of the initial funding of the 2020 Term Loan, which occurred on November 13, 2020 (the “Closing Date”). Borrowings under the 2020 Credit Agreement bear interest at a per annum rate equal to, at the Company’s option, the one, three or six-month Secured Overnight Financing Rate (“SOFR”) (subject to a 0.75% floor), plus 6.25%. With respect to interest calculated using one-month SOFR, additional rate equal to 0.05% is applied and with respect to interest calculated using three-month or six-month SOFR,

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
additional rate equal to 0.10% is applied. The Borrower is also required to pay an undrawn commitment fee at a rate per annum equal to 0.50% of the undrawn portion of the 2020 Revolving Credit Facility.
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
Warrants
In connection with the 2020 Credit Agreement, the Company has issued and outstanding warrants to purchase 4,338,015 Class A Shares. The warrants have a 10-year term from the Closing Date and an initial exercise price per share equal to $11.93. The exercise price is subject to reduction by an amount equal to any dividends paid on Class A Shares. As a result, the exercise price was $8.01 per share as of March 31, 2023. The warrants provide for customary adjustments in the event of a stock split, stock dividend, recapitalization or similar event. In lieu of making a cash payment otherwise contemplated upon exercise, the holder may exercise the warrants in whole or in part to receive a net number of Class A Shares. In addition, the 2020 Credit Agreement provides that, upon exercise in whole or in part by the holder, the Company may decide in its sole discretion whether the holder’s exercise of such warrant will be settled by delivery of Class A Shares (which shares may be reduced to a net number of Class A Shares in accordance with the procedure described in the preceding sentence) or by the Company’s payment to the holder of an amount in cash equal to the Black-Scholes value as provided for in the applicable warrant agreement. If the Company undergoes a change of control prior to the expiration date, the holder will have the right to require the Company to repurchase any remaining portion of the warrants not yet exercised at their Black-Scholes value as provided for in the applicable agreement.
Warrants of the Consolidated SPAC
At the time of IPO in December 2021, Sculptor Acquisition Corporation I (“SAC I”) issued 11.2 million warrants to the Company and 11.5 million warrants to third parties. The warrants have a 5-year term from the day of the SAC I IPO and an initial exercise price per share equal to $11.50. The warrants are subject to other customary terms common for instruments of this type. The Company eliminates the SPAC warrants it holds in consolidation. As of March 31, 2023, the warrants of the consolidated SPAC had a fair value of $1.1 million.
Notes Payable of a Consolidated Entity
In the first quarter of 2022, the Company launched a structured alternative investment solution that it consolidated, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $128.0 million were acquired by the Company and eliminated in consolidation. The notes held by the Company consisted of $20.0 million of Class A, $20.0 million of Class C and $87.8 million of subordinated notes. Changes in the fair value of the notes payable of the structured alternative investment solution are presented within net gains of consolidated entities in the consolidated statements of operations. The fair value of the notes payable as of March 31, 2023, was $197.8 million. The notes payable mature in May 2037.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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
See Note 2 in the Company’s Annual Report for accounting policies for the notes payables of the consolidated entities.
Credit Facility of a Consolidated Entity
In the first quarter of 2022, the structured alternative investment vehicle entered into a $52.5 million credit facility which expires March 18, 2025. The credit facility is capped at $20.0 million of the total borrowing capacity per quarter. The facility is subject to a SOFR reference rate, as defined in the agreement, plus 3.00%. The facility is also subject to an annual 1.15% unused commitment fee. As of March 31, 2023, the fund has not drawn on the facility. The credit facility agreement is subject to other customary terms common for instruments of this type. The creditors of the Company’s consolidated entities have no recourse to the Company.
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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. In addition to customary events of default included in financing arrangements of this type, an event of default would also be triggered if there is an event of default at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default, where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs with fair values of $37.8 million and $40.0 million as of March 31, 2023 and December 31, 2022, respectively.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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

Initial Borrowing Date	Contractual Rate	Contractual Maturity Date	Carrying Value
			March 31, 2023	December 31, 2022

			(dollars in thousands)
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	$15,610	$16,835
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	20,385	21,594
January 19, 2022	EURIBOR plus 1.50%	December 15, 2023	—	2,285
			$35,995	$40,714
8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company has a €200.0 million master credit facility agreement (the “CLO Financing Facility”) to finance portions of the risk retention investments in certain CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of March 31, 2023, €43.2 million of the CLO Financing Facility remained available.
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
MARCH 31, 2023
The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to the counterparty related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of March 31, 2023	$168,931	$—	$168,931	$161,424	$7,507
As of December 31, 2022	$166,632	$—	$166,632	$157,107	$9,525
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold to the counterparty under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of March 31, 2023	$—	$—	$—	$168,931	$168,931
As of December 31, 2022	$—	$—	$—	$166,632	$166,632
9. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	March 31, 2023	December 31, 2022

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$47,736	$47,736
Computer hardware and software	44,653	44,603
Furniture, fixtures and equipment	8,013	8,013
Accumulated depreciation and amortization	(80,433)	(79,390)
Fixed assets, net	19,969	20,962
Goodwill	22,691	22,691
Prepaid expenses	14,668	16,698
Cloud computing costs	11,176	9,940
Redemption receivable(1)	672	28,721
Other	10,072	7,430
Total Other Assets, Net	$79,248	$106,442
_______________
(1) Represents amounts receivable on a redeemed investment in a fund.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
10. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	March 31, 2023	December 31, 2022

	(dollars in thousands)
Accrued expenses	$23,185	$20,925
Uncertain tax positions	8,250	8,250
Due to funds(1)	3,488	3,854
Other	9,931	10,020
Total Other Liabilities	$44,854	$43,049
_______________
(1) To the extent that a fee-paying fund is an investor in another fee-paying fund, the Company rebates a corresponding portion of the management fees charged in the investee fund. Due to funds amounts also reflect certain incentive income and management fee waivers.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
11. REVENUES

The following table presents management fees and incentive income recognized as revenues for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$30,882	$316	$39,980	$955
Credit
Opportunistic credit funds	12,536	10,819	12,824	19,803
Institutional Credit Strategies	11,467	—	11,583	—
Real estate funds	8,823	29,151	9,050	884
Total	$63,708	$40,286	$73,437	$21,642
The following table presents the composition of the Company’s income and fees receivable as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

	(dollars in thousands)
Management fees	$24,591	$25,402
Incentive income	21,848	30,958
Income and Fees Receivable	$46,439	$56,360
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
The following table presents the Company’s unearned income and fees as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Management fees	$2	$2
Incentive income	45,502	53,867
Unearned Income and Fees	$45,504	$53,869
A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. A liability for unearned management fees is generally recognized when management fees are paid to the Company on a quarterly basis in advance, based on the amount of Assets Under Management at the beginning of the quarter. In the three months ended March 31, 2023 and 2022 the Company recognized $25.8 million and $3.9 million, respectively, of the beginning balance of unearned incentive income for each respective year. The Company recognized all of the beginning balances of unearned management fees during the respective quarter.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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
The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended March 31,
	2023	2022
Statutory U.S. federal income tax rate	21.00%	21.00%
Loss passed through to noncontrolling interests	3.70%	15.83%
Foreign income taxes	10.05%	4.37%
RSU excess income tax benefit or expense	9.17%	-11.53%
State and local income taxes	17.51%	33.50%
Nondeductible amortization of Partner Equity Units	3.94%	19.81%
Foreign tax credits and deductions	-2.11%	-0.92%
Change in fair value of warrants	-0.61%	-36.60%
Disallowed executive compensation	8.09%	13.41%
Other, net	1.23%	-0.04%
Effective Income Tax Rate	71.97%	58.83%
The Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the Company had a liability for unrecognized tax benefits of $8.3 million. As of and for the three months ended March 31, 2023, the Company did not accrue interest or penalties related to uncertain tax positions. As of March 31, 2023, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits if recognized, would affect its tax expense by $4.8 million as of March 31, 2023.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
13. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Professional services	$11,656	$5,464
Occupancy and equipment	6,699	7,090
Information processing and communications	5,650	5,026
Recurring placement and related service fees	3,626	5,249
Insurance	2,317	2,207
Business development	1,036	498
Other expenses	2,811	1,782
Total General, Administrative and Other	$33,795	$27,316
14. EARNINGS PER CLASS A SHARE
Basic earnings per Class A Share is computed by dividing the net earnings attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended March 31, 2023 and 2022 the Company included 203,677 and 186,944 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted earnings per Class A Share.
When calculating dilutive earnings per Class A Share, the Company applies the treasury stock method to outstanding warrants, unvested RSUs and RSAs, which are only subject to a service condition. At the Sculptor Operating Group Level, the Company applies the if-converted method to vested Group A Units and vested Group E Units. For unvested Group A Units and unvested Group E Units, the Company applies the treasury stock method first to determine the number of incremental units that would be issuable and then applies the if-converted method to those resulting incremental units. The Company did not include unvested RSAs, Group P Units or PSUs subject to service and market conditions in the calculation of dilutive earnings per Class A Share, as the applicable market conditions had not yet been met as of the end of each reporting period presented below. The Company also did not include RSUs which will be settled in cash. The effect of dilutive securities on net earnings attributable to Class A Shareholders is presented net of tax.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
The following tables present the computation of basic and diluted earnings per Class A Share:

Three Months Ended March 31, 2023	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$8,492	25,173,834	$0.34
Effect of dilutive securities:
Group A Units	(5,681)	15,025,994		—
Group E Units	—	12,966,518		—
RSUs	—	—		2,074,695
RSAs	—	—		1,072,269
Warrants	(146)	467,262		—
Diluted	$2,665	53,633,608	$0.05

Three Months Ended March 31, 2022	Net Income (Loss) Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings (Loss) Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$16,882	26,596,572	$0.63
Effect of dilutive securities:
Group A Units	(9,115)	15,025,994		—
Group E Units	—	—		13,009,156
RSUs	—	—		2,508,983
RSAs	—	—		1,046,989
Warrants	(20,639)	2,071,366		—
Diluted	$(12,873)	43,693,932	$(0.29)

15. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Certain Amounts Related to Tax Receivable Agreement Liability
Amounts due to related parties relate primarily to future payments owed to certain trusts related to Daniel S. Och, under the tax receivable agreement, as discussed further in Note 16. The tax receivable agreement liability was $190.2 million as of March 31, 2023, and $72.2 million of the balance was due to related parties. The Company made payments totaling $16.9 million under the tax receivable agreement (inclusive of interest thereon) in the three months ended March 31, 2022, of which $7.4 million was paid to related parties. No such payments were made in the three months ended March 31, 2023. The Company made payments totaling $17.4 million under the tax receivable agreement (inclusive of interest thereon) on April 3, 2023, of which $7.7 million was paid to related parties.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
As of March 31, 2023 and December 31, 2022, respectively, approximately $863.2 million and $906.6 million of the Company’s Assets Under Management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of March 31, 2023 and December 31, 2022, approximately 41% and 43%, respectively, of these Assets Under Management were not charged management fees or incentive income.
The following table presents management fees and incentive income charged on investments held by the Company’s executive managing directors, employees and certain other related parties:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$930	$839
Incentive income	$908	$498
Investment in SPAC
In a private placement concurrent with the initial public offering of the SPAC the Company sponsors, SAC I sold warrants to Sculptor Acquisition Sponsor I, LLC, a subsidiary of the Company, for total gross proceeds of $11.2 million. Prior to the completion of a business combination, Sculptor Acquisition Sponsor I, LLC owns the majority of the Class B ordinary shares outstanding of SAC I, and consolidates SAC I under the voting interest model, and therefore the private placement warrants and Class B ordinary shares held by the Company are eliminated upon consolidation. Refer to Note 2 in the Company’s Annual Report for additional details on the SPAC.
Investment in Structured Alternative Investment Solution
In the first quarter of 2022, the Company closed on a $350.0 million structured alternative investment solution, a collateralized financing vehicle consolidated by the Company. The Company invested approximately $127.8 million in the vehicle. Refer to Note 2 in the Company’s Annual Report and Note 4 for additional details on the structured alternative investment solution.
16. COMMITMENTS AND CONTINGENCIES
Tax Receivable Agreement
The purchase of Group A Units from current and former executive managing directors and the Ziffs with the proceeds from the 2007 Offerings, and subsequent taxable exchanges by them of Group A Units, Group E Units and Group P Units (“Partner Equity Units”) for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Sculptor Operating Group that would not otherwise have been available. The Company anticipates that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Sculptor Operating Group, and the Company will derive its tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, the Company’s depreciation and amortization expenses and will therefore reduce the amount of tax that Sculptor Corp and any other future corporate taxpaying entities that acquire Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Sculptor Capital Management, Inc. once it became treated as a corporate taxpayer

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
following the Company’s conversion from a partnership to a corporation for U.S. federal income tax purposes, effective April 1, 2019 (the “Corporate Classification Change”), have agreed to pay the executive managing directors and the Ziffs 75% of the amount of cash savings, if any, in federal, state and local income taxes in the U.S. that these entities actually realize related to their units as a result of such increases in tax basis. For tax years prior to 2019, such percentage was 85% of such annual cash savings under the tax receivable agreement.
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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Sculptor Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of March 31, 2023, the estimated future payment under the tax receivable agreement was $190.2 million, which is recorded in the tax receivable agreement liability balance on the consolidated balance sheets.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
The table below presents management’s estimate as of March 31, 2023, of the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
April 1, 2023 to December 31, 2023	$17,422
2024	18,010
2025	3,383
2026	51,408
2027	34,991
Thereafter	64,974
Total Payments	$190,188
Litigation
On August 24, 2022, a complaint under Section 220 of Delaware’s general corporation law, which allows shareholders to inspect corporate books and records, was filed by Daniel S. Och, the Founder of Och-Ziff and four former Och-Ziff executive managing directors. In April 2022, the Founder and these former executive managing directors made a demand to inspect books and records relating to alleged corporate governance concerns in connection with the promotion of James S. Levin to Chief Executive Officer, a new executive compensation plan approved by the Board of Directors in December 2021, and other matters related to the Board’s exercise of its duties. Despite the voluntary production by the Company of extensive documentation in response to that demand, the Founder and the former executive managing directors filed the Section 220 complaint to compel additional production.
On November 18, 2022, the parties announced a settlement of the matter whereby the Founder and the former executive managing directors dismissed the Section 220 complaint with prejudice and in return, among other things, the Company agreed to produce certain additional books and records as well as to issue a press release announcing the formation of a special committee of the Board, as discussed in additional detail in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Formation of Special Committee to Explore Potential Transactions.
From time to time, the Company is involved in litigation and claims incidental to the conduct of the Company’s business. The Company is also subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over the Company and its business activities.
The Company accrues a liability for legal proceedings only when those matters present loss contingencies that it believes are both probable and reasonably estimable. As of March 31, 2023, the Company does not have any potential liability related to any current legal proceeding or claim that would individually, or in the aggregate, materially affect its results of operations, financial position or cash flows.
Investment Commitments
The Company has unfunded capital commitments of $200.6 million to certain funds it manages, of which $96.9 million relates to commitments of the Company’s consolidated structured alternative investment solution. The remaining $103.7 million relates to commitments of the Company to unconsolidated funds. Approximately $79.1 million of the Company’s commitments will be funded by contributions to the Company from certain employees and executive managing directors. The Company expects

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
to fund these commitments over the approximately next six years. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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
Additionally, the Company has agreements with certain of the funds it manages to reimburse certain expenses in excess of an agreed-upon cap. During the three months ended March 31, 2023 and 2022, these amounts were not material.
17. SUBSEQUENT EVENTS
Dividend
On May 4, 2023, the Company announced a cash dividend of $0.06 per Class A Share. The dividend is payable on May 23, 2023, to holders of record as of the close of business on May 16, 2023.

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
Overview
Formation of Special Committee to Explore Potential Transactions
On November 18, 2022, we issued a press release announcing the formation by our Board of Directors of a special committee comprised solely of independent directors (the “Special Committee”) to explore potential interest from third parties in a transaction with the Company that maximizes value for shareholders. As of the filing date of this quarterly report on Form 10-Q, no transaction has been announced, and there can be no assurance that the Special Committee process will result in any transaction in the future. The completion of any potential transaction is complicated by a variety of factors, including the ability to receive the support of the founder and former Chief Executive Officer of Och-Ziff.
Overview of Our Business
Sculptor Capital is a leading global alternative asset manager and a specialist in opportunistic investing. With offices in New York, London, Hong Kong and Shanghai, we provide asset management services and investment products across Credit, Real Estate and Multi-Strategy platforms with approximately $35.1 billion in Assets Under Management as of May 1, 2023. We serve our global client base through our commingled funds, separate accounts, specialized products, and the SPAC. For over 25 years, the Company has pursued consistent outperformance by building an operating model and culture which balance the ability to act swiftly on market opportunity with rigorous diligence that minimizes risk. The Company’s model is driven by a global team that is predominantly home-grown, long tenured and incentivized to put client outcomes first. The Company’s capabilities span all major geographies and asset classes, including corporate credit, structured credit, real estate debt and equity, fundamental equities, merger arbitrage, and convertible and derivative arbitrage.
We manage dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds, multi-strategy funds, and other alternative investment vehicles. Through Institutional Credit Strategies, our asset management platform that invests in performing credits, we manage CLOs, aircraft securitization vehicles, collateralized bond obligations (“CBOs”), structured alternative investment solutions, commingled products and other customized solutions for clients.
Overview of Our Financial Results
As a global alternative asset manager, our results of operations are impacted by a variety of factors, including conditions in the global financial markets and economic and political environments. Despite a series of economic shocks, deteriorating fundamentals and tightening credit conditions, the markets surprised to the upside for the quarter. The strain was underscored by dislocation in the banking sector, interest rate volatility and performance divergence across asset classes. Continued signs of stress are materializing across global markets as interest rate volatility and poor liquidity are prompting fast-changing market conditions. However, we believe both our funds, through their unconstrained investment style, and our platform, from our business diversification and strong balance sheet, are well positioned to navigate these challenging conditions.

As of March 31, 2023, our AUM was $36.1 billion, a decrease of $2.5 billion year-over-year. Our AUM decreased primarily due to (i) distributions and other reductions in Institutional Credit Strategies, opportunistic credit funds and real estate funds, (ii) net outflows in multi-strategy funds, and (iii) performance-related depreciation in multi-strategy and opportunistic credit funds. These decreases were partially offset by net inflows in real estate funds, Institutional Credit Strategies and opportunistic credit funds with the launch of our Tactical Credit Fund (“STAX”), a real estate investment vehicle and an additional CLO. These new launches further diversify our business by product, channel and vintage, continuing the trend of raising long duration capital, as we grew our long-term AUM to 72% of our total AUM as of March 31, 2023.
We reported a GAAP net income of $8.5 million in the first quarter of 2023, compared to a GAAP net income of $16.9 million in the first quarter of 2022.
Management fees were $63.7 million in the first quarter of 2023, a decrease of $9.7 million compared to the first quarter of 2022. Our management fees fell primarily due to lower average assets under management in our multi-strategy funds, as a result of negative fund performance in 2022 as well as net outflows. Please see “—Managing Business Performance—Multi-Strategy Funds” for additional information regarding the performance of the Sculptor Master Fund.
Incentive income was $40.3 million in the first quarter of 2023 driven primarily by realizations in Sculptor Real Estate Fund III and in our Customized Credit Focused Platform.
Expenses were $108.6 million in the first quarter of 2023, remaining relatively flat to the first quarter of 2022. This was primarily driven by lower compensation and benefits expenses, largely due to a decrease in equity-based compensation, partially offset by elevated professional services fees, primarily legal costs.
Other income in the first quarter of 2023 decreased by $10.1 million from the first quarter of 2022, primarily as a result of changes in the fair value of warrant liabilities, which generated a higher gain in the prior year period, partially offset by higher gains on our investments and higher gain of consolidated entities.
Please see the “Results of Operations” section of this MD&A for commentary regarding changes in net loss attributable to noncontrolling interests and changes in the redemption value of redeemable noncontrolling interests.
Economic Income was $18.6 million in the first quarter of 2023, compared to $29.2 million in the first quarter of 2022. The decrease was primarily due to higher general, administrative and other expenses, and lower management fees. These decreases were partially offset by an increase in incentive income, which was in part offset by associated profit sharing bonus expense.
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
Information with respect to our AUM throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of March 31, 2023, approximately 2% of our AUM represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 41% of these affiliated AUM are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund or vehicle, we waive or rebate a corresponding portion of the management fees charged to the fund.
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
As a result of the performance-related depreciation in the Sculptor Master Fund and the Sculptor Credit Opportunities Master Fund in 2022, we will not earn incentive income in future periods on the AUM of certain investors until such losses from 2022 have been recovered. In the Sculptor Master Fund, we had $844.5 million of fund-related losses remaining as of March 31, 2023, versus $1.4 billion as of December 31, 2022, representing meaningful progress against our high watermark position given fund appreciation in the first quarter. In Sculptor Credit Opportunities Master Fund, we had $22 million of fund-related losses remaining as of March 31, 2023, versus $59 million as of December 31, 2022 representing substantial progress against our high watermark position given fund appreciation in the first quarter.
Summary of Changes in AUM
The tables below present the changes to our AUM for the respective periods based on the type of funds or investment vehicles we manage.

	Three Months Ended March 31, 2023
	December 31, 2022	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	March 31, 2023

	(dollars in thousands)
Multi-strategy funds	$9,174,103	$(366,681)	$—	$481,340	$—	$9,288,762
Credit
Opportunistic credit funds	5,970,962	7,050	(211,293)	170,316	—	5,937,035
Institutional Credit Strategies	16,273,736	99,755	(59,140)	4,278	26,312	16,344,941
Real estate funds	4,563,692	17,001	(76,268)	8,516	3,124	4,516,065
Total	$35,982,493	$(242,875)	$(346,701)	$664,450	$29,436	$36,086,803

	Three Months Ended March 31, 2022
	December 31, 2021	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	March 31, 2022

	(dollars in thousands)
Multi-strategy funds	$11,112,445	$310,611	$(49)	$(346,790)	$—	$11,076,217
Credit
Opportunistic credit funds	6,350,474	(98,128)	—	57,206	—	6,309,552
Institutional Credit Strategies	16,052,406	796,643	(101,201)	(146)	(89,994)	16,657,708
Real estate funds	4,544,862	136,611	(86,432)	—	(4,656)	4,590,385
Total	$38,060,187	$1,145,737	$(187,682)	$(289,730)	$(94,650)	$38,633,862
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
AUM totaled $36.1 billion as of March 31, 2023. In the three months ended March 31, 2023, AUM increased by $104.3 million, driven by performance-related appreciation of $664.5 million, primarily from our multi-strategy funds, partially offset by distributions and other reductions of $346.7 million in opportunistic credit funds, real estate funds, and Institutional Credit Strategies, and net outflows of $242.9 million, primarily in our multi-strategy funds.
AUM net outflows of $242.9 million in the three months ended March 31, 2023, were comprised of (i) $495.7 million of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds, and (ii) $252.8 million of gross inflows, driven primarily by $104.7 million in opportunistic credit funds due to an additional close in STAX and $102.7 million in Institutional Credit Strategies. In 2023, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from sovereign wealth and corporates, high net worth and family offices and related parties and pensions, high net worth and family offices and fund-of-funds were the largest source of gross outflows.
Also as to flows, following a strong fundraising start to 2022 in Q1 of 2022 and continued momentum in Q2 of 2022, inflows slowed in the second half of 2022, and we are experiencing elevated redemption requests and negative impact on our ability to raise new capital from investors into our funds so far in 2023, driven by a variety of factors, primarily the uncertainty and perceived instability created by actions taken by the founder and former Chief Executive Officer of Och-Ziff over the last year. Also relevant are market factors impacting investor allocations, idiosyncratic factors related to one or more investors (e.g., rebalancing), idiosyncratic factors related to one or more of our funds (e.g., fund performance) and other factors.
The actions (as described in the Risk Factor in our Annual Report titled, “The founder and former Chief Executive Officer of Och-Ziff has taken certain actions that have had an adverse impact on our business”) by the founder and former CEO of Och-Ziff have created headwinds for our business including negative effects on fund investor sentiment, which we expect to continue until there is a resolution that gives investors confidence that there will be no further adverse actions against the Company.
Distributions and other reductions of $346.7 million in the three months ended March 31, 2023, were driven primarily by: (i) $211.3 million of distributions from the Customized Credit Focused Platform, (ii) $76.3 million of distributions from our real estate funds as a result of realizations, primarily in Sculptor Real Estate Fund III and Sculptor Real Estate Credit Fund I, and (iii) $59.1 million of distributions from Institutional Credit Strategies primarily from paydowns in certain of our CLOs.
As of May 1, 2023, estimated AUM decreased to $35.1 billion, driven by $1.0 billion of net outflows, as well as $173.0 million of distributions and other reductions. These decreases were partially offset by $134.1 million of performance-related appreciation.
In the three months ended March 31, 2022, AUM net inflows of $1.1 billion were comprised of (i) $1.4 billion of gross inflows, driven by $796.6 million in Institutional Credit Strategies, from the launch of an additional European CLO and the close of a structured alternative investment solution, $482.3 million in multi-strategy funds, primarily driven by inflows into the Sculptor

Master Fund, and $136.6 million in real estate funds, driven by the launch of Real Estate Credit Fund II; and (ii) $276.9 million of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds. In the three months ended March 31, 2022, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from high net worth and family offices and related parties, while pensions and fund-of-funds were the largest source of gross outflows.
Summary of Changes in FP AUM
The tables below present the changes to our FP AUM for the respective periods based on the type of funds or investment vehicles we manage. FP AUM represents the AUM on which we earn management fees and / or incentive income.

	Three Months Ended March 31, 2023
	December 31, 2022	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	March 31, 2023

	(dollars in thousands)
Multi-strategy funds	$9,020,989	$(316,112)	$—	$476,743	$5,760	$9,187,380
Credit
Opportunistic credit funds	$5,387,491	(95,521)	(209,552)	166,937	5,564	5,254,919
Institutional Credit Strategies	$11,158,253	23,243	(28,133)	2,931	11,849	11,168,143
Real estate funds	$3,717,036	14,515	(71,344)	5,838	153,318	3,819,363
Total	$29,283,769	$(373,875)	$(309,029)	$652,449	$176,491	$29,429,805

	Three Months Ended March 31, 2022
	December 31, 2021	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	March 31, 2022

	(dollars in thousands)
Multi-strategy funds	$10,877,541	$303,978	$(49)	$(340,451)	$(3,359)	$10,837,660
Credit
Opportunistic credit funds	5,742,605	(97,535)	—	56,351	28,587	5,730,008
Institutional Credit Strategies	11,142,956	321,565	(38,187)	(14)	(88,389)	11,337,931
Real estate funds	3,875,427	110,000	(56,763)	—	(4,669)	3,923,995
Total	$31,638,529	$638,008	$(94,999)	$(284,114)	$(67,830)	$31,829,594
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
FP AUM totaled $29.4 billion as of March 31, 2023. FP AUM is lower than AUM primarily due to:
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

In the three months ended March 31, 2023, FP AUM increased by $146.0 million, primarily as a result of drivers discussed in the Summary of Changes in AUM section above. FP AUM as a percentage of AUM increased during the period due to the launch of a real estate investment vehicle in December 2022, which began charging fees in January 2023.
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

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Weighted-average fee-paying assets under management	$28,858,001	$31,987,512
Average management fee rates	0.84%	0.86%
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
Multi-Strategy Funds
Our multi-strategy funds invest globally in high-conviction investment ideas across asset classes, regions and investment strategies with a primary focus on idiosyncratic opportunities where return drivers are less sensitive to direction of broader financial markets and which tend to arise when value is obscured by attributes such as complexity, corporate actions, market dislocations, or investor misunderstandings. Additionally, we have the flexibility to take on market-directional risk when we believe that broad market dislocations have created asymmetric upside/downside potential.
The table below presents AUM and investment performance for our multi-strategy funds. AUM are generally based on the net asset value of these funds plus any unfunded commitments, if applicable. Management fees generally range from 1.00% to 2.00% annually of FP AUM. For the first quarter of 2023, our multi-strategy funds had an average management fee rate of 1.27% of FP AUM.

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

			Returns for the Three Months Ended March 31,				Annualized Returns Since Inception Through March 31, 2023
	Assets Under Management as of March 31,		2023		2022
	2023	2022	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Sculptor Master Fund(1)(2)	$9,280,207	$10,189,273	5.7%	5.3%	-2.5%	-2.9%	15.5%	(3)	10.6%	(3)
Other funds(2)	8,555	886,944	n/m	n/m	n/m	n/m	n/m		n/m
	$9,288,762	$11,076,217
_______________
n/m not meaningful
(1)The returns for the Sculptor Master Fund exclude Special Investments. Special Investments in the Sculptor Master Fund are held by investors representing a small percentage of AUM in the fund. Inclusive of these Special Investments, the returns of the Sculptor Master Fund for the three months ended March 31, 2023 were 5.9% gross and 5.5% net, for the three months ended March 31, 2022 were -2.6% gross and -2.9% net, and annualized since inception through March 31, 2023 were 15.2% gross and 10.5% net.
(2)In the third quarter of 2022, we consolidated Sculptor Enhanced Master Fund into the Sculptor Master Fund, as a result we show the related historical AUM in Other funds
(3)The annualized returns since inception are those of the Sculptor Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Sculptor Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of March 31, 2023, the annualized returns since the Sculptor Master Fund’s inception on January 1, 1998 were 12.4% gross and 8.2% net excluding Special Investments and 12.0% gross and 8.0% net inclusive of Special Investments.
AUM in our multi-strategy funds decreased by $1.8 billion, or 16%, year-over-year. This was driven primarily by $1.0 billion of net outflows and transfers and $750.0 million of performance-related depreciation. In three months ended March 31, 2023, the largest sources of gross inflows into our multi-strategy funds were from sovereign wealth and corporates, high net worth and family offices and related parties, while the largest sources of gross outflows were attributable to high net worth and family offices, pensions and sovereign wealth and corporates.
The Sculptor Master Fund generated a gross return of 5.7% and a net return of 5.3% in the first quarter of 2023 as compared to the HFRI Fund Weighted Composite Index which generated 7.6%. The fund delivered strong performance against virtually all risk assets, on a historically low risk position for the fund. All risk-taking strategies contributed to performance during the quarter.
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

Credit

	Assets Under Management as of March 31,
	2023	2022

	(dollars in thousands)
Opportunistic credit funds	$5,937,035	$6,309,552
Institutional Credit Strategies	16,344,941	16,657,708
	$22,281,976	$22,967,260
Opportunistic Credit Funds
Our opportunistic credit funds seek to generate risk-adjusted returns by capturing value in mispriced investments across disrupted, dislocated and distressed corporate, structured and private credit markets globally.
AUM for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments, if applicable. Management fees for our opportunistic credit funds generally range from 0.75% to 2.25% annually of the net asset value of these funds. For the first quarter of 2023, our opportunistic credit funds had an average management fee rate of 0.98% of FP AUM.
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

			Returns for the Three Months Ended March 31,				Annualized Returns Since Inception Through March 31, 2023
	Assets Under Management as of March 31,		2023		2022
	2023	2022	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Sculptor Credit Opportunities Master Fund(1)	$1,651,601	$1,996,585	3.6%	3.1%	1.8%	1.2%	12.6%	8.9%
Customized Credit Focused Platform	3,709,568	3,999,378	See below for return information on our Customized Credit Focused Platform.
Closed-end opportunistic credit funds	575,866	313,589	See below for return information on our closed-end opportunistic credit funds.
	$5,937,035	$6,309,552
_______________
(1)The returns for the Sculptor Credit Opportunities Master Fund exclude Special Investments, which are held by investors representing a small percentage of AUM in the fund. Inclusive of these Special Investments, the returns of the Sculptor Credit Opportunities Master Fund for the three months ended March 31, 2023 were 3.8% gross and 3.3% net, for the three months ended March 31, 2022 were 1.8% gross and 1.3% net, and annualized since inception through March 31, 2023 were 12.3% gross and 8.7% net.

AUM in our opportunistic credit funds decreased by $372.5 million, or 6%, year-over-year. This was driven primarily by: (i) distributions and other reductions of $393.8 million primarily related to distributions from the Customized Credit Focused Platform and the expiration of the investment period of a closed-end fund; and (ii) $53.3 million of performance-related depreciation, primarily from our open ended funds; these decreases were partially offset by $74.6 million of net inflows and transfers, primarily due to the initial closes of STAX. We continue to raise capital for STAX with total committed capital of $471.0 million to date. We plan to continue to hold additional closes and have seen previous periods of market volatility act as a catalyst for capital raising in these types of strategies.
In the first quarter of 2023, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, delivered strong absolute performance, building upon its long-term track record. The fund generated a gross return of 3.6% and a net return of 3.1%, as compared to HFRX Fixed Income Credit Index 1.7% for the first quarter of 2023. In the first quarter of 2023, both corporate credit and structured credit contributed to performance.
In the first quarter of 2022, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 1.8% and a net return of 1.2%. In 2022, the fund saw positive contributions from structured credit in the U.S., while corporate credit experienced losses. Returns were generated by process driven investments across asset classes and regions that remained orthogonal to spread widening and weaker credit markets.
Our Customized Credit Focused Platform invests under a flexible credit mandate across the credit spectrum to allow timely investments as market conditions change and dislocate. The table below presents investment performance for the fund.

	Weighted Average Return for the Three Months Ended March 31,(2)				Inception to Date as of March 31, 2023
	2023		2022		IRR		Net Invested Capital Multiple(5)
Customized Credit Focused Platform	Gross	Net	Gross	Net	Gross(3)	Net(4)
Opportunistic Credit Performance(1)	4.1%	3.3%	1.2%	0.8%	14.4%	10.9%	2.9x
_______________
(1)Performance presented is for the opportunistic credit strategies in the Customized Credit Focused Platform. As of March 31, 2023, approximately 94% of the invested capital in the Customized Credit Focused Platform is invested in the Platform’s opportunistic credit strategies.
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
The table below presents AUM investment performance and other information for our closed-end opportunistic credit funds. Our closed-end opportunistic credit funds follow a European-style waterfall, whereby incentive income may be paid to us only after a fund investor receives distributions in excess of their total contributed capital and a preferential return, which is generally 6% to 8%. Incentive income related to these funds is generally equal to 20% of the cumulative realized profits in excess of the preferential return attributable to each investor over the life of the fund. Once the investment performance has exceeded the preferential return, we typically receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these funds. These funds, unless otherwise noted, have concluded their investment periods, and therefore we expect AUM for these funds to decrease as investments are sold and the related proceeds are distributed to the investors in these funds.

	Assets Under Management as of March 31,		Inception to Date as of March 31, 2023
	2023	2022	Total Commitments	Total Invested Capital(1)	Gross IRR(2)	Net IRR(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Sculptor Tactical Credit Fund (2022 - 2025)(5)	357,845	—	470,671	195,355	n/m	n/m	n/m
Sculptor European Credit Opportunities Fund (2012-2015)	—	—	459,600	305,487	15.7%	11.8%	1.5x
Sculptor Structured Products Domestic Fund II (2011-2014)	—	—	326,850	326,850	19.2%	15.1%	2.1x
Sculptor Structured Products Offshore Fund II (2011-2014)	—	—	304,531	304,531	16.5%	12.9%	1.9x
Sculptor Structured Products Offshore Fund I (2010-2013)	—	—	155,098	155,098	23.7%	18.9%	2.1x
Sculptor Structured Products Domestic Fund I (2010-2013)	—	4,706	99,986	99,986	22.4%	17.8%	2.0x
OZ Global Credit Master Fund I (2008-2009)	—	—	214,141	214,141	5.5%	4.2%	1.1x
Other funds	218,021	308,883	779,671	434,096	n/m	n/m	n/m
	$575,866	$313,589	$2,810,548	$2,035,544
_______________
n/m not meaningful
(1)Represents funded capital commitments net of recallable distributions to investors.
(2)Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of March 31, 2023, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.
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
AUM for Institutional Credit Strategies are generally based on the amount of equity outstanding for CLOs and CBOs (during the warehouse period), the par value of the collateral assets and cash held at CLOs and CBOs (after the warehouse period), and adjusted portfolio appraisal values for the aircraft collateral within the securitization vehicles. AUM also includes the net asset value of other investment vehicles within the strategy. However, AUM are reduced for any investments in CLOs and securitization vehicles held by our other funds. Management fees for Institutional Credit Strategies generally range from 0.25% to 0.50% annually of AUM. For the first quarter of 2023, Institutional Credit Strategies had an average management fee rate of 0.40% net of rebates on cross-investments from other funds we manage.
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
During the first quarter of 2022, we closed on a $350.0 million structured alternative investment solution, which was tailored to meet the needs of insurance investors. The financing vehicle issued senior and subordinated notes to investors and used those proceeds to invest in a diversified portfolio of funds managed by us. Prior to investing in the portfolio of funds, the AUM was included within Institutional Credit Strategies. Upon investment in the funds, which began during April 2022, we earn management and incentive fees based on the terms of the underlying funds in which the vehicle invests and the associated AUM is included in those funds.

	Most Recent Launch or Refinancing Year		Assets Under Management as of March 31,
		Deal Size	2023	2022

		(dollars in thousands)
Collateralized loan obligations	2017	$1,658,282	$1,020,903	$1,022,949
	2018	5,315,728	3,786,673	4,120,842
	2019	653,250	—	—
	2020	1,868,287	1,682,703	1,689,703
	2021	8,174,069	7,012,531	7,092,080
	2022	852,334	799,184	471,323
		18,521,950	14,301,994	14,396,897

Aircraft securitization vehicles	2018	696,000	411,225	471,774
	2019	1,128,000	280,666	340,685
	2020	472,732	157,996	171,435
	2021	821,529	565,381	600,912
		3,118,261	1,415,268	1,584,806

Collateralized bond obligation	2021	367,050	286,218	285,845

Other funds			341,461	390,160
		$22,007,261	$16,344,941	$16,657,708

AUM in Institutional Credit Strategies totaled $16.3 billion as of March 31, 2023, decreasing $312.8 million, or 2%, year-over-year. This was driven primarily by: (i) the amortization of certain of our CLOs, as a result of natural life-cycle events, (ii) the investment of the structured alternative investment solution into its underlying fund investments, which transferred the majority of its AUM into other strategies, and (iii) decreases driven by changes in the portfolio appraisal value for our aircraft securitization vehicles and foreign currency translation adjustments in our European CLOs. These decreases were partially offset by the launch of a CLO in 2022, which was below our historical levels, given the current market environment as well as the public actions taken by the founder and former CEO of Och-Ziff.
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
AUM for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. AUM are reduced for unfunded commitments that will be funded through transfers from other funds. AUM for the SPAC sponsored by us includes the proceeds raised in the initial public offering that are currently invested in U.S. Treasury bills and held in a trust account for use in a business combination. The SPAC AUM is non-fee paying, and our AUM will be reduced if and when the SPAC undergoes a business combination or in the event of its liquidation. AUM for the real estate vehicle launched in December 2022 is based on net asset value. Management fees for our real estate funds, exclusive of co-investment vehicles, generally range from 0.50% to 1.50% annually of FP AUM, however, management fees for Sculptor Real Estate Credit Fund I and Sculptor Real Estate Credit Fund II are based on invested capital both during and after the investment period. For the first quarter of 2023, our real estate funds, inclusive of co-investment vehicles, had an average management fee rate of 0.94% of FP AUM.
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

	Assets Under Management as of March 31,
	2023	2022

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I (2005-2010)	$—	$—
Sculptor Real Estate Fund II (2011-2014)	19,291	24,676
Sculptor Real Estate Fund III (2014-2019)	192,852	269,831
Sculptor Real Estate Fund IV (2019-2023)	2,594,953	2,593,758
Sculptor Real Estate Credit Fund I (2015-2020)	186,126	347,624
Sculptor Real Estate Credit Fund II (2022-2025)	154,033	136,235
Co-investment and other funds	1,368,810	1,218,261
	$4,516,065	$4,590,385

	Inception to Date as of March 31, 2023
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$408,081	$386,298	$847,612	25.5%	16.1%	2.2x	$386,298	$847,612	25.5%	2.2x
Sculptor Real Estate Fund II	839,508	762,588	1,609,709	32.9%	21.7%	2.1x	762,588	1,609,709	32.9%	2.1x
Sculptor Real Estate Fund III	1,500,000	1,112,924	2,238,032	30.5%	21.2%	2.0x	1,045,110	2,180,798	31.9%	2.1x
Sculptor Real Estate Fund IV(7)	2,596,024	1,293,270	1,532,959	n/m	n/m	n/m	409,161	510,685	n/m	n/m
Sculptor Real Estate Credit Fund I	736,225	710,310	920,749	18.0%	12.6%	1.3x	537,868	705,697	18.7%	1.3x
Sculptor Real Estate Credit Fund II(7)	180,540	45,738	50,150	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Co-investment and other funds	1,359,297	1,090,032	1,421,506	n/m	n/m	n/m	196,791	353,355	n/m	n/m
	$7,619,675	$5,401,160	$8,620,717				$3,337,816	$6,207,856

	Unrealized Investments as of March 31, 2023
	Invested Capital	Total Value	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$—	$—	—
Sculptor Real Estate Fund II	—	—	—
Sculptor Real Estate Fund III	67,814	57,234	0.8x
Sculptor Real Estate Fund IV(7)	884,109	1,022,274	n/m
Sculptor Real Estate Credit Fund I	172,442	215,052	1.2x
Sculptor Real Estate Credit Fund II(7)	45,738	50,150	n/m
Co-investment and other funds	893,241	1,068,151	n/m
	$2,063,344	$2,412,861
_______________
n/m not meaningful
(1)An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.
(2)Invested capital represents total aggregate contributions made for investments by the fund.
(3)Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of March 31, 2023. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of March 31, 2023.
(4)Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of March 31, 2023, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.
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
AUM in our real estate funds totaled $4.5 billion as of March 31, 2023, remaining relatively flat year-over-year. This was primarily due to net inflows of $303.9 million, driven by closings of certain real estate funds. This was partially offset by $380.7 million of distributions and other reductions, primarily related to Sculptor Real Estate Credit Fund I, Sculptor Real Estate Fund III, and various other real estate funds, as these funds are harvesting investments and making distributions. Our real estate funds continue to deploy capital and generate strong returns with a 30.5% annualized gross return in Sculptor Real Estate Fund III and an 18.0% annualized gross return in Sculptor Real Estate Credit Fund I.
Longer-Term AUM and Accrued But Unrecognized Incentive Income (“ABURI”)
As of March 31, 2023, approximately 72% of our AUM was subject to initial commitment periods of three years or longer, excluding AUM that had initial commitment periods of three years or longer and subsequently moved to shorter commitment periods at the end of their initial commitment period. The table below presents the amount of these AUM.

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Multi-strategy funds	$425,330	$408,171
Credit
Opportunistic credit funds	4,756,452	4,742,929
Institutional Credit Strategies	16,332,678	16,259,128
Real estate funds	4,516,065	4,562,718
	$26,030,525	$25,972,946
Longer-term AUM has increased from 26% in 2013 to 45% in 2016 to 72% as of March 31, 2023, driven by growth in opportunistic credit, Institutional Credit Strategies and real estate funds. Longer-term AUM creates stability in our platform and provides more consistency in our management fee earnings.
The table below presents the changes in the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues (ABURI) during the three months ended March 31, 2023:

	December 31, 2022	Recognized Incentive Income	Performance	March 31, 2023
	(dollars in thousands)
Multi-strategy funds	$359	$(389)	$729	$699
Credit
Opportunistic credit funds	37,328	(10,855)	32,080	58,553
Real estate funds	122,815	(29,169)	9,699	103,345
	$160,502	$(40,413)	$42,508	$162,597
Incentive income, if any, on our longer-term AUM is based on the cumulative investment performance generated over the respective commitment period. These amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information. As of March 31, 2023, our ABURI was $162.6 million, relatively flat for the quarter as positive performance was largely offset by the crystallization of ABURI into incentive income in our real estate and opportunistic credit funds. We generated $32.1 million of performance in our opportunistic credit funds, largely in the Customized Credit Focused platform and $9.7 million of performance in our real estate funds, largely in Sculptor Real Estate Fund IV.
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
Incentive Income. We earn incentive income based on the cumulative performance of our funds over a commitment period. We recognize incentive income when such amounts are probable of not significantly reversing. See Note 11 to our consolidated financial statements for additional information regarding incentive income.

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
Net Gains of Consolidated Entities. Net gains of consolidated entities primarily consist of changes in the fair value of warrant liabilities related to our consolidated SPAC and gains (losses) on investments held by consolidated entities, as well as changes in the fair value of the structured alternative investment solution’s assets and liabilities and related interest and other income.
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
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of Group A Units. Increases or decreases in net (loss) income attributable to the Group A Units are driven by the earnings of the Sculptor Operating Group. See Note 3 in our Annual Report for additional information regarding our ownership interest in the Sculptor Operating Group.

In 2021, we consolidated our SPAC, wherein its investors are able to redeem Class A shares issued by the SPAC. Allocations of earnings to these shares are reflected within net income (loss) attributable to redeemable noncontrolling interests in the consolidated statements of operations. Increases or decreases in the net income (loss) attributable to SPAC investors’ interests in the SPAC is driven primarily by interest income generated on investments in U.S. Treasury bills, changes in fair value of warrant liabilities of the SPAC and various expenses related to legal costs, business development and insurance. Change in redemption value of Class A Shares of the consolidated SPAC is reflected within change in redemption value of redeemable noncontrolling interests in the consolidated statements of operations.
Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Net Income Attributable to Class A Shareholders

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Net Income Attributable to Class A Shareholders	$8,492	$16,882	$(8,390)	(50)%
Refer below for the discussion of the contributing factors to changes in net income attributable to Class A Shareholders from the prior year.
Revenues

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Management fees	$63,708	$73,437	$(9,729)	(13)%
Incentive income	40,286	21,642	18,644	86%
Other revenues	6,545	2,430	4,115	169%
Income (loss) of consolidated entities	2,696	(161)	2,857	n/m
Total Revenues	$113,235	$97,348	$15,887	16%
Total revenues in the first quarter of 2023 were $113.2 million, increasing $15.9 million, primarily due to the following:
Management Fees
Management fees decreased by $9.7 million, primarily driven lower average assets under management in our multi-strategy funds, as a result of negative fund performance in 2022 as well as net outflows. Please see “—Managing Business Performance—Multi-Strategy Funds” for additional information regarding the performance of the Sculptor Master Fund and “—Managing Business Performance—Weighted-Average FP AUM and Average Management Fee Rates” and “—Managing Business Performance—Summary of Changes in FP AUM” above for information regarding our average management fee rates and further detail on changes in FP AUM, respectively.

Incentive Income
Incentive income increased by $18.6 million to $40.3 million, primarily driven by the following:
•Multi-strategy funds. Incentive income in our multi-strategy funds remained relatively flat year-over-year.
•Opportunistic credit funds. We recognized $10.8 million of incentive in the quarter primarily from the Customized Credit Focused Platform. A $9.0 million decrease in incentive income from the prior year quarter was largely due to lower crystallized incentive in Sculptor Credit Opportunities Fund. Incentive income in our opportunistic credit funds is generally recognized at the end of a multi-year investment period, the timing of which will vary by fund and individual investor.
•Real estate funds. We recognized $29.2 million of incentive in the quarter driven by crystallizations in Sculptor Real Estate Fund III, as the fund is realizing investments during its harvest period. A $28.3 million increase from the prior year quarter was driven by timing of realizations in our real estate funds which will vary from period to period based on exit opportunities.
Other Revenues
Other revenues increased $4.1 million, primarily as a result of higher interest income on both cash and cash equivalents, longer-term treasury bills and our risk retention investments in CLOs driven by higher interest rates.
Income of Consolidated Entities
Income of consolidated entities increased $2.9 million, driven primarily by increase in interest income generated on the trust assets of our consolidated SPAC invested in U.S. government obligations. The increase in interest income was due to higher interest rates period-over-period.
Expenses

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Compensation and benefits	$68,622	$77,785	$(9,163)	(12)%
Interest expense	5,596	3,285	2,311	70%
General, administrative and other	33,795	27,316	6,479	24%
Expenses of consolidated entities	547	244	303	124%
Total Expenses	$108,560	$108,630	$(70)	—%
Total expenses were $108.6 million, remaining relatively flat, primarily due to the following:
Compensation and Benefits
Compensation and benefits decreased $9.2 million, primarily driven by the following:
•Equity-based compensation expenses decreased by $10.9 million, primarily due to the following: (i) an $8.4 million decrease in stock-based compensation related to RSUs and RSAs primarily due to fewer units outstanding and lower weighted-average grant date fair value year-over-year; and (ii) a $2.1 million decrease in amounts related to Group E Units, as fewer units remain outstanding.
Interest Expense
A $2.3 million increase in interest expense, primarily due to higher interest rates.

General, Administrative and Other Expenses
A $6.5 million increase in general, administrative and other expenses primarily due to a $6.2 million increase in professional services expenses, largely as a result of elevated legal costs. This increase was partially offset by reductions across various other operating expense categories.
Other Income

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Changes in fair value of warrant liabilities	$174	$24,336	$(24,162)	(99)%
Changes in tax receivable agreement liability	57	(7)	64	n/m
Net gains (losses) on investments	4,928	(5,344)	10,272	(192)%
Net gains of consolidated entities	7,877	4,140	3,737	90%
Total Other Income	$13,036	$23,125	$(10,089)	(44)%
Total other income was $13.0 million, down from a gain of $23.1 million, which resulted from the following:
•Changes in fair value of warrant liabilities. These represent the change in the fair value of warrants to purchase our Class A Shares that were issued in connection with the 2020 Credit Agreement. The primary driver of the changes in fair value for both 2023 and 2022 was the change in our Class A Share price during each of the respective periods. See Note 4 to our consolidated financial statements included in this report for additional details on warrants valuation inputs.
•Changes in tax receivable agreement liability. These are a result of changes in projected future tax rates impacting the anticipated liability under the tax receivable agreement.
•Net gains (losses) on investments. Investment income increased by $10.3 million. This was primarily due to gains on our risk retention investments in our CLOs and equity method investments in our multi-strategy funds, compared to the prior year period in which these investments generated losses. The increase in investment income was partially offset by higher losses on investments in U.S. government obligations.
•Net gains of consolidated entities. Income of consolidated entities increased by $3.7 million, primarily due to gains on investments in funds of our consolidated structured alternative investment solution.
Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Income taxes	$12,747	$6,967	$5,780	83%
Income tax expense increased by $5.8 million, primarily due to the increase in profitability and differences in taxable income.

Net Loss Attributable to Noncontrolling Interests
The following table presents the components of the net loss attributable to noncontrolling interests and net income attributable to redeemable noncontrolling interests:

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Group A Units	$(7,000)	$(12,663)	$5,663	(45)%
Other	795	657	138	21%
Noncontrolling Interests	$(6,205)	$(12,006)	$5,801	(48)%

Redeemable noncontrolling interests	$1,499	$3,068	$(1,569)	(51)%
Net loss attributable to noncontrolling interests was $6.2 million, decreasing by $5.8 million. The decrease in loss was driven by lower losses generated by Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP in the first quarter of 2023 as compared to the first quarter of 2022. There was no income allocated to the noncontrolling interests from Sculptor Capital LP in those periods. During the Distribution Holiday, net income earned by any Sculptor Operating Partnership is allocated 100% to Sculptor Capital Management, Inc., while losses are allocated on a pro rata basis among the Group A Units (noncontrolling interests) and Sculptor Capital Management, Inc. as described in Note 3 to the financial statements included in this report.
Net income attributable to redeemable noncontrolling interests relates to the SPAC. The $1.6 million decrease was primarily due to loss on the change in fair value of the SPAC’s warrant liabilities in the first quarter of 2023, as compared to a gain recognized in the prior year period, partially offset by higher interest income earned on the SPAC’s trust assets.
Change in Redemption Value of Redeemable Noncontrolling Interests
The following table presents the change in redemption value of redeemable noncontrolling interests:

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Change in redemption value of redeemable noncontrolling interests	$(1,178)	$3,068	$(4,246)	(138)%
The change in redemption value of redeemable noncontrolling interest was a loss of $1.2 million, decreasing by $4.2 million. These amounts represent the accretion to redemption value of the Class A Shares related to our consolidated SPAC. The change period over period was primarily driven by the fluctuations in the SPAC’s earnings allocated to the SPAC’s Class A shareholders.
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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Economic Income (Non-GAAP)

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Economic Income	$18,558	$29,201	$(10,643)	(36)%
Refer below for the discussion of the contributing factors to changes in Economic Income from the prior year.
Economic Income Revenues (Non-GAAP)

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Economic Income Basis
Management fees	$59,655	$67,757	$(8,102)	(12)%
Incentive income	40,334	21,569	18,765	87%
Other revenues	5,604	1,440	4,164	289%
Total Economic Income Revenues	$105,593	$90,766	$14,827	16%
Economic Income revenues were $105.6 million, increasing $14.8 million, primarily due to the following:
Management Fees
Management fees decreased by $8.1 million, driven primarily by multi-strategy funds as a result of lower average assets under management in our multi-strategy funds, as a result of negative fund performance in 2022 as well as net outflows. Please see “—Managing Business Performance—Multi-Strategy Funds” for additional information regarding the performance of the Sculptor Master Fund and “—Managing Business Performance—Weighted-Average FP AUM and Average Management Fee Rates” and “—Managing Business Performance—Summary of Changes in FP AUM” above for information regarding our average management fee rates and further detail on changes in FP AUM, respectively.
Incentive Income
Incentive income increased by $18.8 million to $40.3 million, primarily due to the following:
•Multi-strategy funds. Incentive income in our multi-strategy funds remained relatively flat year-over-year.
•Opportunistic credit funds. We recognized $10.8 million of incentive in the quarter primarily from the Customized Credit Focused Platform. An $8.9 million decrease in incentive income from the prior year quarter was largely due to lower crystallized incentive in Sculptor Credit Opportunities Fund. Incentive income in our opportunistic credit funds is generally recognized at the end of a multi-year investment period, the timing of which will vary by fund and individual investor.
•Real estate funds. We recognized $29.2 million of incentive in the quarter driven by crystallizations in Sculptor Real Estate Fund III, as the fund is realizing investments during its harvest period. A $28.3 million increase from the prior year quarter was driven by timing of realizations in our real estate funds which will vary from period to period based on exit opportunities.

Other Revenues
Other revenues increased by $4.2 million, primarily as a result of higher interest income on both cash and cash equivalents, longer-term treasury bills and our risk retention investments in CLOs driven by higher interest rates.
Economic Income Expenses (Non-GAAP)

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$53,822	$39,197	$14,625	37%
Interest expense	5,349	3,039	2,310	76%
General, administrative and other expenses	27,864	19,327	8,537	44%
Total Economic Income Expenses	$87,035	$61,563	$25,472	41%
Economic Income expenses were $87.0 million, increasing $25.5 million, primarily due to the following:
Compensation and Benefits
Compensation and benefits increased by $14.6 million, primarily driven by the following:
•Bonus expense increased by $13.6 million, due to higher real estate profit sharing expense linked to incentive income generated by Sculptor Real Estate Fund III.
Interest Expense
A $2.3 million increase in interest expense primarily due to higher interest rates.
General, Administrative and Other Expenses
An $8.5 million increase in general, administrative and other expenses, largely driven by a $6.2 million increase in professional services expenses as a result of elevated legal costs. This increase was partially offset by reductions across various other operating expense categories.
Liquidity and Capital Resources
Overview
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned from our funds.
We ended the quarter with $211.8 million of unrestricted cash and cash equivalents, and $46.4 million of management fees and incentive income receivable (the majority of which will be collected in the second quarter of 2023) and $10.0 million of investments in U.S. government obligations that we can liquidate as needed. We also have access to an additional $25.0 million through our undrawn 2020 Revolving Credit Facility.
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
•Repurchase Class A Shares or Sculptor Operating Group Units.
•Pursue new investment opportunities.
•Develop new distribution channels.
•Pay dividends.
Share Repurchase Program
In February 2022, the Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. As of March 31, 2023, we repurchased 3,022,380 Class A Shares at the average price of $10.75 per share. No shares were repurchased in the three months ended March 31, 2023. The repurchase program has no expiration date. We may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to our discretion based upon market conditions and other opportunities that we may have for the use or investment of our cash balances. The repurchase program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice.
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
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”). As of March 31, 2023, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Sculptor Operating Group assets, we expected to pay our executive managing directors and the Ziffs approximately $190.2 million. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. See Note 16 to our consolidated financial statements for additional details.
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

Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2023 and 2022. Dividends are generally declared and paid in the quarter following the quarter to which they relate. For example, the dividend paid on March 21, 2023, was in respect of earnings for the fourth quarter of 2022. We paid no related cash distributions to our executive managing directors on their Sculptor Operating Group Units in the respective periods as a result of the Distribution Holiday.

	Class A Shares
Payment Date	Record Date	Dividend per Share
March 21, 2023	March 14, 2023	$0.20
November 28, 2022	November 21, 2022	$0.01
August 22, 2022	August 15, 2022	$0.13
May 25, 2022	May 18, 2022	$0.11
As discussed in Note 3 in our Annual Report, in connection with the Recapitalization, we and our executive managing directors agreed to a “Distribution Holiday” on the Group A Units, Group E Units, Group P Units, PSUs and certain RSUs and RSAs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income is realized and (y) April 1, 2026. During the Distribution Holiday, dividends may continue to be paid on our Class A Shares. As of March 31, 2023, we have generated a total of $545.6 million of Distribution Holiday Economic Income, compared to the target of $600.0 million.
Distribution Holiday Economic Income is the cumulative amount of Economic Income earned since October 1, 2018, less any dividends paid to Class A Shareholders and on the now-retired Preferred Units. Distribution Holiday Economic Income is a non-GAAP measure that is defined in the agreements of limited partnership of the Sculptor Operating Partnerships and is being presented to provide an update on the progress made toward the $600.0 million target required to exit the Distribution Holiday. Please see “—Distribution Holiday Economic Income Reconciliation” for a reconciliation of Distribution Holiday Economic Income to net income attributable to Class A Shareholders.
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
Additionally, RSUs and certain RSAs outstanding accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs or RSAs, as applicable, which accrue additional dividend equivalents. The dividend equivalents will only be paid if the related RSUs/RSAs vest and will be settled at the same time as the underlying RSUs/RSAs. Our Board of Directors has the right to determine whether the RSUs and any related dividend equivalents will be settled in Class A Shares or in cash. We currently withhold shares to satisfy the tax withholding obligations related to vested RSUs/RSAs and dividend equivalents held by our employees, which results in the use of cash from operations or borrowings to satisfy these tax-withholding payments. In addition, certain RSAs and Class P Units may receive dividend equivalents in the form of additional RSAs or Class P Units, as applicable, upon satisfaction of certain market performance-based vesting requirements.
Historically, when we have paid dividends on our Class A Shares, we also made distributions to our executive managing directors on their interests in the Sculptor Operating Group, subject to the terms of the limited partnership agreements of the Sculptor Operating Partnerships; however, as part of the Recapitalization, the Sculptor Operating Partnerships initiated the Distribution Holiday. See Note 3 in our Annual Report for additional information regarding the Distribution Holiday.
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
Adverse market conditions, increase the risk that our management fees and incentive income may decline if net outflows increase or as a result of performance-related depreciation in our funds. Lower revenues and other factors may make it more difficult or costly to raise or borrow additional funds, and excessive borrowing costs or other significant market barriers may limit or prevent us from maximizing our growth potential and flexibility. We have also evaluated our financing arrangements to ensure compliance with debt covenants. Through the date of this filing, we remain in compliance with our debt covenants and expect to continue to be in compliance in the near term.
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
On March 5, 2021, the UK Financial Conduct Authority announced that it would phase out LIBOR as a benchmark immediately after December 31, 2021, for sterling, euro, Japanese yen, Swiss franc and 1-week and 2-month U.S. Dollar settings and immediately after June 30, 2023, for the remaining U.S. Dollar settings. As of March 31, 2023, we had direct exposure to U.S. Dollar LIBOR-linked interest rate settings through certain CLO Investments and associated CLO Investments Loans. In December 2022, we elected to transition the applicable interest rate on the 2020 Credit Agreement from LIBOR to SOFR.
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
Additionally, we have pursued several technology initiatives to ensure that firm-wide accounting and master data systems are equipped to handle evolving market conventions associated with regulatory recommended reference rates, and will continue to monitor our needs for any future changes in market standards. Our senior management has oversight of our transition efforts, and periodic updates have been provided to the Audit Committee of our Board of Directors. For the face value of instruments impacted by the LIBOR transition that we hold on our books see Note 7 to our consolidated financial statements included in this report. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—The replacement of LIBOR with an alternative reference rate, may adversely affect our collateralized loan obligation transactions” in our Annual Report for additional information.
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
We also follow a rigorous risk management process and regularly monitor the liquidity of our funds’ portfolios in relation to economic and market factors and the timing of potential investor redemptions. As a result of this process, we may determine to reduce exposure or increase the liquidity of our funds’ portfolios at any time, whether in response to global economic and market conditions, redemption requests or otherwise. For these reasons, we believe we will be well prepared to address market conditions and redemption requests, as well as any other events, with limited impact on our funds’ liquidity position. Nevertheless, significant redemptions made during a single quarter, or in successive quarters, could adversely affect our funds’ liquidity position, as we may meet redemptions by using our funds’ available cash or selling assets (possibly at a loss). Such actions would result in lower AUM, which would reduce the amount of management fees and incentive income we may earn. Our funds could also meet redemption requests by increasing leverage, provided we are able to obtain financing on reasonable terms, if at all. We believe our funds have sufficient liquidity to meet any anticipated redemptions for the foreseeable future.

Liquidity of Consolidated SPAC
The investments of our consolidated SPAC are held in a trust account that includes U.S. Treasury bills with original maturities of 90 days or greater when purchased, that were purchased with funds raised through the initial public offering of the consolidated entity. The $240.5 million in funds as of March 31, 2023, are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the SPAC trust agreement.
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the three months ended March 31, 2023 and 2022 was $(63.9) million and $(91.2) million, respectively. Excluding the activity of our consolidated entities, our net cash from operating activities was $(66.5) million and $(87.1) million for the three months ended March 31, 2023 and 2022, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments and bank deposits, less cash used for operating expenses, including interest paid on our debt obligations. Also contributing to cash from operating activities were the investing activities of the structured alternative investment solution we consolidate.
Investing Activities. Net cash from investing activities for the three months ended March 31, 2023 and 2022 was $41.1 million, and $178.0 million, respectively. Investing cash inflows in 2023 and 2022 primarily related to maturities and sales of U.S. government obligations and return of investments in our funds, partially offset by purchases of U.S. Government obligations by us and our consolidated SPAC and investments made by us in our funds.
Financing Activities. Net cash from financing activities for the three months ended March 31, 2023 and 2022 was $(12.2) million, and $221.9 million, respectively. Excluding the activity of our consolidated entities, our net cash from financing activities was $(12.2) million and $6.2 million for the three months ended March 31, 2023 and 2022, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations and those of our consolidated entities, repurchases of treasury shares, and proceeds from repurchase agreements used to finance risk retention investments in our CLOs. Distributions to our executive managing directors on their Group A Units (prior to the Distribution Holiday), are also included in net cash from financing activities.
In the three months ended March 31, 2023, we did not enter into new financing arrangements. In the three months ended March 31, 2022, we entered into a $20.4 million repurchase agreement to finance a risk retention investment in our European CLO. In the three months ended March 31, 2023, we did not repurchase any Class A shares, compared to $6.2 million of repurchases of Class A shares in the three months ended March 31, 2022, as a part of our share repurchase program. Additionally, our consolidated structured alternative investment solution issued $215.7 million of notes payable in 2022.
We paid dividends of $5.0 million to our Class A Shareholders in the three months ended March 31, 2023. No dividends were paid to our Class A Shareholders in the three months ended March 31, 2022. No distributions were made to our executive managing directors in the three months ended March 31, 2023 or March 31, 2022, as a result of the Distribution Holiday.
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
As of March 31, 2023, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 26% within Level I; approximately 46% within Level II; and approximately 28% within Level III. As of December 31, 2022, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 31% within Level I; approximately 44% within Level II; and approximately 25% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
Variable Interest Entities
The determination of whether or not to consolidate a variable interest entity under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management conducts an analysis, on a case-by-case basis, of whether we are the primary beneficiary and are therefore required to consolidate the entity. Management continually reconsiders whether we should consolidate a variable interest entity. Upon the occurrence of certain events, such as investor redemptions or modifications to fund organizational documents and investment management agreements, management will reconsider its conclusion regarding the status of an entity as a variable interest entity.
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
Sculptor Corp generated taxable income of $17.8 million for the three months ended March 31, 2023, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $799.5 million over the remaining one-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available for expiring losses, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize the deferred income tax assets.
To generate $799.5 million in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated AUM of $35.2 billion as of April 1, 2023, we would need to generate a minimum compound annual growth rate in AUM of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimates, are based on our near-term operating budget. If our actual growth rate in AUM falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of March 31, 2023, we had $231.6 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $251.0 million of net operating losses available to be carried forward without expiration. Additionally, $214.2 million of net operating losses are available to offset future taxable income for state income tax purposes and $210.4 million for local income tax purposes that will expire between 2035 and 2042.
Based on the analysis set forth above, as of March 31, 2023, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $4.7 million has been established for these items.
Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
No changes to GAAP that went into effect during the three months ended March 31, 2023, are expected to substantively impact our future trends.

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

Economic Income Reconciliations
The tables below present the reconciliations of total Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Net Income Attributable to Class A Shareholders—GAAP	$8,492	$16,882
Change in redemption value of redeemable noncontrolling interests	1,178	(3,068)
Net Income Allocated to Sculptor Capital Management, Inc.—GAAP	9,670	13,814
Equity-based compensation, net of RSUs settled in cash	13,175	22,737
Deferred cash compensation	6,579	8,580
Incentive income profit sharing	(4,954)	7,271
2020 Term Loan non-cash discount accretion	247	246
Depreciation, amortization and net gains and losses on fixed assets	1,043	1,394
Changes in fair value of warrant liabilities	(174)	(24,336)
Changes in tax receivable agreement liability	(57)	7
Net (gains) losses on investments	(4,928)	5,344
Other adjustments	(58)	(150)
Income taxes	12,747	6,967
Net loss allocated to noncontrolling interests	(6,205)	(12,006)
Net income attributable to redeemable noncontrolling interests	1,499	3,068
Consolidated entities related items:
Income of consolidated entities	(2,696)	161
Expenses of consolidated entities	547	244
Net gains of consolidated entities	(7,877)	(4,140)
Economic Income—Non-GAAP	$18,558	$29,201
Economic Income Revenues

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Management fees—GAAP	$63,708	$73,437
Adjustment to management fees(1)	(4,053)	(5,680)
Management Fees—Economic Income Basis—Non-GAAP	59,655	67,757

Incentive income—GAAP	40,286	21,642
Adjustment to incentive income(2)	48	(73)
Incentive Income—Economic Income Basis— Non-GAAP	40,334	21,569

Other revenues—GAAP	6,545	2,430
Adjustment to other revenues(3)	(941)	(990)
Other Revenues—Economic Income Basis—Non-GAAP	5,604	1,440
Total Revenues—Economic Income Basis—Non-GAAP	$105,593	$90,766
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
(3)Adjustment to offset rent expense by subrental income as management evaluates rent expense on a net basis.
Economic Income Expenses

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)

Compensation and benefits—GAAP	$68,622	$77,785
Adjustment to compensation and benefits(1)	(14,800)	(38,588)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$53,822	$39,197

Interest expense—GAAP	$5,596	$3,285
Adjustment to interest expense(2)	(247)	(246)
Interest Expense—Economic Income Basis—Non-GAAP	$5,349	$3,039

General, administrative and other expenses—GAAP	$33,795	$27,316
Adjustment to general, administrative and other expenses(3)	(5,931)	(7,989)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$27,864	$19,327
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

Distribution Holiday Economic Income Reconciliation
The table below presents the reconciliation of Distribution Holiday Economic Income to net income (loss) attributable to Class A Shareholders from October 1, 2018, to March 31, 2023.

From October 1, 2018 to March 31, 2023
(dollars in thousands)
Net income attributable to Class A shareholders	$208,998
Change in redemption value of redeemable noncontrolling interests and Preferred Units	(14,512)
Net Income Allocated to Sculptor Capital Management, Inc.—GAAP	194,486
Equity-based compensation, net of RSUs settled in cash	344,240
Deferred cash compensation	(12,984)
Incentive income profit sharing	(13,579)
2020 Term Loan and Debt Securities non-cash discount accretion	21,252
Depreciation, amortization and net gains and losses on fixed assets	33,145
Changes in fair value of warrant liabilities	(6,290)
Changes in tax receivable agreement liability	16,007
Net losses on retirement of debt	41,584
Net losses on investments	4,538
Impairment of right-of-use asset	11,240
Other adjustments	3,787
Income taxes	141,740
Net loss allocated to noncontrolling interests	(91,529)
Net income attributable to redeemable noncontrolling interests	16,111
Less: Dividends paid on 2019 Preferred Units	(6,952)
Less: Dividends to Class A Shareholders declared with respect to such periods	(127,928)
Consolidated entities related items:
Income of consolidated entities	(21,787)
Expenses of consolidated entities	7,126
Net gains of consolidated entities	(8,627)
Distribution Holiday Economic Income—Non-GAAP	$545,580
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
The amount of our AUM in our multi-strategy and opportunistic credit funds is generally based on net asset value (plus unfunded commitments in certain cases). A 10% change in the fair value of the net assets held by our funds as of March 31, 2023 and December 31, 2022, would have resulted in changes of approximately $1.5 billion, respectively, in AUM. AUM for our real estate funds and securitization vehicles is generally not based on net asset value.
Additionally, we carry the following financial instruments at fair value: risk retention investments in certain of our CLOs, investments in U.S. government obligations, investments of our consolidated entities, warrants issued by us and our consolidated entity, and notes payable of a consolidated entity. A hypothetical 10% change in the fair value of these instruments would have a corresponding impact on our earnings. Refer to Note 4 of our consolidated financial statements included in this quarterly report for additional details on how we report the changes in fair value of these instruments.
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
A hypothetical 10% decline in the fair value of the net assets held by our funds would have resulted in a reduction of management fees by approximately $4.3 million in the three months ended March 31, 2023 and $5.2 million in the three months ended March 31, 2022.
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

Exchange Rate Risk
Changes in currency rates will impact the carrying value of financial instruments denominated in currencies other than the U.S. dollar. We hold certain cash and risk retention investments in the European CLOs as well as related financing (CLO Investments Loans and repurchase agreements) denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. Additionally, a portion of our operating expenses and management fees are denominated in non-U.S. dollar currencies. We manage our exposure to exchange rate risks through our regular operating activities, wherein we may align foreign currency payments and receipts, and when appropriate, through the use of derivative financial instruments to hedge certain foreign currency exposure, although the impact of these were not material in 2023 and 2022.
We estimate that as of March 31, 2023 and 2022, a hypothetical 10% weakening or strengthening of the U.S. dollar against all foreign currency rates would not have a material direct impact on our revenues, net income attributable to Class A Shareholders or Economic Income. The impact on cash flows from financial instruments would be insignificant.
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movement in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The funds may seek to hedge resulting currency exposure through borrowings in foreign currencies or through the use of derivative financial instruments.
Interest Rate Risk
Borrowings under the 2020 Term Loan and our investments in CLOs accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. We estimate that as of March 31, 2023 and 2022, a hypothetical one percentage increase or decrease in variable interest rates would not have a material direct impact on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income.
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
As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the first quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 24, 2022, a complaint under Section 220 of Delaware’s general corporation law, which allows shareholders to inspect corporate books and records, was filed by Daniel S. Och, the founder and former Chief Executive Officer (the “Founder”) of Och-Ziff Capital Management LLC and its consolidated subsidiaries (“Och-Ziff”) and four former Och-Ziff executive managing directors. On November 18, 2022, the parties announced a settlement of the matter whereby the Founder and the former executive managing directors dismissed the Section 220 complaint with prejudice and in return, among other things, the Company agreed to produce certain additional books and records as well as to issue a press release announcing the formation of a special committee of the Board, as discussed in additional detail in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Formation of Special Committee to Explore Potential Transactions.
Item 1A. Risk Factors
Please see “Part I, Item 1A. Risk Factors” in our Annual Report for a discussion of the additional risks material to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2023

SCULPTOR CAPITAL MANAGEMENT, INC.

By:	/s/ Dava Ritchea
Dava Ritchea
Chief Financial Officer and Executive Managing Director