Form 10-Q
period 2023-06-30
Sculptor Capital Management, Inc.
filed 2023-08-08
CIK 1403256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2023, there were 24,996,767 Class A Shares, 4,650,661 Restricted Class A Shares and 33,017,247 Class B Shares outstanding.

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
d.AUM for our special purpose acquisition company (“SPAC”) sponsored by us included the proceeds raised in the initial public offering held in a trust account for use in a business combination. The SPAC liquidated in the second quarter of 2023.

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

Exchange Act	Securities Exchange Act of 1934, as amended.

executive managing directors	The current executive managing directors of the Company, and, except where the context requires otherwise, also includes certain executive managing directors who are no longer active in our business.

Fee Paying Assets Under Management	Fee Paying Assets Under Management (“FP AUM”) refers to the AUM on which we earn management fees and/or incentive income.

funds	The multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds, and other alternative investment vehicles for which we provide asset management services, as well as the SPAC we sponsored.

GAAP	U.S. generally accepted accounting principles.

Group A Units	Refers collectively to one Class A operating group unit in each of the Sculptor Operating Partnerships. Group A Units are limited partner interests held by our executive managing directors.

Group A-1 Units	Refers collectively to one Class A-1 operating group unit in each of the Sculptor Operating Partnerships. Group A-1 Units are limited partner interests held by our executive managing directors.

Group B Units	Refers collectively to one Class B operating group unit in each of the Sculptor Operating Partnerships. Group B Units are limited partner interests held by Sculptor Corp.

Group E Units	Refers collectively to one Class E operating group unit in each of the Sculptor Operating Partnerships. Group E Units are limited partner interests held by our executive managing directors.

Group P Units	Refers collectively to one Group P operating group unit in each of the Sculptor Operating Partnerships. Group P Units are limited partner interests held by our executive managing directors.

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

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Assets
Cash and cash equivalents	$159,679	$258,863
Restricted cash	7,915	7,895
Investments (includes assets measured at fair value of $267,126 and $231,929 including assets sold under agreements to repurchase of $164,202 and $157,107 as of June 30, 2023 and December 31, 2022, respectively)	347,731	299,059
Income and fees receivable	29,973	56,360
Due from related parties	33,047	32,846
Deferred income tax assets	249,064	257,939
Operating lease assets	70,066	75,861
Other assets, net	77,492	106,442
Assets of consolidated entities:
Cash and cash equivalents	468	3
Restricted cash and cash equivalents	9,800	9,805
Investments of consolidated entities	323,276	544,554
Other assets of consolidated entities	1,471	2,579
Total Assets	$1,309,982	$1,652,206
Liabilities and Shareholders’ Equity
Liabilities
Compensation payable	$48,343	$127,209
Unearned income and fees	46,866	53,869
Tax receivable agreement liability	173,350	190,245
Operating lease liabilities	85,095	92,045
Debt obligations	117,849	124,176
Warrant liabilities, at fair value	24,423	24,163
Securities sold under agreements to repurchase	169,721	166,632
Other liabilities	35,183	43,049
Liabilities of consolidated entities:
Notes payable, at fair value	205,290	196,106
Warrant liabilities, at fair value	—	596
Other liabilities of consolidated entities	1,790	9,669
Total Liabilities	907,910	1,027,759
Commitments and Contingencies (Note 16)
Redeemable Noncontrolling Interests of Consolidated Entities (Note 3)	—	237,864
Shareholders’ Equity
Class A Shares, par value $0.01 per share, 100,000,000 shares authorized; 27,993,941 and 26,729,608 shares issued and 24,971,561 and 23,707,228 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	250	238
Class B Shares, par value $0.01 per share, 75,000,000 shares authorized; 33,017,247 and 33,569,188 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	330	336
Treasury stock, at cost; 3,022,380 as of June 30, 2023 and December 31, 2022	(32,495)	(32,495)
Additional paid-in capital	283,057	255,293
Accumulated deficit	(278,365)	(276,149)
Accumulated other comprehensive income (loss)	720	(119)
Shareholders’ deficit attributable to Class A Shareholders	(26,503)	(52,896)
Shareholders’ equity attributable to noncontrolling interests	428,575	439,479
Total Shareholders’ Equity	402,072	386,583
Total Liabilities and Shareholders’ Equity	$1,309,982	$1,652,206
    See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Revenues
Management fees	$62,442	$71,770	$126,150	$145,207
Incentive income	4,296	44,580	44,582	66,222
Other revenues	6,703	2,520	13,248	4,950
Income of consolidated entities	1,862	311	4,558	150
Total Revenues	75,303	119,181	188,538	216,529

Expenses
Compensation and benefits	57,484	79,743	126,106	157,528
Interest expense	6,154	3,427	11,750	6,712
General, administrative and other	29,928	26,425	63,723	53,741
Expenses of consolidated entities	1,304	1,668	1,851	1,912
Total Expenses	94,870	111,263	203,430	219,893

Other Income (Loss)
Changes in fair value of warrant liabilities	(434)	18,740	(260)	43,076
Changes in tax receivable agreement liability	(584)	227	(527)	220
Net gains (losses) on investments	5,208	(30,838)	10,136	(36,182)
Net gains (losses) of consolidated entities	1,866	(6,434)	9,743	(2,294)
Total Other Income (Loss)	6,056	(18,305)	19,092	4,820

(Loss) Income Before Income Taxes	(13,511)	(10,387)	4,200	1,456
Income taxes	(1,190)	(7,914)	11,557	(947)
Consolidated Net (Loss) Income	(12,321)	(2,473)	(7,357)	2,403
Less: Net loss (income) attributable to noncontrolling interests	9,822	(5,579)	16,027	6,427
Less: Net income attributable to redeemable noncontrolling interests	(1,851)	(697)	(3,350)	(3,765)
Net (Loss) Income Attributable to Sculptor Capital Management, Inc.	(4,350)	(8,749)	5,320	5,065
Change in redemption value of redeemable noncontrolling interests	8,004	697	6,826	3,765
Net Income (Loss) Attributable to Class A Shareholders	$3,654	$(8,052)	$12,146	$8,830

Earnings (Loss) per Class A Share
Earnings (Loss) per Class A Share - basic	$0.15	$(0.32)	$0.48	$0.34
Loss per Class A Share - diluted	$(0.12)	$(0.89)	$(0.05)	$(1.00)
Weighted-average Class A Shares outstanding - basic	25,179,467	25,514,364	25,176,667	26,052,478
Weighted-average Class A Shares outstanding - diluted	40,205,461	26,565,792	40,202,661	27,611,057

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Consolidated net (loss) income	$(12,321)	$(2,473)	$(7,357)	$2,403
Other Comprehensive (Loss) Income, Net of Tax
Other comprehensive income (loss) - currency translation adjustment	174	(1,226)	839	(1,976)
Comprehensive (Loss) Income	(12,147)	(3,699)	(6,518)	427
Less: Comprehensive loss (income) attributable to noncontrolling interests	9,822	(5,579)	16,027	6,427
Less: Comprehensive income attributable to redeemable noncontrolling interests	(1,851)	(697)	(3,350)	(3,765)
Comprehensive (Loss) Income Attributable to Sculptor Capital Management, Inc.	$(4,176)	$(9,975)	$6,159	$3,089

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED

	Sculptor Capital Management, Inc. Shareholders
	Class A Shares	Class B Shares	Treasury Stock Shares	Class A Shares Par Value	Class B Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
	(dollars in thousands, except share data)
Balance at April 1, 2023	24,970,157	33,018,248	3,022,380	$250	$330	$263,607	$(272,410)	$546	$(32,495)	$(40,172)	$434,767	$394,595
Equity-based compensation, net of taxes	1,404	(1,001)	—	—	—	11,339	—	—	—	11,339	1,447	12,786
Repurchase of Class A Shares	—	—	—	—	—	—	—	—	—	—	—	—
Dividend equivalents on Class A restricted share units	—	—	—	—	—	107	(107)	—	—	—	—	—
Change in redemption value of SPAC Class A Shares	—	—	—	—	—	8,004	—	—	—	8,004	—	8,004
Cash dividends declared on Class A Shares ($0.06 per share)	—	—	—	—	—	—	(1,498)	—	—	(1,498)	—	(1,498)
Consolidated net loss, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(4,350)	—	—	(4,350)	(9,822)	(14,172)
Currency translation adjustment	—	—	—	—	—	—	—	174	—	174	—	174
Capital contributions	—	—	—	—	—	—	—	—	—	—	3,248	3,248
Capital distributions	—	—	—	—	—	—	—	—	—	—	(1,065)	(1,065)
Balance at June 30, 2023	24,971,561	33,017,247	3,022,380	$250	$330	$283,057	$(278,365)	$720	$(32,495)	$(26,503)	$428,575	$402,072

Balance at April 1, 2022	26,052,113	33,676,331	473,719	$261	$337	$202,305	$(239,776)	$(699)	$(6,249)	$(43,821)	$437,936	$394,115
Equity-based compensation, net of taxes	785	(42,857)	—	—	(1)	16,948	—	—	—	16,947	1,959	18,906
Repurchase of Class A Shares	(1,167,870)	—	1,167,870	(12)	—	—	—	—	(13,243)	(13,255)	—	(13,255)
Dividend equivalents on Class A restricted share units	—	—	—	—	—	(245)	245	—	—	—	—	—
Change in redemption value of SPAC Class A Shares	—	—	—	—	—	697	—	—	—	697	—	697
Cash dividends declared on Class A Shares ($0.11 per share)	—	—	—	—	—	—	(2,779)	—	—	(2,779)	—	(2,779)
Consolidated net (loss) income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(8,749)	—	—	(8,749)	5,579	(3,170)
Currency translation adjustment	—	—	—	—	—	—	—	(1,226)	—	(1,226)	—	(1,226)
Capital contributions	—	—	—	—	—	—	—	—	—	—	3,982	3,982
Capital distributions	—	—	—	—	—	—	—	—	—	—	(1,371)	(1,371)
Balance at June 30, 2022	24,885,028	33,633,474	1,641,589	$249	$336	$219,705	$(251,059)	$(1,925)	$(19,492)	$(52,186)	$448,085	$395,899

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — (continued)

	Sculptor Capital Management, Inc. Shareholders
	Class A Shares	Class B Shares	Treasury Stock Shares	Class A Shares Par Value	Class B Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
	(dollars in thousands, except share data)

Balance at January 1, 2023	23,707,228	33,569,188	3,022,380	$238	$336	$255,293	$(276,149)	$(119)	$(32,495)	$(52,896)	$439,479	$386,583
Equity-based compensation, net of taxes	1,264,333	(551,941)	—	12	(6)	19,894	—	—	—	19,900	2,808	22,708
Dividend equivalents on Class A restricted share units	—	—	—	—	—	1,044	(1,044)	—	—	—	—	—
Change in redemption value of SPAC Class A Shares	—	—	—	—	—	6,826	—	—	—	6,826	—	6,826
Cash dividends declared on Class A Shares ($0.26 per share)	—	—	—	—	—	—	(6,492)	—	—	(6,492)	—	(6,492)
Consolidated net income (loss), excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	5,320	—	—	5,320	(16,027)	(10,707)
Currency translation adjustment	—	—	—	—	—	—	—	839	—	839	—	839
Capital contributions	—	—	—	—	—	—	—	—	—	—	4,528	4,528
Capital distributions	—	—	—	—	—	—	—	—	—	—	(2,213)	(2,213)
Balance at June 30, 2023	24,971,561	33,017,247	3,022,380	$250	$330	$283,057	$(278,365)	$720	$(32,495)	$(26,503)	$428,575	$402,072

Balance at January 1, 2022	25,668,987	33,613,023	—	$257	$336	$184,691	$(253,521)	$51	$—	$(68,186)	$446,469	$378,283
Equity-based compensation, net of taxes	857,630	20,451	—	9	—	31,425	—	—	—	31,434	3,883	35,317
Repurchase of Class A Shares	(1,641,589)	—	1,641,589	(17)	—	—	—	—	(19,492)	(19,509)	—	(19,509)
Dividend equivalents on Class A restricted share units	—	—	—	—	—	(176)	176	—	—	—	—	—
Change in redemption value of SPAC Class A Shares	—	—	—	—	—	3,765	—	—	—	3,765	—	3,765
Cash dividends declared on Class A Shares ($0.11 per share)	—	—	—	—	—	—	(2,779)	—	—	(2,779)	—	(2,779)
Consolidated net loss (gain), excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	5,065	—	—	5,065	(6,427)	(1,362)
Currency translation adjustment	—	—	—	—	—	—	—	(1,976)	—	(1,976)	—	(1,976)
Capital contributions	—	—	—	—	—	—	—	—	—	—	8,979	8,979
Capital distributions	—	—	—	—	—	—	—	—	—	—	(4,819)	(4,819)
Balance at June 30, 2022	24,885,028	33,633,474	1,641,589	$249	$336	$219,705	$(251,059)	$(1,925)	$(19,492)	$(52,186)	$448,085	$395,899

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended June 30,
	2023	2022

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net (loss) income	$(7,357)	$2,403
Adjustments to reconcile consolidated net (loss) income to net cash provided by (used in) operating activities:
Amortization of equity-based compensation	28,087	45,647
Depreciation, amortization and net gains and losses on fixed assets	2,078	2,698
Changes in fair value of warrant liabilities	260	(43,076)
Deferred income taxes	8,685	(2,238)
Non-cash lease expense	9,205	9,550
Net (gains) losses on investments, net of dividends	(8,367)	38,968
Operating cash flows due to changes in:
Income and fees receivable	26,514	167,958
Due from related parties	(151)	(2,085)
Other assets, net	(2,170)	(15,850)
Compensation payable	(81,775)	(199,515)
Unearned income and fees	(7,004)	4,471
Tax receivable agreement liability	(16,895)	(16,993)
Operating lease liabilities	(10,359)	(11,029)
Other liabilities	(7,887)	(2,536)
Consolidated entities related items:
Net (gains) losses of consolidated entities	(8,751)	2,294
Purchases of investments	(22,994)	(463,231)
Proceeds from sale of investments	29,033	86,645
Other assets of consolidated entities	(237)	(2,679)
Other liabilities of consolidated entities	(8,475)	62,858
Net Cash Used in Operating Activities	(78,560)	(335,740)

Cash Flows from Investing Activities
Purchases of fixed assets	(66)	(1,310)
Purchases of United States government obligations	(58,736)	(28,784)
Maturities and sales of United States government obligations	25,000	219,144
Investments in funds	(12,412)	(49,077)
Return of investments in funds	39,370	37,734
Consolidated entities related items:
Proceeds from sale of investment in government obligations of consolidated SPAC	242,272	—
Net Cash Provided by Investing Activities	235,428	177,707

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED — (continued)

	Six Months Ended June 30,
	2023	2022

	(dollars in thousands)
Cash Flows from Financing Activities
Contributions from noncontrolling interests	4,528	8,979
Distributions to noncontrolling interests	(2,213)	(4,819)
Dividends on Class A Shares	(6,492)	(2,779)
Proceeds from debt obligations, net of issuance costs	435	5,683
Repayment of debt obligations, including prepayment costs	(7,648)	(9,424)
Proceeds from securities sold under agreements to repurchase, net of issuance costs	—	20,395
Purchases of treasury stock	—	(19,492)
Other, net	(2,733)	(5,962)
Consolidated entities related items:
Redemption of SPAC Class A Shares	(242,172)	—
Proceeds from debt obligations of consolidated entities, net of issuance costs	—	215,733
Net Cash (Used in) Provided by Financing Activities	(256,295)	208,314
Effect of exchange rate changes on cash and cash equivalents and restricted cash	723	(2,552)
Net change in cash and cash equivalents and restricted cash	(98,704)	47,729
Cash and cash equivalents and restricted cash, beginning of period	276,566	412,671
Cash and Cash Equivalents and Restricted Cash, End of Period	$177,862	$460,400

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$10,202	$5,682
Income taxes	$7,049	$6,274

Non-cash transactions:
Assets related to initial consolidation of funds	$—	$16,699
Liabilities related to initial consolidation of funds	$—	$2,364
Assets related to deconsolidation of funds	$—	$44,042
Liabilities related to deconsolidation of funds	$—	$29,632

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$159,679	$192,578
Restricted cash	7,915	7,238
Cash and cash equivalents of consolidated entities	468	25,650
Restricted cash and cash equivalents of consolidated entities	9,800	234,934
Total Cash and Cash Equivalents and Restricted Cash	$177,862	$460,400
See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

1. ORGANIZATION
Sculptor Capital Management, Inc. (the “Registrant”), a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Company” or “Sculptor Capital”), is a leading global alternative asset manager and a specialist in opportunistic investing with offices in New York, London, Hong Kong and Shanghai. The Company provides asset management services and investment products across Credit, Real Estate, and Multi-Strategy. The Company serves its global client base through commingled funds, separate accounts and specialized products (collectively, the “funds”). The Company’s model is driven by a global team that is predominantly home-grown, long tenured and incentivized to put client outcomes first. The Company’s capabilities span all major geographies and asset classes, including corporate credit, structured credit, real estate debt and equity, fundamental equities, merger arbitrage, and convertible and derivative arbitrage.
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
The Company conducts its business and generates substantially all of its revenues primarily in the United States (the “U.S.”) through one operating and reportable segment. The single reportable segment reflects how the Company’s chief operating decision makers allocate resources, make operating decisions and assess financial performance on a consolidated basis under the Company’s ‘one-firm approach’, which includes operating collaboratively across business lines, with predominantly a single expense pool. The Company conducts its operations through Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP (collectively, the “Sculptor Operating Partnerships” and collectively with their consolidated subsidiaries, the “Sculptor Operating Group”). The Registrant holds its interests in the Sculptor Operating Group indirectly through Sculptor Capital Holding Corporation (“Sculptor Corp”), a wholly owned subsidiary of the Registrant.
References to the Company’s “executive managing directors” include the current executive managing directors of the Company, and, except where the context requires otherwise, also include certain former executive managing directors who are no longer active in the Company’s business.
On July 23, 2023, the Company entered into an Agreement and Plan of Merger with Rithm Capital Corp. and certain of its affiliates. Refer to Note 17 for details of the proposed transaction with Rithm Capital Corp.
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
JUNE 30, 2023
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
The Company conducts its operations through the Sculptor Operating Group. The following is a list of the outstanding units of the Sculptor Operating Partnerships as of June 30, 2023:
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
JUNE 30, 2023
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
The following table presents the number of shares and units of the Company and the Sculptor Operating Partnerships, respectively, that were outstanding as of June 30, 2023:

As of June 30, 2023
Sculptor Capital Management, Inc.
Class A Shares	24,971,561
Class B Shares	33,017,247
Restricted Class A Shares (“RSAs”)	4,650,661
Restricted Share Units (“RSUs”)	2,672,474
Performance-based RSUs (“PSUs”)	912,500
Warrants to purchase Class A Shares (Note 7)	4,338,015

Sculptor Operating Partnerships
Group A Units	15,025,994
Group A-1 Units	9,244,477
Group B Units	24,971,561
Group E Units	13,020,157
Group P Units	4,734,286
The Company grants RSAs, RSUs and PSUs to its employees and executive managing directors as a form of compensation. These grants are accounted for as equity-based compensation. See Note 13 in the Company's Annual Report for additional information. In addition, the Company has 3,022,380 shares of treasury stock as of June 30, 2023.
Share Repurchase Program
In February 2022, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. The Company records its treasury stock repurchases at cost on a trade date basis. As of June 30, 2023, the Company repurchased 3,022,380 Class A Shares at a cost of $32.5 million for an average price of $10.75 per share through open market purchase transactions. No shares were purchased in the three months ended June 30, 2023. As of June 30, 2023, $67.5 million remained available for repurchase of the Company’s common stock under the share repurchase program. All of the repurchased shares are classified as treasury stock in the Company’s consolidated balance sheets.
The repurchase program has no expiration date. On July 23, 2023, we entered into an Agreement and Plan of Merger (including the schedules and exhibits thereto, the “Merger Agreement”) with entities affiliated with Rithm Capital Corp. The Company will not repurchase any shares while the Merger Agreement remains in effect. See Note 17 to the unaudited consolidated financial statements for more information regarding the Merger Agreement.
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
JUNE 30, 2023
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
Recently Adopted Accounting Pronouncements
No changes to GAAP that went into effect in the six months ended June 30, 2023, had a material effect on the Company’s consolidated financial statements.
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
Sculptor Operating Group Ownership
The Company’s equity interest in the Sculptor Operating Group increased to 47.1% as of June 30, 2023, from 47.0% as of June 30, 2022. Changes in the Company’s interest in the Sculptor Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Group A Units and Group P Units for Class A Shares, at which time the related Class B Shares are also canceled; (ii) vesting of RSAs; (iii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, 2013 Incentive Plan and 2022 Incentive Plan related to the settlement of RSUs or PSUs; and (iv) the forfeiture of Group A Units and participating Group P Units by a departing executive managing director.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
In connection with the proposed transaction among the Company and Rithm Capital Corp., holders of Group A Units and Group A-1 Units are expected to be offered the opportunity to enter into a rollover agreement with affiliates of Rithm Capital Corp. Refer to Note 17 for details of the rollover agreement.
The table below sets forth the calculation of noncontrolling interests related to the Group A Units for each Sculptor Operating Partnership (rounding differences may occur). The blended participation percentages presented below take into account ownership changes throughout the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)

Sculptor Capital LP
Net income (loss)	$11,952	$(25,001)	$43,039	$16,215
Blended participation percentage	0%	0%	0%	0%
Net Income Attributable to Group A Units	$—	$—	$—	$—

Sculptor Capital Advisors LP
Net (loss) income	$(16,369)	$15,623	$(20,551)	$(1,197)
Blended participation percentage	38%	36%	38%	38%
Net (Loss) Income Attributable to Group A Units	$(6,149)	$5,702	$(7,720)	$(451)

Sculptor Capital Advisors II LP
Net loss	$(13,203)	$(1,677)	$(27,654)	$(19,473)
Blended participation percentage	38%	49%	38%	38%
Net Loss Attributable to Group A Units	$(4,960)	$(821)	$(10,389)	$(7,331)

Total Sculptor Operating Group
Net loss	$(17,620)	$(11,055)	$(5,166)	$(4,455)
Blended participation percentage	63%	-44%	351%	175%
Net (Loss) Income Attributable to Group A Units	$(11,109)	$4,881	$(18,109)	$(7,782)
The following table presents the components of the net income (loss) attributable to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Group A Units	$(11,109)	$4,881	$(18,109)	$(7,782)
Other	1,287	698	2,082	1,355
	$(9,822)	$5,579	$(16,027)	$(6,427)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	June 30, 2023	December 31, 2022

	(dollars in thousands)
Group A Units	$397,640	$412,941
Other	30,935	26,538
	$428,575	$439,479
Redeemable noncontrolling interests
In the second quarter of 2023, our consolidated SPAC was liquidated in accordance with its charter and its Class A shares were redeemed. The Class A shares issued by the consolidated SPAC were redeemable for cash by the public shareholders in the event the SPAC did not consummate an initial business combination within the time period required by its charter. Therefore, the investors’ interests in the SPAC were classified as redeemable noncontrolling interests in the consolidated balance sheets. The following table presents the activity in redeemable noncontrolling interests, excluding the reversal of deferred underwriting fees as a result of the SPAC liquidation, for the three and six months ended June 30, 2023:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
	SPAC	SPAC

	(dollars in thousands)
Beginning balance	$240,541	$237,864
Change in redemption value of Class A Shares of consolidated SPAC	(220)	958
Capital distributions	(242,172)	(242,172)
Comprehensive income	1,851	3,350
Ending Balance	$—	$—
4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	June 30, 2023	December 31, 2022

	(dollars in thousands)
U.S. government obligations, at fair value	$58,988	$24,782
CLOs, at fair value	208,138	207,147
Equity method investments	80,605	67,130
Total Investments	$347,731	$299,059

Investments of Consolidated Entities	$323,276	$544,554
The Company invests in U.S. government obligations to manage excess liquidity. CLOs, at fair value, consist of investments in notes of unconsolidated CLOs. These investments are carried at fair value under the irrevocable fair value option election at initial recognition. Changes in fair value are recorded within net gains (losses) on investments in the consolidated

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
statements of operations. Interest income on these investments is accrued using the effective interest method and separately presented from the overall change in fair value and is recognized in other revenues in the consolidated statement of operations.
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
In the second quarter of 2023, our consolidated SPAC was liquidated in accordance with its charter and the investments held in a SPAC’s trust account were liquidated. Investments of consolidated entities included both investments of the Company’s consolidated SPAC, prior to its liquidation, which consisted of investments in U.S. Treasury bills held in a trust account and measured at fair value, as well as investments held by the Company’s consolidated structured alternative investment solution. The investments of the consolidated structured alternative investment solution that the Company manages are generally measured at fair value using the NAV per share practical expedient. The Company may determine based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses in accordance with GAAP. The Company does not categorize investments where fair value is measured using the NAV practical expedient within the fair value hierarchy.
The following table summarizes the fair value of the investments of the structured alternative investment solution that are measured using the NAV practical expedient by strategy type and ability to redeem such investments as of June 30, 2023:

Fund Type(1)	Fair Value (as of June 30, 2023)	Redemption Frequency(2)	Redemption Notice Period(2)
	(dollars in thousands)
Multi-strategy	76,240	Quarterly - Annually	30 days - 90 days
Credit	238,339	Monthly - Annually(3)	30 days - 90 days
Real estate	8,697	None(4)	N/A
Total	$323,276
_______________
(1)The structured alternative investment solution invests in both open-ended and close-ended funds. The investments in each fund may represent investments in a particular tranche of such fund subject to different withdrawal rights.
(2)$159.6 million of investments are subject to an initial lock-up period of three years during which time no withdrawals or redemptions are allowed. Once the lock-up period ends, the investments are able to be redeemed with the frequency noted above.
(3)24% of these investments are in closed-end funds which cannot be redeemed, as distributions will be received as the underlying assets are liquidated, which is expected to be approximately six years from inception.
(4)100% of these investments are in closed-end funds which cannot be redeemed, as distributions will be received as the underlying assets are liquidated, which is expected to be approximately seven to nine years from inception.

As of June 30, 2023, the structured alternative investment solution had unfunded commitments of $91.8 million related to the investments presented in the table above.
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
JUNE 30, 2023
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
JUNE 30, 2023
diligence procedures as may be deemed necessary.
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy for the periods presented:

	As of June 30, 2023
	Level I	Level II	Level III	NAV	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
U.S. government obligations	$4,998	$—	$—	$—	$4,998

Included within investments:
U.S. government obligations	$58,988	$—	$—	$—	$58,988
CLOs(1)	$—	$—	$208,138	$—	$208,138

Included within investments of consolidated entities:
Investments in funds	—	—	—	323,276	323,276
Investments of Consolidated Entities	$—	$—	$—	$323,276	$323,276

Liabilities, at Fair Value
Warrants	$—	$—	$24,423	$—	$24,423

Liabilities of consolidated entities:
Notes payable	$—	$—	$205,290	$—	$205,290
_______________
(1) As of June 30, 2023, investments in CLOs had contractual principal amounts of $208.0 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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
Reconciliation of Fair Value Measurements Categorized within Level III
Gains and losses on investments categorized within Level III, excluding those related to investments of consolidated entities and foreign currency translation adjustments, are recorded within net gains (losses) on investments in the consolidated statements of operations. Gains and losses related to foreign currency translation adjustments are recorded in the statements of comprehensive income (loss), and gains and losses related to investment of consolidated entities are recorded within net gains (losses) of consolidated entities. Amortization of premium, accretion of discount and foreign exchange gains and losses on non-U.S. dollar investments are also included within gains and losses in the tables below. Changes in fair value of warrant liabilities are included in other income in the consolidated statements of operations. In the first quarter of 2022, the warrants of the consolidated SPAC began to trade publicly, and as such, were transferred from Level III to Level I and in the second quarter of 2023, the warrants expired worthless as the SPAC was liquidated. Changes in fair value of warrant liabilities and notes payable of the consolidated entities are included in net gains (losses) of consolidated entities in the consolidated statements of operations. The Company elected to measure its investments in CLOs, U.S. government obligations and notes payable of the consolidated fund at fair value through consolidated net (loss) income in order to simplify its accounting for these instruments.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
The following tables summarize the changes in the Company’s Level III financial assets and liabilities for the three months ended June 30, 2023 and 2022:

	March 31, 2023	Transfers In	Transfers Out	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	June 30, 2023
	(dollars in thousands)
Assets, at Fair Value
Included within investments
CLOs	$207,030	$—	$—	$544	$(3,094)	$2,778	$880	$208,138

Liabilities, at Fair Value
Warrants	$23,989	$—	$—	$—	$—	$(434)	$—	$24,423

Liabilities of consolidated entities:
Notes payable	$197,813	$—	$—	$—	$—	$(7,477)	$—	$205,290

	March 31, 2022	Transfers In	Transfers Out	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	June 30, 2022
	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$226,552	$—	$—	$1,032	$(26)	$(14,269)	$(9,658)	$203,631

Investments of consolidated entities:
Bank Debt	$—	$—	$—	$41,792	$—	$(1,566)	$—	$40,226

Liabilities, at Fair Value
Warrants	$40,951	$—	$—	$—	$—	$18,740	$—	$22,211

Liabilities of consolidated entities:
Notes payable	$215,733	$—	$—	$—	$—	$13,748	$—	$201,985

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
The following tables summarize the changes in the Company’s Level III financial assets and liabilities for the six months ended June 30, 2023 and 2022:

	December 31, 2022	Transfers In	Transfers Out	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	June 30, 2023
	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$207,147	$—	$—	$544	$(8,455)	$5,587	$3,315	$208,138

Liabilities, at Fair Value
Warrants	$24,163	$—	$—	$—	$—	$(260)	$—	$24,423

Liabilities of consolidated entities:
Notes payable	$196,106	$—	$—	$—	$—	$(9,184)	$—	$205,290

	December 31, 2021	Transfers In		Transfers Out		Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	June 30, 2022

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$219,510	$—		$—		$29,839	$(12,373)	$(18,788)	$(14,557)	$203,631

Investments of consolidated entities:
Bank Debt	$—	$3,603	(1)	$(14,666)	(1)	$56,425	$(3,475)	$(1,661)	$—	$40,226

Liabilities, at Fair Value
Warrants	$65,287	$—		$—		$—	$—	$43,076	$—	$22,211

Liabilities of consolidated entities:
Warrants	$7,590	$—		$(3,450)	(2)	$—	$—	$4,140	$—	$—
Notes payable	$—	$—		$—		$215,733	$—	$13,748	$—	$201,985
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
JUNE 30, 2023
The table below summarizes the net change in unrealized gains and (losses) on the Company’s Level III financial instruments outstanding as of the reporting date:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$3,658	$(23,928)	$8,902	$(33,346)

Included within investments of consolidated entities:
Bank debt	$—	$(1,566)	$—	$(1,566)

Liabilities, at Fair Value
Warrants	$(434)	$18,740	$(260)	$43,076

Liabilities of consolidated entities:
Notes payable	$(7,477)	$13,748	$(9,184)	$13,748
Level III Valuation Methodologies
Financial instruments classified within Level III of the fair value hierarchy are generally comprised of CLOs, warrant liabilities and notes payable of consolidated entities.
Investments in CLOs are valued using independent pricing services. The Company performs procedures over the values provided by the pricing services, as discussed above.
Warrant liabilities of the Company are valued by independent pricing services using a Black-Scholes option pricing model, for which the Company’s Class A share price, warrant exercise price, risk free rate, volatility and term to expiry are the primary inputs to the valuation. The significant unobservable quantitative input used for the fair value measurement of the warrant liabilities of the Company, which are categorized as Level III under the fair value hierarchy, was volatility. The volatility used in the fair value measurement was 56.10% as of June 30, 2023.
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
Financial Instruments Not Measured at Fair Value
Management estimates that the carrying value of the Company’s financial instruments not measured at fair value, including its debt obligations and repurchase agreements, approximated their fair values as of June 30, 2023. The fair value measurements for the Company’s debt obligations and repurchase agreements are categorized as Level III within the fair value hierarchy. The fair value measurements for the Company’s CLO Investments Loans (as defined in Note 7) and repurchase agreements were determined using independent pricing services. The fair value measurement for the Company’s 2020 Term Loan (as defined in Note 7) was determined using a discounted cash flow model.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
Loans Sold to CLOs Managed by the Company
From time to time the Company may sell loans to CLOs managed by the Company. These loans are purchased by the Company in the open market and simultaneously sold for cash to the CLOs. The loans are accounted for as transfers of financial assets as they meet the criteria for derecognition under U.S. GAAP. No loans were sold in each of the six months ended June 30, 2023 and 2022. The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold loans in the past. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issued by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. As of June 30, 2023 and December 31, 2022, the Company’s investments in these retained interests had a fair value of $75.4 million and $78.6 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. For the six months ended June 30, 2023 and 2022, the Company received $8.0 million and $1.3 million, respectively, of interest and principal payments related to the retained interests.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
The table below presents the assets and liabilities of VIEs consolidated by the Company.

	June 30, 2023	December 31, 2022

	(dollars in thousands)
Assets
Assets of consolidated entities:
Cash and cash equivalents of consolidated entities	$408	$3
Restricted cash and cash equivalents of consolidated entities	9,800	9,805
Investments of consolidated entities, at fair value	323,276	306,590
Other assets of consolidated entities	1,471	2,016
Total Assets	$334,955	$318,414

Liabilities
Liabilities of consolidated entities:
Notes payable of consolidated entities	$205,290	$196,106
Other liabilities of consolidated entities	1,776	1,601
Total Liabilities	$207,066	$197,707
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
The table below presents the net assets of unconsolidated VIEs in which the Company has variable interests along with the maximum exposure to loss as a result of the Company’s involvement with non-consolidated VIEs:

	June 30, 2023	December 31, 2022

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$12,384,193	$12,738,164

Maximum risk of loss as a result of the Company’s involvement with unconsolidated VIEs:
Unearned income and fees	46,866	53,869
Income and fees receivable	17,315	41,890
Investments	249,538	245,583
Investments of consolidated entities	247,036	237,699
Unfunded commitments(1)	218,885	182,797
Maximum Exposure to Loss	$779,640	$761,838
_______________
(1) Includes commitments from certain employees and executive managing directors in the amounts of $82.4 million and $65.4 million as of June 30, 2023 and December 31, 2022, respectively.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
6. LEASES
The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Shanghai, and various other locations and data centers. The Company does not have renewal options for any of its current leases. The Company also subleases a portion of its office space in London and New York through the end of the lease term. In addition, the Company has finance leases for computer hardware. As of June 30, 2023, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within restricted cash in the consolidated balance sheets.
The tables below represent components of lease expense and associated cash flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Lease Cost
Operating lease cost	$4,600	$4,656	$9,205	$9,364
Short-term lease cost	22	44	44	54
Finance lease cost - amortization of leased assets	72	91	171	183
Finance lease cost - imputed interest on lease liabilities	15	1	30	4
Less: Sublease income	(840)	(804)	(1,637)	(1,634)
Net Lease Cost	$3,869	$3,988	$7,813	$7,971

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,238	$5,165	$10,453	$10,491
Operating cash flows for finance leases	$—	$—	$5	$—
Finance cash flows for finance leases	$—	$—	$223	$163

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—	$—	$1,079

	June 30, 2023	December 31, 2022

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	6.3 years	6.7 years
Finance leases	4.0 years	4.5 years

Weighted average discount rate
Operating leases	7.9%	7.8%
Finance leases	7.9%	7.9%

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities - Contractual Payments to be Paid
July 1, 2023 to December 31, 2023	$9,781	$—
2024	16,529	228
2025	14,329	228
2026	15,353	228
2027	17,675	228
Thereafter	35,015	—
Total Lease Payments	108,682	912
Imputed interest	(23,587)	(131)
Total Lease Liabilities - Contractual Payments to be Paid	$85,095	$781

Operating Leases

(dollars in thousands)
Sublease Rent - Contractual Payments to be Received
July 1, 2023 to December 31, 2023	$1,626
2024	1,920
2025	1,920
2026	1,920
2027	1,960
Thereafter	4,160
Total Sublease Rent - Contractual Payments to be Received	$13,506

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
7. DEBT OBLIGATIONS AND WARRANTS

	2020 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
July 1, 2023 to December 31, 2023	$—	$—	$—
2024	—	—	—
2025	—	436	436
2026	—	—	—
2027	95,000	—	95,000
2028	—	—	—
Thereafter	—	33,297	33,297
Total Payments	95,000	33,733	128,733
Unamortized discounts & deferred financing costs	(10,700)	(184)	(10,884)
Total Debt Obligations	$84,300	$33,549	$117,849
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
JUNE 30, 2023
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
The Company expects to repay all amounts outstanding under the 2020 Term Loan and the 2020 Revolving Credit Facility in connection with the closing of the proposed transaction between the Company and Rithm Capital Corp. Refer to Note 17 for details of the proposed transaction.
Warrants
In connection with the 2020 Credit Agreement, the Company has issued and outstanding warrants to purchase 4,338,015 Class A Shares. The warrants have a 10-year term from the Closing Date and an initial exercise price per share equal to $11.93. The exercise price is subject to reduction by an amount equal to any dividends paid on Class A Shares. As a result, the exercise price was $7.95 per share as of June 30, 2023. The warrants provide for customary adjustments in the event of a stock split, stock dividend, recapitalization or similar event. In lieu of making a cash payment otherwise contemplated upon exercise, the holder may exercise the warrants in whole or in part to receive a net number of Class A Shares. In addition, the 2020 Credit Agreement provides that, upon exercise in whole or in part by the holder, the Company may decide in its sole discretion whether the holder’s exercise of such warrant will be settled by delivery of Class A Shares (which shares may be reduced to a net number of Class A Shares in accordance with the procedure described in the preceding sentence) or by the Company’s payment to the holder of an amount in cash equal to the Black-Scholes value as provided for in the applicable warrant agreement. If the Company undergoes a change of control prior to the expiration date, the holder will have the right to require the Company to repurchase any remaining portion of the warrants not yet exercised at their Black-Scholes value as provided for in the applicable agreement.
Warrants of the Consolidated SPAC
In the second quarter of 2023, the SPAC was liquidated in accordance with its charter and the warrants expired worthless. At the time of IPO in December 2021, Sculptor Acquisition Corporation I (“SAC I”) issued 11.2 million warrants to the Company and 11.5 million warrants to third parties. The warrants had a 5-year term from the day of the SAC I IPO and an initial exercise price per share equal to $11.50. The warrants were subject to other customary terms common for instruments of this type. The Company eliminated the SPAC warrants it held in consolidation.
Notes Payable of a Consolidated Entity
In the first quarter of 2022, the Company launched a structured alternative investment solution that it consolidated, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $127.8 million were acquired by the Company and eliminated in consolidation. The notes held by the Company consisted of $20.0 million of Class A, $20.0 million of Class C and $87.8 million of subordinated notes. Changes in the fair value of the notes payable of the structured alternative investment solution are presented within net gains (losses) of consolidated entities in the consolidated statements of operations. The fair value of the notes payable as of June 30, 2023, was $205.3 million. The notes payable mature in May 2037.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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
Credit Facility of a Consolidated Entity
In the first quarter of 2022, the structured alternative investment vehicle entered into a $52.5 million credit facility which expires March 18, 2025. The credit facility is capped at $20.0 million of the total borrowing capacity per quarter. The facility is subject to a SOFR reference rate, as defined in the agreement, plus 3.00%. The facility is also subject to an annual 1.15% unused commitment fee. As of June 30, 2023, the fund has not drawn on the facility. The credit facility agreement is subject to other customary terms common for instruments of this type. The creditors of the Company’s consolidated entities have no recourse to the Company.
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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. In addition to customary events of default included in financing arrangements of this type, an event of default would also be triggered if there is an event of default at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default, where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs with fair values of $35.3 million and $40.0 million as of June 30, 2023 and December 31, 2022, respectively.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

Initial Borrowing Date	Contractual Rate	Contractual Maturity Date	Carrying Value
			June 30, 2023	December 31, 2022

			(dollars in thousands)
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	$13,974	$16,835
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	19,139	21,594
January 19, 2022	EURIBOR plus 1.50%	December 15, 2023	—	2,285
June 1, 2023	EURIBOR plus 1.85%	April 12, 2025	436	—
			$33,549	$40,714
8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company has a €200.0 million master credit facility agreement (the “CLO Financing Facility”) to finance portions of the risk retention investments in certain CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of June 30, 2023, €43.3 million of the CLO Financing Facility remained available.
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
JUNE 30, 2023
The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to the counterparty related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of June 30, 2023	$169,721	$—	$169,721	$164,202	$5,519
As of December 31, 2022	$166,632	$—	$166,632	$157,107	$9,525
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold to the counterparty under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of June 30, 2023	$—	$—	$—	$169,721	$169,721
As of December 31, 2022	$—	$—	$—	$166,632	$166,632
9. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	June 30, 2023	December 31, 2022

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$47,736	$47,736
Computer hardware and software	44,680	44,603
Furniture, fixtures and equipment	8,013	8,013
Accumulated depreciation and amortization	(81,468)	(79,390)
Fixed assets, net	18,961	20,962
Goodwill	22,691	22,691
Prepaid expenses	14,174	16,698
Cloud computing costs	12,702	9,940
Redemption receivable(1)	—	28,721
Other	8,964	7,430
Total Other Assets, Net	$77,492	$106,442
_______________
(1) Represents amounts receivable on a redeemed investment in a fund.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
10. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	June 30, 2023	December 31, 2022

	(dollars in thousands)
Accrued expenses	$16,154	$20,925
Uncertain tax positions	8,250	8,250
Due to funds(1)	3,172	3,854
Other	7,607	10,020
Total Other Liabilities	$35,183	$43,049
_______________
(1) To the extent that a fee-paying fund is an investor in another fee-paying fund, the Company rebates a corresponding portion of the management fees charged in the investee fund. Due to funds amounts also reflect certain incentive income and management fee waivers.
11. REVENUES
The following table presents management fees and incentive income recognized as revenues for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$29,268	$407	$38,612	$(835)
Credit
Opportunistic credit funds	12,145	3,303	12,342	102
Institutional Credit Strategies	12,271	—	11,808	—
Real estate funds	8,758	586	9,008	45,313
Total	$62,442	$4,296	$71,770	$44,580

The following table presents management fees and incentive income recognized as revenues for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$60,150	$723	$78,592	$120
Credit
Opportunistic credit funds	24,681	14,122	25,166	19,905
Institutional Credit Strategies	23,738	—	23,391	—
Real estate funds	17,581	29,737	18,058	46,197
Total	$126,150	$44,582	$145,207	$66,222

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
The following table presents the composition of the Company’s income and fees receivable as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	(dollars in thousands)
Management fees	$24,946	$25,402
Incentive income	5,027	30,958
Income and Fees Receivable	$29,973	$56,360
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
The following table presents the Company’s unearned income and fees as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Management fees	$1	$2
Incentive income	46,865	53,867
Unearned Income and Fees	$46,866	$53,869
A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. A liability for unearned management fees is generally recognized when management fees are paid to the Company on a quarterly basis in advance, based on the amount of Assets Under Management at the beginning of the quarter. In the six months ended June 30, 2023 and 2022 the Company recognized $26.3 million and $41.4 million, respectively, of the beginning balance of unearned incentive income for each respective year. The Company recognized all of the beginning balances of unearned management fees during the respective quarter.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
Loss (income) passed through to noncontrolling interests	-14.82%	13.60%	63.28%	31.73%
Foreign income taxes	-11.92%	5.14%	80.72%	-1.10%
RSU/RSA excess income tax benefit or expense	0.12%	-1.24%	38.26%	-85.00%
State and local income taxes	13.06%	16.21%	31.85%	156.82%
Nondeductible amortization of Partner Equity Units	-4.72%	2.54%	31.78%	143.06%
Foreign tax credits and deductions	2.50%	-1.08%	-16.95%	0.23%
Change in fair value of warrants	-1.14%	41.17%	1.10%	-591.40%
Disallowed executive compensation	-10.08%	-20.63%	66.55%	256.31%
Other, net	-3.17%	-0.52%	15.37%	3.31%
SPAC Loss	17.96%	—%	-57.79%	—%
Effective Income Tax Rate	8.80%	76.19%	275.17%	-65.04%
The Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the Company had a liability for unrecognized tax benefits of $8.3 million. As of and for the six months ended June 30, 2023, the Company did not accrue interest or penalties related to uncertain tax positions. As of June 30, 2023, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits if recognized, would affect its tax expense by $4.8 million as of June 30, 2023.
13. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Professional services	$8,712	$6,177	$20,368	$11,641
Occupancy and equipment	6,802	6,900	13,501	13,990
Information processing and communications	5,882	5,175	11,532	10,201
Recurring placement and related service fees	3,656	5,182	7,282	10,431
Insurance	2,318	2,228	4,635	4,435
Business development	984	797	2,020	1,295
Other expenses	1,574	(34)	4,385	1,748
Total General, Administrative and Other	$29,928	$26,425	$63,723	$53,741

14. EARNINGS (LOSS) PER CLASS A SHARE
Basic earnings (loss) per Class A Share is computed by dividing the net earnings (loss) attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended June 30, 2023 and 2022, the Company included 207,906 and 163,136 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share. For the six months ended June 30, 2023 and 2022 the Company included 205,804 and 174,974 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted earnings (loss) per Class A Share.
When calculating dilutive earnings (loss) per Class A Share, the Company applies the treasury stock method to outstanding warrants, unvested RSUs and RSAs, which are only subject to a service condition. At the Sculptor Operating Group Level, the Company applies the if-converted method to vested Group A Units and vested Group E Units. For unvested Group A Units and unvested Group E Units, the Company applies the treasury stock method first to determine the number of incremental units that would be issuable and then applies the if-converted method to those resulting incremental units. The Company did not include unvested RSAs, Group P Units or PSUs subject to service and market conditions in the calculation of dilutive earnings (loss) per Class A Share, as the applicable market conditions had not yet been met as of the end of each reporting period presented below. The Company also did not include RSUs which will be settled in cash. The effect of dilutive securities on net earnings (loss) attributable to Class A Shareholders is presented net of tax.
The following tables present the computation of basic and diluted earnings (loss) per Class A Share:

Three Months Ended June 30, 2023	Net Income (Loss) Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings (Loss) Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$3,654	25,179,467	$0.15
Effect of dilutive securities:
Group A Units	(8,446)	15,025,994		—
Group E Units	—	—		13,020,839
RSUs	—	—		2,532,586
RSAs	—	—		1,096,970
Warrants	—	—		4,338,015
Diluted	$(4,792)	40,205,461	$(0.12)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

Three Months Ended June 30, 2022	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(8,052)	25,514,364	$(0.32)
Effect of dilutive securities:
Group A Units	—	—		15,025,994
Group E Units	—	—		13,009,158
RSUs	—	—		2,605,627
RSAs	—	—		1,575,134
Warrants	(15,702)	1,051,428		—
Diluted	$(23,754)	26,565,792	$(0.89)

Six Months Ended June 30, 2023	Net Income (Loss) Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings (Loss) Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$12,146	25,176,667	$0.48
Effect of dilutive securities:
Group A Units	(14,127)	15,025,994		—
Group E Units	—	—		13,019,799
RSUs	—	—		2,304,905
RSAs	—	—		1,084,688
Warrants	—	—		4,338,015
Diluted	$(1,981)	40,202,661	$(0.05)

Six Months Ended June 30, 2022	Net Income (Loss) Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings (Loss) Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$8,830	26,052,478	$0.34
Effect of dilutive securities:
Group A Units	—	—		15,025,994
Group E Units	—	—		13,009,157
RSUs	—	—		2,557,642
RSAs	—	—		1,312,520
Warrants	(36,341)	1,558,579		—
Diluted	$(27,511)	27,611,057	$(1.00)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
15. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Certain Amounts Related to Tax Receivable Agreement Liability
Amounts due to related parties relate primarily to future payments owed to certain trusts related to Daniel S. Och, under the tax receivable agreement, as discussed further in Note 16. The tax receivable agreement liability was $173.4 million as of June 30, 2023, and $64.7 million of the balance was due to related parties. The Company made payments totaling $17.4 million, and $16.9 million under the tax receivable agreement (inclusive of interest thereon) in the six months ended June 30, 2023 and 2022, respectively, of which $7.7 million and $7.4 million were paid to related parties, respectively. $17.4 million was paid during the three months ended June 30, 2023 and no payments were made in the three months ended June 30, 2022.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
As of June 30, 2023 and December 31, 2022, respectively, approximately $838.9 million and $906.6 million of the Company’s Assets Under Management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of June 30, 2023 and December 31, 2022, approximately 40% and 43%, respectively, of these Assets Under Management were not charged management fees or incentive income.
The following table presents management fees and incentive income charged on investments held by the Company’s executive managing directors, employees and certain other related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$930	$1,320	$1,860	$2,159
Incentive income	$65	$1,533	$973	$2,031
Investment in SPAC

The SPAC did not consummate an initial business combination within the time period required by its charter. As a result, in second quarter of 2023, the SPAC redeemed all of its outstanding public shares for cash and the private placement and public warrants have become worthless. The SPAC’s dissolution is in progress. In a private placement concurrent with the initial public offering of the SPAC the Company sponsored, SAC I sold warrants to Sculptor Acquisition Sponsor I, LLC, a subsidiary of the Company, for total gross proceeds of $11.2 million. Sculptor Acquisition Sponsor I, LLC owned the majority of the Class B ordinary shares outstanding of SAC I, and consolidated SAC I under the voting interest model prior to its liquidation, and therefore the private placement warrants and Class B ordinary shares held by the Company were eliminated upon consolidation. Refer to Note 2 in the Company’s Annual Report for additional details on the SPAC.
Investment in Structured Alternative Investment Solution
In the first quarter of 2022, the Company closed on a $350.0 million structured alternative investment solution, a collateralized financing vehicle consolidated by the Company. The Company invested approximately $127.8 million in the vehicle.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Sculptor Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of June 30, 2023, the estimated future payment under the

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
tax receivable agreement was $173.4 million, which is recorded in the tax receivable agreement liability balance on the consolidated balance sheets.
The table below presents management’s estimate as of June 30, 2023, of the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
July 1, 2023 to December 31, 2023	$—
2024	18,040
2025	5,079
2026	37,628
2027	31,415
Thereafter	81,189
Total Payments	$173,350
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
On November 18, 2022, the parties announced a settlement of the matter whereby the Founder and the former executive managing directors dismissed the Section 220 complaint with prejudice and in return, among other things, the Company agreed to produce certain additional books and records as well as to issue a press release announcing the formation of a special committee of the Board.
From time to time, the Company is involved in litigation and claims incidental to the conduct of the Company’s business. The Company is also subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over the Company and its business activities.
The Company accrues a liability for legal proceedings only when those matters present loss contingencies that it believes are both probable and reasonably estimable. As of June 30, 2023, the Company does not have any potential liability related to any current legal proceeding or claim that would individually, or in the aggregate, materially affect its results of operations, financial position or cash flows.
Investment Commitments
The Company has unfunded capital commitments of $219.0 million to certain funds it manages, of which $91.8 million relates to commitments of the Company’s consolidated structured alternative investment solution. The remaining $127.2 million

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
relates to commitments of the Company to unconsolidated funds. Approximately $82.4 million of the Company’s commitments will be funded by contributions to the Company from certain employees and executive managing directors. The Company expects to fund these commitments over the approximately next 5 years. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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
Additionally, the Company has agreements with certain of the funds it manages to reimburse certain expenses in excess of an agreed-upon cap. During the six months ended June 30, 2023 and 2022, these amounts were not material.
17. SUBSEQUENT EVENTS
On July 23, 2023, the Company entered into an Agreement and Plan of Merger (including the schedules and exhibits thereto, the “Merger Agreement”), by and among the Company, Rithm Capital Corp., a Delaware corporation (“Rithm”), the Sculptor Operating Partnerships, Calder Sub, Inc., a Delaware corporation and subsidiary of Rithm (“Merger Sub Inc.”), Calder Sub I, LP, a Delaware limited partnership and subsidiary of Rithm (“Merger Sub I”), Calder Sub II, LP, a Delaware limited partnership and subsidiary of Rithm (“Merger Sub II”), and Calder Sub III, LP, a Delaware limited partnership and subsidiary of Rithm (“Merger Sub III” and, collectively with Merger Sub I and Merger Sub II, the “LP Merger Subs” and, collectively with Merger Sub Inc., the “Merger Subs”).
Pursuant to the terms of the Merger Agreement, (i) Merger Sub Inc. will merge with and into the Company, with the Company surviving such merger as the surviving corporation (the “Surviving Corporation”) (the “Public Merger”), (ii) Merger Sub I will merge with and into Sculptor Capital LP, with Sculptor Capital LP surviving such merger as the surviving partnership, (iii) Merger Sub II will merge with and into Sculptor Capital Advisors LP, with Sculptor Capital Advisors LP surviving such merger as the surviving partnership, and (iv) Merger Sub III will merge with and into Sculptor Capital Advisors II LP, with Sculptor Capital Advisors II LP surviving such merger as the surviving partnership (collectively, the “Mergers”).
The merger of Merger Sub Inc. and the Company will become effective at the time the certificate of merger is filed with the Delaware Secretary of State or at such later effective time and date that is agreed to by Rithm and the Company and specified in the certificate of merger (the “Effective Time”) and the mergers of each of the Sculptor Operating Partnerships will become effective at the time the applicable certificates of merger is filed with the Delaware Secretary of State or at such later effective time and date that is agreed to by Rithm and the Company and specified in the applicable certificates of merger.
On the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, (i) each Class A Share issued and outstanding immediately prior to the Effective Time (but excluding (x) any shares of Class A Shares and Class B Shares (the “ Company Common Stock” that are owned directly by Rithm, Merger Sub Inc. or any of their subsidiaries immediately prior to the Effective Time or held in treasury of the Company, (y) any shares of the Company Common Stock as to which appraisal rights have been properly exercised and (z) any unvested and outstanding award of service-based restricted shares of the Company Common Stock granted pursuant to the Company’s equity incentive plans to be cancelled without payment in respect thereof pursuant to Section 3.06(c) of the Merger Agreement) will be cancelled and converted into the right to receive an amount in cash equal to $11.15, without interest (the “Public Merger Consideration”), (ii) each Class B Share issued and outstanding immediately prior to the Effective Time will be cancelled and no payment will be made in respect thereof and (iii) each issued and outstanding share of common stock, par value $0.01 per share, of Merger Sub Inc. issued and outstanding immediately prior to the Effective Time will be converted into and become one (1) fully paid and non-assessable share of common stock, par value $0.01 per share, of the Surviving Corporation.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
Holders of Class A Units and Class A-1 Units of the Sculptor Operating Partnerships are expected to be offered the opportunity to enter into a rollover agreement (the “Rollover Agreement”) with Rithm, Calder Holdco I, LP, a Delaware limited partnership and subsidiary of Rithm (“Holdco I”), Calder Holdco II, LP, a Delaware limited partnership and subsidiary of Rithm (“Holdco II”), and Calder Holdco III, LP, a Delaware limited partnership and subsidiary of Rithm (“Holdco III” and collectively with Holdco I and Holdco II, the “Holdcos”). Holders of such Sculptor Operating Partnership units that elect to enter into the Rollover Agreement will agree, subject to the terms and conditions set forth in the Rollover Agreement, immediately prior to the closing, to contribute certain of their equity interests in the Sculptor Operating Partnerships (the “Rollover Interests”) to the Holdcos in exchange for a number of equity interests in each of the Holdcos having an aggregate value equal to the contributed value of the Rollover Interests (the “Rollover”). The closing of the Rollover will be conditioned upon the holders of at least 50% of the issued and outstanding Class A Units and Class A-1 Units of the Sculptor Operating Partnerships entering into the Rollover Agreement prior to the date of the special meeting of shareholders related to the Mergers.
The Merger Agreement contains certain customary representations and warranties made by each party, which, in the case of the Company and the Sculptor Operating Partnerships, are qualified by the confidential disclosures provided to Rithm in connection with the Merger Agreement, as well as matters included in the Company’s reports filed with the SEC prior to the date of the Merger Agreement. Rithm, the Company and the Sculptor Operating Partnerships have agreed to various customary covenants, including covenants regarding the conduct of the Company’s business prior to the closing of the Mergers, covenants requiring the Company to recommend that its stockholders approve the Merger Agreement and covenants prohibiting the Company from soliciting alternative acquisition proposals or providing information to or engaging in discussions with third parties, in each case, except in limited circumstances as provided in the Merger Agreement.
The Merger Agreement also includes customary termination rights for both the Company and Rithm, subject, in certain circumstances, to the payment by the Company of a termination fee of approximately $16.6 million.

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
Overview
Overview of Our Business
Sculptor Capital is a leading global alternative asset manager and a specialist in opportunistic investing. With offices in New York, London, Hong Kong and Shanghai, we provide asset management services and investment products across Credit, Real Estate and Multi-Strategy platforms with approximately $34.0 billion in Assets Under Management as of August 1, 2023. We serve our global client base through our commingled funds, separate accounts and specialized products. For over 25 years, the Company has pursued consistent outperformance by building an operating model and culture which balance the ability to act swiftly on market opportunity with rigorous diligence that minimizes risk. The Company’s model is driven by a global team that is predominantly home-grown, long tenured and incentivized to put client outcomes first. The Company’s capabilities span all major geographies and asset classes, including corporate credit, structured credit, real estate debt and equity, fundamental equities, merger arbitrage, and convertible and derivative arbitrage.
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
Pending Merger with Rithm Capital
On July 23, 2023, we entered into an Agreement and Plan of Merger (including the schedules and exhibits thereto, the “Merger Agreement”), by and among the Company, Rithm Capital Corp., a Delaware corporation (“Rithm”), the Sculptor Operating Partnerships, Calder Sub, Inc., a Delaware corporation and subsidiary of Rithm (“Merger Sub Inc.”), Calder Sub I, LP, a Delaware limited partnership and subsidiary of Rithm (“Merger Sub I”), Calder Sub II, LP, a Delaware limited partnership and subsidiary of Rithm (“Merger Sub II”), and Calder Sub III, LP, a Delaware limited partnership and subsidiary of Rithm (“Merger Sub III” and, collectively with Merger Sub I and Merger Sub II, the “LP Merger Subs” and, collectively with Merger Sub Inc., the “Merger Subs”).
Pursuant to the terms of the Merger Agreement, (i) Merger Sub Inc. will merge with and into the Company, with the Company surviving such merger as the surviving corporation, (ii) Merger Sub I will merge with and into Sculptor Capital LP, with Sculptor Capital LP surviving such merger as the surviving partnership, (iii) Merger Sub II will merge with and into Sculptor Capital Advisors LP, with Sculptor Capital Advisors LP surviving such merger as the surviving partnership, and (iv) Merger Sub III will merge with and into Sculptor Capital Advisors II LP, with Sculptor Capital Advisors II LP surviving such merger as the surviving partnership (collectively, the “Mergers”).
For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on July 24, 2023 and Note 17 to the accompanying unaudited consolidated financial statements.

Overview of Our Financial Results
As a global alternative asset manager, our results of operations are impacted by a variety of factors, including conditions in the global financial markets and economic and political environments. Fueled by a sharp reversal in investor sentiment, risk assets performed well during the quarter as expectations of an economic soft-landing set in. Implied volatility collapsed virtually across the board to pre-pandemic levels, rate volatility being the one note-worthy exception. Despite continued signs of stress and fragility materializing across global markets against a mixed and uncertain economic picture, in the second quarter of 2023, Sculptor Credit Opportunities Master Fund and Sculptor Master Fund extended strong year-to-date absolute and relative performance versus peer indices. Market conditions remain challenged, and we believe both our funds, through their unconstrained investment style, and our platform, from our business diversification and strong balance sheet, are well positioned to navigate these challenging conditions.
As of June 30, 2023, our AUM was $34.8 billion, a decrease of $2.1 billion year-over-year, and our longer-term AUM was $25.5 billion or 73% of our total AUM. Our AUM decreased primarily due to (i) net outflows in multi-strategy funds and (ii) distributions and other reductions in real estate funds, Institutional Credit Strategies, and opportunistic credit funds. These decreases were partially offset by (i) performance related appreciation in multi-strategy and opportunistic credit funds and (ii) net inflows in real estate funds and Institutional Credit Strategies.
We reported a GAAP net income of $3.7 million in the second quarter of 2023, compared to net loss of $8.1 million for the second quarter of 2022, and GAAP net income of $12.1 million in the first half of 2023, compared to a GAAP net income of $8.8 million in the first half of 2022.
Management fees were $62.4 million in the second quarter of 2023, a decrease of $9.3 million compared to the second quarter of 2022. Our management fees fell primarily due to lower average assets under management in our multi-strategy funds, as a result of net outflows as well as negative fund performance in 2022.
Incentive income was $4.3 million in the second quarter of 2023 driven primarily by crystallizations in our opportunistic credit funds.
Expenses were $94.9 million in the second quarter of 2023, down by $16.4 million from the second quarter of 2022. This was primarily driven by lower compensation and benefits expenses, largely due to decreases in bonus expense and equity-based compensation, partially offset by elevated professional services fees, primarily legal costs.
Other income in the second quarter of 2023 increased by $24.4 million from the second quarter of 2022, primarily as a result of higher gains on our investments and higher gains of consolidated entities partially offset by changes in the fair value of warrant liabilities, which generated losses for the quarter compared to gains in the prior year period.
Please see the “Results of Operations” section of this MD&A for commentary regarding changes in net (loss) income attributable to noncontrolling interests and changes in the redemption value of redeemable noncontrolling interests.
Economic Income was $3.2 million for the second quarter of 2023, compared to $32.6 million for the second quarter of 2022. Economic Income was $21.7 million in the first half of 2023, compared to $61.8 million in the first half of 2022. The decreases were primarily due to lower incentive income, which was partially offset by lower profit sharing bonus expense, lower management fees, and higher general, administrative and other expenses, largely as a result of elevated legal costs for the activities of the Special Committee of our Board of Directors.
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
Information with respect to our AUM throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of June 30, 2023, approximately 2% of our AUM represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 40% of these affiliated AUM are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund or vehicle, we waive or rebate a corresponding portion of the management fees charged to the fund.
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
As a result of the performance-related depreciation in Sculptor Master Fund and Sculptor Credit Opportunities Master Fund in 2022, we will not earn incentive income in future periods on the AUM of certain investors until such losses from 2022 have been recovered. As of June 30, 2023, we had $507.5 million of fund-related losses remaining in Sculptor Master Fund, versus $1.4 billion as of December 31, 2022, representing substantial progress against our high watermark position given fund appreciation year-to-date. In Sculptor Credit Opportunities Master Fund, we fully recovered our losses from 2022 given fund appreciation year-to-date.

Summary of Changes in AUM
The tables below present the changes to our AUM for the respective periods based on the type of funds or investment vehicles we manage.

	Three Months Ended June 30, 2023
	March 31, 2023	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	June 30, 2023

	(dollars in thousands)
Multi-strategy funds	$9,288,762	$(1,004,044)	$—	$234,508	$—	$8,519,226
Credit
Opportunistic credit funds	5,937,035	(48,803)	(214,046)	156,959	—	5,831,145
Institutional Credit Strategies	16,344,941	(8,004)	(182,506)	4,110	16,646	16,175,187
Real estate funds	4,516,065	35,790	(329,822)	6,703	4,215	4,232,951
Total	$36,086,803	$(1,025,061)	$(726,374)	$402,280	$20,861	$34,758,509

	Three Months Ended June 30, 2022
	March 31, 2022	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	June 30, 2022

	(dollars in thousands)
Multi-strategy funds	$11,076,217	$(137,889)	$—	$(1,188,851)	$—	$9,749,477
Credit
Opportunistic credit funds	6,309,552	75,275	(103,589)	(254,941)	—	6,026,297
Institutional Credit Strategies	16,657,708	123,637	(52,195)	(2,801)	(266,485)	16,459,864
Real estate funds	4,590,385	77,782	(33,348)	333	(11,200)	4,623,952
Total	$38,633,862	$138,805	$(189,132)	$(1,446,260)	$(277,685)	$36,859,590

	Six Months Ended June 30, 2023
	December 31, 2022	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	June 30, 2023

	(dollars in thousands)
Multi-strategy funds	$9,174,103	$(1,370,725)	$—	$715,848	$—	$8,519,226
Credit
Opportunistic credit funds	5,970,962	(41,753)	(425,339)	327,275	—	5,831,145
Institutional Credit Strategies	16,273,736	91,751	(241,646)	8,388	42,958	16,175,187
Real estate funds	4,563,692	52,791	(406,090)	15,219	7,339	4,232,951
Total	$35,982,493	$(1,267,936)	$(1,073,075)	$1,066,730	$50,297	$34,758,509

	Six Months Ended June 30, 2022
	December 31, 2021	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	June 30, 2022

	(dollars in thousands)
Multi-strategy funds	$11,112,445	$172,722	$(49)	$(1,535,641)	$—	$9,749,477
Credit
Opportunistic credit funds	6,350,474	(22,853)	(103,589)	(197,735)	—	6,026,297
Institutional Credit Strategies	16,052,406	920,280	(153,396)	(2,947)	(356,479)	16,459,864
Real estate funds	4,544,862	214,393	(119,780)	333	(15,856)	4,623,952
Total	$38,060,187	$1,284,542	$(376,814)	$(1,735,990)	$(372,335)	$36,859,590
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
AUM totaled $34.8 billion as of June 30, 2023. In the six months ended June 30, 2023, AUM decreased by $1.2 billion, driven by: (i) net outflows of $1.3 billion, primarily in our multi-strategy funds, and (ii) distributions and other reductions of $1.1 billion in credit and real estate funds. These decreases were partially offset by performance-related appreciation of $1.1 billion, primarily in our multi-strategy and opportunistic credit funds.
AUM net outflows of $1.3 billion in the six months ended June 30, 2023, were comprised of (i) $1.6 billion of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds, and (ii) $339.7 million of gross inflows, driven primarily by $135.5 million in opportunistic credit funds due to an additional close in STAX and $94.6 million in Institutional Credit Strategies. In 2023, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from high net worth and family offices, foundations and endowments and pensions, while the largest sources of gross outflows were attributable to pensions, sovereign wealth and corporates and high net worth and family offices.
Also as to flows, following a strong fundraising start to 2022, inflows slowed in the second half of 2022, and we are experiencing elevated redemption requests and negative impact on our ability to raise new capital from investors into our funds so far in 2023, driven by a variety of factors, primarily the uncertainty and perceived instability created by actions taken by the founder and former Chief Executive Officer of Och-Ziff over the last year. Also relevant are market factors impacting investor allocations, idiosyncratic factors related to one or more investors (e.g., rebalancing), idiosyncratic factors related to one or more of our funds (e.g., fund performance) and other factors.
The actions (as described in the Risk Factor in our Annual Report titled, “The founder and former Chief Executive Officer of Och-Ziff has taken certain actions that have had an adverse impact on our business”) by the founder and former CEO of Och-Ziff have created headwinds for our business including negative effects on fund investor sentiment, which we expect to continue until there is a resolution that gives investors confidence that there will be no further adverse actions against us.
Distributions and other reductions of $1.1 billion in the six months ended June 30, 2023, were driven primarily by: (i) $425.3 million of distributions from our opportunistic credit funds, primarily the Customized Credit Focused Platform, (ii) $406.1 million of distributions from our real estate funds as a result of the liquidation of our SPAC and realizations as legacy funds harvest assets, primarily in Sculptor Real Estate Credit Fund I and Sculptor Real Estate Fund III, and (iii) $241.6 million of distributions from Institutional Credit Strategies primarily from paydowns in certain of our CLOs.
As of August 1, 2023, estimated AUM decreased to $34.0 billion, driven by $481.8 million of net outflows, as well as $245.6 million of distributions and other reductions. These decreases were partially offset by $118.8 million of performance-related appreciation.
In the six months ended June 30, 2022, AUM net inflows of $1.3 billion were comprised of (i) $2.4 billion of gross inflows, driven by $1.3 billion in Institutional Credit Strategies, from the launch of an additional European CLO and the close of a structured alternative investment solution, $776.5 million in multi-strategy funds, primarily driven by inflows into Sculptor Master Fund, and $214.4 million in real estate funds, driven by the launch of Real Estate Credit Fund II; and (ii) $762.2 million of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds. In the six months ended June 30, 2022, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from high net worth and family offices and related parties, while pensions and fund-of-funds were the largest source of gross outflows.
Summary of Changes in FP AUM
The tables below present the changes to our FP AUM for the respective periods based on the type of funds or investment vehicles we manage. FP AUM represents the AUM on which we earn management fees and / or incentive income.

	Three Months Ended June 30, 2023
	March 31, 2023	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	June 30, 2023

	(dollars in thousands)
Multi-strategy funds	$9,187,380	$(990,027)	$—	$231,448	$(39,141)	$8,389,660
Credit
Opportunistic credit funds	5,254,919	(94,078)	(212,625)	153,557	68,210	5,169,983
Institutional Credit Strategies	11,168,143	35,300	(104,551)	3,396	9,715	11,112,003
Real estate funds	3,819,363	32,838	(79,868)	5,071	4,206	3,781,610
Total	$29,429,805	$(1,015,967)	$(397,044)	$393,472	$42,990	$28,453,256

	Three Months Ended June 30, 2022
	March 31, 2022	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	June 30, 2022

	(dollars in thousands)
Multi-strategy funds	$10,837,660	$(145,836)	$—	$(1,160,088)	$8,915	$9,540,651
Credit
Opportunistic credit funds	5,730,008	71,312	(100,715)	(251,223)	50,531	5,499,913
Institutional Credit Strategies	11,337,931	136,884	(29,665)	(2,346)	(206,992)	11,235,812
Real estate funds	3,923,995	52,211	(30,724)	—	(51,200)	3,894,282
Total	$31,829,594	$114,571	$(161,104)	$(1,413,657)	$(198,746)	$30,170,658

	Six Months Ended June 30, 2023
	December 31, 2022	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	June 30, 2023

	(dollars in thousands)
Multi-strategy funds	$9,020,989	$(1,306,139)	$—	$708,191	$(33,381)	$8,389,660
Credit
Opportunistic credit funds	5,387,491	(189,599)	(422,177)	320,494	73,774	5,169,983
Institutional Credit Strategies	11,158,253	58,543	(132,684)	6,327	21,564	11,112,003
Real estate funds	3,717,036	47,353	(151,212)	10,909	157,524	3,781,610
Total	$29,283,769	$(1,389,842)	$(706,073)	$1,045,921	$219,481	$28,453,256

	Six Months Ended June 30, 2022
	December 31, 2021	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	June 30, 2022

	(dollars in thousands)
Multi-strategy funds	$10,877,541	$158,142	$(49)	$(1,500,539)	$5,556	$9,540,651
Credit
Opportunistic credit funds	5,742,605	(26,223)	(100,715)	(194,872)	79,118	5,499,913
Institutional Credit Strategies	11,142,956	458,449	(67,852)	(2,360)	(295,381)	11,235,812
Real estate funds	3,875,427	162,211	(87,487)	—	(55,869)	3,894,282
Total	$31,638,529	$752,579	$(256,103)	$(1,697,771)	$(266,576)	$30,170,658
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
FP AUM totaled $28.5 billion as of June 30, 2023. FP AUM is lower than AUM primarily due to:
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
In the six months ended June 30, 2023, FP AUM decreased by $830.5 million, primarily as a result of drivers discussed in the Summary of Changes in AUM section above.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Weighted-average fee-paying assets under management	$28,312,783	$31,728,559	$28,296,076	$31,824,604
Average management fee rates	0.83%	0.84%	0.84%	0.85%
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
The table below presents AUM and investment performance for our multi-strategy funds. AUM are generally based on the net asset value of these funds plus any unfunded commitments, if applicable. Management fees generally range from 1.00% to 2.00% annually of FP AUM. For the second quarter of 2023, our multi-strategy funds had an average management fee rate of 1.25% of FP AUM.
We generally crystallize incentive income from the majority of our multi-strategy funds on an annual basis. Incentive income is generally equal to 20% of the realized and unrealized profits attributable to each investor. A portion of the AUM in Sculptor Master Fund is subject to initial commitment periods of three years, and for certain of these assets, including assets that subsequently moved to shorter commitment periods at the end of their initial commitment period, we only earn incentive income once profits attributable to an investor exceed a preferential return, or “hurdle rate”, which is generally equal to the 3-month T-bill rate for our multi-strategy funds. Once the investment performance has exceeded the hurdle rate for these assets, we may receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets upon crystallization at the end of the multi-year commitment period.

			Returns for the Six Months Ended June 30,				Annualized Returns Since Inception Through June 30, 2023
	Assets Under Management as of June 30,		2023		2022
	2023	2022	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Sculptor Master Fund(1)(2)	$8,510,906	$9,031,780	9.3%	8.5%	-12.6%	-13.2%	15.5%	(3)	10.7%	(3)
Other funds(2)	8,320	717,697	n/m	n/m	n/m	n/m	n/m		n/m
	$8,519,226	$9,749,477
_______________
n/m not meaningful
(1)The returns for the Sculptor Master Fund exclude Special Investments. Special Investments in the Sculptor Master Fund are held by investors representing a small percentage of AUM in the fund. Inclusive of these Special Investments, the returns of the Sculptor Master Fund for the six months ended June 30, 2023 were 9.3% gross and 8.5% net, for the six months ended June 30, 2022 were -12.2% gross and -12.8% net, and annualized since inception through June 30, 2023 were 15.2% gross and 10.5% net.

(2)In the third quarter of 2022, we consolidated Sculptor Enhanced Master Fund into the Sculptor Master Fund, as a result we show the related historical AUM in Other funds
(3)The annualized returns since inception are those of the Sculptor Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Sculptor Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of June 30, 2023, the annualized returns since the Sculptor Master Fund’s inception on January 1, 1998 were 12.4% gross and 8.3% net excluding Special Investments and 12.1% gross and 8.1% net inclusive of Special Investments.
AUM in our multi-strategy funds decreased by $1.2 billion, or 13%, year-over-year. This was driven primarily by $1.9 billion of net outflows and transfers, partially offset by $673.3 million of performance-related appreciation. In first half of 2023, the largest sources of gross inflows into our multi-strategy funds were from high net worth and family offices, pensions and related parties, while the largest sources of gross outflows were attributable to pensions, sovereign wealth and corporates and high net worth and family offices.
The Sculptor Master Fund generated a gross return of 9.3% and a net return of 8.5% in the first half of 2023 as compared to the HFRI Fund Weighted Composite Index which generated 3.5%. The fund delivered strong absolute and relative performance on a historically low risk position for the fund, recovering a majority of our 2022 losses and reducing our high watermark.
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
Credit

	Assets Under Management as of June 30,
	2023	2022

	(dollars in thousands)
Opportunistic credit funds	$5,831,145	$6,026,297
Institutional Credit Strategies	16,175,187	16,459,864
	$22,006,332	$22,486,161
Opportunistic Credit Funds
Our opportunistic credit funds seek to generate risk-adjusted returns by capturing value in mispriced investments across disrupted, dislocated and distressed corporate, structured and private credit markets globally.
AUM for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments, if applicable. Management fees for our opportunistic credit funds generally range from 0.75% to 2.25% annually of the net asset value of these funds. For the second quarter of 2023, our opportunistic credit funds had an average management fee rate of 0.95% of FP AUM.
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

			Returns for the Six Months Ended June 30,				Annualized Returns Since Inception Through June 30, 2023
	Assets Under Management as of June 30,		2023		2022
	2023	2022	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Sculptor Credit Opportunities Master Fund(1)	$1,604,095	$1,904,832	7.7%	6.5%	-2.4%	-2.8%	12.7%	9.0%
Customized Credit Focused Platform	3,597,498	3,827,891	See below for return information on our Customized Credit Focused Platform.
Closed-end opportunistic credit funds	629,552	293,574	See below for return information on our closed-end opportunistic credit funds.
	$5,831,145	$6,026,297
_______________
(1)The returns for the Sculptor Credit Opportunities Master Fund exclude Special Investments, which are held by investors representing a small percentage of AUM in the fund. Inclusive of these Special Investments, the returns of the Sculptor Credit Opportunities Master Fund for the six months ended June 30, 2023 were 7.7% gross and 6.5% net, for the six months ended June 30, 2022 were -2.4% gross and -2.8% net, and annualized since inception through June 30, 2023 were 12.4% gross and 8.8% net.
AUM in our opportunistic credit funds decreased by $195.2 million, or 3%, year-over-year. This was driven primarily by distributions and other reductions of $504.2 million primarily from the Customized Credit Focused Platform partially offset by $358.6 million of performance-related appreciation, primarily from our open ended funds. We continue to raise capital for STAX with total committed capital of $471.0 million to date. We plan to hold additional closes and have seen previous periods of market volatility act as a catalyst for capital raising in these types of strategies.
In the first half of 2023, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, delivered strong absolute and relative performance versus relevant credit indices and benchmarks, fully recovering 2022 losses and eliminating our high watermark and building upon its long-term track record. The fund generated a gross return of 7.7% and a net return of 6.5%, as compared to BAML Global High Yield of 5.3% and HFRX Fixed Income Credit Index of 3.0% for the first half of 2023. In the first half of 2023, both corporate credit and structured credit contributed to performance.
In the first half of 2022, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of -2.4% and a net return of -2.8%. During the period, the fund delivered strong results as compared to Global High Yield and global equities. In 2022, the fund experienced losses in corporate credit and structured credit.
Our Customized Credit Focused Platform invests under a flexible credit mandate across the credit spectrum to allow timely investments as market conditions change and dislocate. The table below presents investment performance for the fund.

	Weighted Average Return for the Six Months Ended June 30,(2)				Inception to Date as of June 30, 2023
	2023		2022		IRR		Net Invested Capital Multiple(5)
Customized Credit Focused Platform	Gross	Net	Gross	Net	Gross(3)	Net(4)
Opportunistic Credit Performance(1)	7.9%	6.0%	-4.6%	-4.0%	14.4%	10.9%	3.5x
_______________
(1)Performance presented is for the opportunistic credit strategies in the Customized Credit Focused Platform. As of June 30, 2023, approximately 92% of the invested capital in the Customized Credit Focused Platform is invested in the Platform’s opportunistic credit strategies.
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

	Assets Under Management as of June 30,		Inception to Date as of June 30, 2023
	2023	2022	Total Commitments	Total Invested Capital(1)	Gross IRR(2)	Net IRR(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Sculptor Tactical Credit Fund (2022 - 2025)(5)	$414,756	$83,651	$470,671	$215,355	n/m	n/m	n/m
Sculptor European Credit Opportunities Fund (2012-2015)	—	—	459,600	305,487	15.7%	11.8%	1.5x
Sculptor Structured Products Domestic Fund II (2011-2014)	—	—	326,850	326,850	19.2%	15.1%	2.1x
Sculptor Structured Products Offshore Fund II (2011-2014)	—	—	304,531	304,531	16.5%	12.9%	1.9x
Sculptor Structured Products Offshore Fund I (2010-2013)	—	—	155,098	155,098	23.7%	18.9%	2.1x
Sculptor Structured Products Domestic Fund I (2010-2013)	—	3,423	99,986	99,986	22.4%	17.8%	2.0x
OZ Global Credit Master Fund I (2008-2009)	—	—	214,141	214,141	5.5%	4.2%	1.1x
Other funds	214,796	206,500	779,671	424,941	n/m	n/m	n/m
	$629,552	$293,574	$2,810,548	$2,046,389
_______________
n/m not meaningful

(1)Represents funded capital commitments net of recallable distributions to investors.
(2)Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of June 30, 2023, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.
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
(5)This fund has not yet invested a level of committed capital that would lead to presentation of meaningful IRR and MOIC information. Therefore, such information is not presented.

Institutional Credit Strategies
Institutional Credit Strategies is our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs, aircraft securitization vehicles, CBOs, structured alternative investment solutions, commingled products and other customized solutions for clients.
AUM for Institutional Credit Strategies are generally based on the amount of equity outstanding for CLOs and CBOs (during the warehouse period), the par value of the collateral assets and cash held at CLOs and CBOs (after the warehouse period), and adjusted portfolio appraisal values for the aircraft collateral within the securitization vehicles. AUM also includes the net asset value of other investment vehicles within the strategy. However, AUM are reduced for any investments in CLOs and securitization vehicles held by our other funds. Management fees for Institutional Credit Strategies generally range from 0.25% to 0.50% annually of AUM. For the second quarter of 2023, Institutional Credit Strategies had an average management fee rate of 0.43% net of rebates on cross-investments from other funds we manage.
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

	Most Recent Launch or Refinancing Year		Assets Under Management as of June 30,
		Deal Size	2023	2022

		(dollars in thousands)
Collateralized loan obligations(1)	2017	$1,658,282	$979,116	$1,024,627
	2018	5,315,728	3,752,762	4,038,908
	2019	653,250	—	—
	2020	1,868,287	1,660,780	1,673,813
	2021	8,174,069	6,961,137	6,981,035
	2022	852,334	800,989	783,981
	2023	—	100	—
		18,521,950	14,154,884	14,502,364

Aircraft securitization vehicles	2018	696,000	398,929	432,723
	2019	1,128,000	290,870	299,178
	2020	472,732	159,231	173,943
	2021	821,529	556,213	591,256
		3,118,261	1,405,243	1,497,100

Collateralized bond obligation	2021	367,050	284,923	286,141

Other funds			330,137	174,259
		$22,007,261	$16,175,187	$16,459,864
_______________
(1)AUM for collateralized loan obligations includes AUM of CLOs in their warehouse period.

AUM in Institutional Credit Strategies totaled $16.2 billion as of June 30, 2023, decreasing $284.7 million, or 2%, year-over-year. This was driven primarily by: (i) the redemption and amortization of certain of our CLOs, as a result of natural life-cycle events; and (ii) decreases driven by changes in the portfolio appraisal value for our aircraft securitization vehicles. These decreases were partially offset by (i) net inflows in certain other funds; and (ii) foreign currency translation adjustments in our European CLOs. CLO issuance for 2022 and the first half of 2023 was below our historical levels, given the current market environment as well as the public actions taken by the founder and former CEO of Och-Ziff.
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
AUM for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. AUM are reduced for unfunded commitments that will be funded through transfers from other funds. AUM for the real estate vehicle launched in December 2022 is based on net asset value. Management fees for our real estate funds, exclusive of co-investment vehicles, generally range from 0.50% to 1.50% annually of FP AUM, however, management fees for Sculptor Real Estate Credit Fund I and Sculptor Real Estate Credit Fund II are based on invested capital both during and after the investment period. For the second quarter of 2023, our real estate funds, inclusive of co-investment vehicles, had an average management fee rate of 0.93% of FP AUM.
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

	Assets Under Management as of June 30,
	2023	2022

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I (2005-2010)	$—	$—
Sculptor Real Estate Fund II (2011-2014)	19,291	20,413
Sculptor Real Estate Fund III (2014-2019)	170,716	251,089
Sculptor Real Estate Fund IV (2019-2023)	2,595,055	2,593,626
Sculptor Real Estate Credit Fund I (2015-2020)	147,297	375,001
Sculptor Real Estate Credit Fund II (2022-2025)	154,033	136,035
Co-investment and other funds	1,146,559	1,247,788
	$4,232,951	$4,623,952

	Inception to Date as of June 30, 2023
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$408,081	$386,298	$847,612	25.5%	16.1%	2.2x	$386,298	$847,612	25.5%	2.2x
Sculptor Real Estate Fund II	839,508	762,588	1,608,831	32.8%	21.7%	2.1x	762,588	1,608,831	32.8%	2.1x
Sculptor Real Estate Fund III	1,500,000	1,112,924	2,244,003	30.4%	21.1%	2.0x	1,045,110	2,188,317	31.8%	2.1x
Sculptor Real Estate Fund IV(7)	2,596,024	1,389,858	1,747,972	n/m	n/m	n/m	337,506	512,912	n/m	n/m
Sculptor Real Estate Credit Fund I	736,225	728,606	946,773	18.1%	12.7%	1.3x	578,931	760,173	18.6%	1.3x
Sculptor Real Estate Credit Fund II(7)	180,540	45,738	53,119	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Co-investment and other funds	1,363,512	1,103,187	1,460,067	n/m	n/m	n/m	196,791	353,355	n/m	n/m
	$7,623,889	$5,529,199	$8,908,377				$3,307,224	$6,271,200

	Unrealized Investments as of June 30, 2023
	Invested Capital	Total Value	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$—	$—	—
Sculptor Real Estate Fund II	—	—	—
Sculptor Real Estate Fund III	67,814	55,686	0.8x
Sculptor Real Estate Fund IV(7)	1,052,352	1,235,060	n/m
Sculptor Real Estate Credit Fund I	149,675	186,600	1.2x
Sculptor Real Estate Credit Fund II(7)	45,738	53,119	n/m
Co-investment and other funds	906,396	1,106,712	n/m
	$2,221,975	$2,637,177
_______________
n/m not meaningful
(1)An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.
(2)Invested capital represents total aggregate contributions made for investments by the fund.
(3)Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of June 30, 2023. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of June 30, 2023.
(4)Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of June 30, 2023, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.
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
(7)These funds have not yet invested a level of committed capital that would lead to presentation of meaningful IRR and MOIC information. Therefore, such information is not presented. Sculptor Real Estate Credit Fund II total commitments include $34.3 million associated with the structured alternative investment solution.
AUM in our real estate funds totaled $4.2 billion as of June 30, 2023, decreasing $391.0 million or 8% year-over-year. This was driven primarily by $677.1 million of distributions and other reductions, primarily related to: (i) distributions from Sculptor Real Estate Credit Fund I and Sculptor Real Estate Fund III as these funds are harvesting investments; and (ii) the liquidation of our SPAC, which was non-fee paying. These decreases were partially offset by net inflows of $261.9 million, primarily in a real estate investment vehicle. Our real estate funds continue to deploy capital and generate strong returns with a 30.4% annualized gross return in Sculptor Real Estate Fund III and an 18.1% annualized gross return in Sculptor Real Estate Credit Fund I.

Longer-Term AUM and Accrued But Unrecognized Incentive Income (“ABURI”)
As of June 30, 2023, approximately 73% of our AUM was subject to initial commitment periods of three years or longer, excluding AUM that had initial commitment periods of three years or longer and subsequently moved to shorter commitment periods at the end of their initial commitment period. The table below presents the amount of these AUM.

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Multi-strategy funds	$418,161	$408,171
Credit
Opportunistic credit funds	4,720,325	4,742,929
Institutional Credit Strategies	16,162,559	16,259,128
Real estate funds	4,232,950	4,562,718
	$25,533,995	$25,972,946
Longer-term AUM has increased from 26% in 2013 to 45% in 2016 to 73% as of June 30, 2023, driven by growth in opportunistic credit, Institutional Credit Strategies and real estate funds. Longer-term AUM creates stability in our platform and provides more consistency in our management fee earnings.
The table below presents the changes in the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues (ABURI) during the six months ended June 30, 2023:

	December 31, 2022	Recognized Incentive Income	Performance	June 30, 2023
	(dollars in thousands)
Multi-strategy funds	$359	$(700)	$1,180	$839
Credit
Opportunistic credit funds	37,328	(13,696)	53,247	76,879
Real estate funds	122,815	(30,176)	24,577	117,216
	$160,502	$(44,572)	$79,003	$194,933
Incentive income, if any, on our longer-term AUM is based on the cumulative investment performance generated over the respective commitment period. These amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information. As of June 30, 2023, our ABURI was $194.9 million, up $34.4 million in the first half of 2023 primarily from the positive performance in our opportunistic credit and real estate funds, partially offset by the crystallization of ABURI into incentive income. We generated $53.2 million of performance in our opportunistic credit funds, largely in the Customized Credit Focused platform and $24.6 million of performance in our real estate funds, largely in Sculptor Real Estate Fund IV, in the first half of 2023.
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
Net Gains (Losses) of Consolidated Entities. Net gains (losses) of consolidated entities primarily consist of gains (losses) on investments held by consolidated entities, changes in the fair value of the structured alternative investment solution’s assets and liabilities and related interest and other income, as well as changes in the fair value of warrant liabilities related to our consolidated SPAC that has been liquidated in second quarter of 2023.
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
Net (Loss) Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of Group A Units. Increases or decreases in net (loss) income attributable to the Group A Units are driven by the earnings of the Sculptor Operating Group. See Note 3 in our Annual Report for additional information regarding our ownership interest in the Sculptor Operating Group.
During second quarter of 2023, our consolidated SPAC was liquidated and its Class A shares were redeemed. Allocations of earnings to these shares were reflected within net income (loss) attributable to redeemable noncontrolling interests in the consolidated statements of operations. Increases or decreases in the net income (loss) attributable to SPAC investors’ interests in the SPAC were driven primarily by interest income generated on investments in U.S. Treasury bills, changes in fair value of warrant liabilities of the SPAC and various expenses related to legal costs, business development and insurance. Change in redemption value of Class A Shares of the consolidated SPAC, including the impact of the deferred underwriting fee reversal as a result of the SPAC liquidation, were reflected within change in redemption value of redeemable noncontrolling interests in the consolidated statements of operations.

Results of Operations
Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022
Net Income (Loss) Attributable to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders	$3,654	$(8,052)	$12,146	$8,830
Refer below for the discussion of the contributing factors to changes in net income (loss) attributable to Class A Shareholders from the prior year.
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Management fees	$62,442	$71,770	$126,150	$145,207
Incentive income	4,296	44,580	44,582	66,222
Other revenues	6,703	2,520	13,248	4,950
Income of consolidated entities	1,862	311	4,558	150
Total Revenues	$75,303	$119,181	$188,538	$216,529
Total revenues for the quarter-to-date period were $75.3 million, decreasing $43.9 million from prior year period, and total revenues for the first half of 2023 were $188.5 million, decreasing $28.0 million when compared to the first half of 2022. These changes were primarily due to the following:
Management Fees
Management fees decreased by $9.3 million for the quarter-to-date period and $19.1 million for the year-to-date period, driven primarily by multi-strategy funds as a result of lower average assets under management in our multi-strategy funds, as a result of net outflows as well as negative fund performance in 2022. Please see “—Managing Business Performance—Multi-Strategy Funds” for additional information regarding the performance of the Sculptor Master Fund and “—Managing Business Performance—Weighted-Average FP AUM and Average Management Fee Rates” and “—Managing Business Performance—Summary of Changes in FP AUM” above for information regarding our average management fee rates and further detail on changes in FP AUM, respectively.
Incentive Income
Incentive income decreased by $40.3 million for the quarter-to-date period and decreased by $21.6 million for the year-to-date period. This was primarily driven by:

•Opportunistic credit funds. We recognized $3.3 million of incentive in the quarter and $14.1 million year-to-date primarily from distributions in the Customized Credit Focused Platform. A $3.2 million increase for the quarter-to-date period and $5.8 million decrease for the year-to-date period was due to incentive income in our opportunistic credit funds is generally recognized at the end of a multi-year investment period, the timing of which will vary by fund and individual investor.
•Real estate funds. We recognized $29.7 million year-to-date driven by crystallizations in Sculptor Real Estate Fund III, as the fund is realizing investments during its harvest period. A $44.7 million decrease for the quarter-to-date period and $16.5 million decrease for the year-to-date period was driven by timing of realizations in our real estate funds which will vary from period to period based on exit opportunities.
Other Revenues
Other revenues increased by $4.2 million for the quarter-to-date period and increased $8.3 million for the year-to-date period primarily driven by higher interest income earned on both cash and cash equivalents, longer-term treasury bills and our risk retention investments in CLOs driven by higher interest rates.
Income of Consolidated Entities
Income of consolidated entities increased by $1.6 million for the quarter-to-date period and increased $4.4 million for the year-to-date period. Both the quarter-to-date and year-to-date increases were driven primarily by higher interest income generated on the trust assets of our consolidated SPAC invested in U.S. government obligations that were subsequently liquidated in the second quarter of 2023. The increase in interest income was due to higher interest rates.
Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Compensation and benefits	$57,484	$79,743	$126,106	$157,528
Interest expense	6,154	3,427	11,750	6,712
General, administrative and other	29,928	26,425	63,723	53,741
Expenses of consolidated entities	1,304	1,668	1,851	1,912
Total Expenses	$94,870	$111,263	$203,430	$219,893
Total expenses for the quarter-to-date period were $94.9 million, decreasing $16.4 million year-over-year, and total expenses for the year-to-date period were $203.4 million, decreasing $16.5 million year-over-year, primarily due to the following:
Compensation and Benefits
Compensation and benefits decreased by $22.3 million and $31.4 million for the quarter-to-date and year-to-date periods, respectively, primarily driven by:
•$16.5 million and $15.7 million decreases in bonus expense for the quarter-to-date and year-to-date periods, respectively, primarily as a result of lower carried interest profit sharing expense linked to incentive income generated by Sculptor Real Estate Fund III.
•Equity-based compensation expenses decreased by $6.6 million and $17.6 million for the quarter-to-date and year-to-date periods, respectively, primarily due to the following:
◦A $6.3 million decrease for the quarter-to-date period and a $14.6 million decrease for the year-to-date period, primarily related to amortizations of RSUs and RSAs due to fewer units outstanding, and lower weighted-average grant date fair value year-over-year for the RSUs.

◦A $2.6 million decrease for the year-to-date period related to Group E Units, as fewer units remain unvested.
Interest Expense
$2.7 million and $5.0 million increases in interest expense for the quarter-to-date and year-to date periods, respectively, primarily due to higher interest rates.
General, Administrative and Other Expenses
$3.5 million and $10.0 million increases in general, administrative and other expenses for the quarter-to-date and year-to-date periods, respectively, primarily due to an increase in professional services expenses, largely as a result of elevated legal costs for the activities of the Special Committee of our Board of Directors.
Other Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Changes in fair value of warrant liabilities	$(434)	$18,740	$(260)	$43,076
Changes in tax receivable agreement liability	(584)	227	(527)	220
Net gains (losses) on investments	5,208	(30,838)	10,136	(36,182)
Net gains (losses) of consolidated entities	1,866	(6,434)	9,743	(2,294)
Total Other Income (Loss)	$6,056	$(18,305)	$19,092	$4,820
Total other income for the quarter-to-date period was $6.1 million, increasing from a loss of $18.3 million by $24.4 million year-over-year. Total other income for the year-to-date period was $19.1 million, increasing $14.3 million year-over-year, which resulted from the following:
•Changes in fair value of warrant liabilities. These represent the change in the fair value of warrants to purchase our Class A Shares that were issued in connection with the 2020 Credit Agreement. The primary driver of the changes in fair value for both 2023 and 2022 was the change in our Class A Share price and the warrants strike price during each of the respective periods. See Note 4 to our consolidated financial statements included in this report for additional details on warrants valuation inputs.
•Changes in tax receivable agreement liability. These are a result of changes in projected future tax rates impacting the anticipated liability under the tax receivable agreement.
•Net gains (losses) on investments. Investment income increased by $36.0 million and $46.3 million for the quarter-to-date and year-to-date periods, respectively. This was primarily due to gains on our risk retention investments in our CLOs and equity method investments in our multi-strategy funds, compared to the prior year period in which these investments generated losses.
•Net gains (losses) of consolidated entities. Income of consolidated entities increased by $8.3 million and $12.0 million for the quarter-to-date and year-to-date periods, respectively, primarily due to gains on investments in funds of our consolidated structured alternative investment solution.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Income taxes	$(1,190)	$(7,914)	$11,557	$(947)
Income tax expense for the quarter-to-date period increased by $6.7 million, and increased by $12.5 million for the year-to-date period, primarily due to lower taxable losses during the period.
Net (Loss) Income Attributable to Noncontrolling Interests
The following table presents the components of the net (loss) income attributable to noncontrolling interests and net income attributable to redeemable noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Group A Units	$(11,109)	$4,881	$(18,109)	$(7,782)
Other	1,287	698	2,082	1,355
Noncontrolling Interests	$(9,822)	$5,579	$(16,027)	$(6,427)

Redeemable noncontrolling interests	$1,851	$697	$3,350	$3,765
Net loss attributable to noncontrolling interests for the quarter-to-date period was $9.8 million, decreasing from a gain of $5.6 million by $15.4 million compared to the prior year period. Net loss attributable to noncontrolling interests was $16.0 million for the year-to-date period, increasing by $9.6 million compared to the prior year period. The increase in loss was driven by higher losses generated by Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP in the second quarter of 2023 as compared to the second quarter of 2022. There was no income allocated to the noncontrolling interests from Sculptor Capital LP in those periods. During the Distribution Holiday, net income earned by any Sculptor Operating Partnership is allocated 100% to Sculptor Capital Management, Inc., while losses are allocated on a pro rata basis among the Group A Units (noncontrolling interests) and Sculptor Capital Management, Inc. as described in Note 3 to the financial statements included in this report.
Net income attributable to redeemable noncontrolling interests relates to the SPAC that was liquidated during the second quarter of 2023. The $1.2 million increase was primarily due to a gain related to change in fair value of the SPAC’s warrant liabilities as they expired worthless in the second quarter of 2023 and higher interest income earned on the SPAC’s trust assets before they were liquidated.
Change in Redemption Value of Redeemable Noncontrolling Interests
The following table presents the change in redemption value of redeemable noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Change in redemption value of redeemable noncontrolling interests	$8,004	$697	$6,826	$3,765
The change in redemption value of redeemable noncontrolling interest for the quarter-to-date and year-to-date periods was a gain of $8.0 million, increasing by $7.3 million, and a gain of $6.8 million increasing by $3.1 million. These amounts represented the accretion to redemption value of the SPAC’s Class A Shares driven by the fluctuations in the SPAC’s earnings allocated to the SPAC’s Class A shareholders and a reversal of deferred underwriting fee originally allocated to the SPAC issued

Class A Shares due to SPAC liquidation.
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
•Net income (loss) attributable to redeemable noncontrolling interests, which relates to our consolidated SPAC that was liquidated during the second quarter of 2023, is also eliminated as management does not consider this to be reflective of operating performance.
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
Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022
Economic Income (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Economic Income	$3,174	$32,565	$21,732	$61,766
Refer below for the discussion of the contributing factors to changes in Economic Income from the prior year.
Economic Income Revenues (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Economic Income Basis
Management fees	$58,374	$66,313	$118,029	$134,070
Incentive income	4,296	44,580	44,630	66,149
Other revenues	5,677	1,604	11,281	3,044
Total Economic Income Revenues	$68,347	$112,497	$173,940	$203,263
Economic Income revenues for the quarter-to-date period were $68.3 million, decreasing $44.2 million, and Economic Income revenues for the year-to-date period were $173.9 million, decreasing $29.3 million from the prior year period. These decreases were primarily due to the following:

Management Fees
Management fees decreased by $7.9 million for the quarter-to-date period and $16.0 million for the year-to-date period, driven primarily by multi-strategy funds as a result of lower average assets under management in our multi-strategy funds, as a result of net outflows as well as negative fund performance in 2022. Please see “—Managing Business Performance—Multi-Strategy Funds” for additional information regarding the performance of the Sculptor Master Fund and “—Managing Business Performance—Weighted-Average FP AUM and Average Management Fee Rates” and “—Managing Business Performance—Summary of Changes in FP AUM” above for information regarding our average management fee rates and further detail on changes in FP AUM, respectively.
Incentive Income
Incentive income decreased by $40.3 million for the quarter-to-date period and $21.5 million for the year-to-date period, primarily due to the following:
•Opportunistic credit funds. We recognized $3.3 million of incentive in the quarter and $14.1 million year-to-date primarily from distributions in the Customized Credit Focused Platform. A $3.2 million increase for the quarter-to-date period and $5.7 million decrease for the year-to-date period was due to incentive income in our opportunistic credit funds is generally recognized at the end of a multi-year investment period, the timing of which will vary by fund and individual investor.
•Real estate funds. We did not recognize a material amount of incentive in the quarter and recognized $29.7 million year-to-date driven by crystallizations in Sculptor Real Estate Fund III, as the fund is realizing investments during its harvest period. A $44.7 million decrease for the quarter-to-date period and $16.5 million decrease for the year-to-date period was driven by timing of realizations in our real estate funds which will vary from period to period based on exit opportunities.
Other Revenues
Other revenues increased by $4.1 million for the quarter-to-date period and increased $8.2 million for the year-to-date period primarily as a result of higher interest income on both cash and cash equivalents, longer-term treasury bills and our risk retention investments in CLOs driven by higher interest rates.
Economic Income Expenses (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$35,338	$58,011	$89,160	$97,208
Interest expense	5,898	3,173	11,247	6,212
General, administrative and other expenses	23,936	18,658	51,800	37,985
Total Economic Income Expenses	$65,172	$79,842	$152,207	$141,405

Economic Income expenses for the quarter-to-date period were $65.2 million, decreasing $14.7 million year-over-year, and for the year-to-date period were $152.2 million, increasing $10.8 million year-over-year, primarily due to the following:
Compensation and Benefits
Compensation and benefits decreased by $22.7 million and $8.0 million for the quarter-to-date and year-to-date periods, primarily driven by $23.4 million and $9.8 million decreases in bonus expense, respectively. This was primarily due to lower real estate profit sharing expense linked to incentive income generated by Sculptor Real Estate Fund III.
Interest Expense
$2.7 million and $5.0 million increases in interest expense for the quarter-to-date and year-to date periods, respectively, primarily due to higher interest rates.
General, Administrative and Other Expenses
$5.3 million and $13.8 million increases in general, administrative and other expenses for the quarter-to-date and year-to-date periods, respectively, primarily due to an increase in professional services expenses, largely as a result of elevated legal costs for the activities of the Special Committee of our Board of Directors.
Liquidity and Capital Resources
Overview
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned from our funds.
We ended the quarter with $159.7 million of unrestricted cash and cash equivalents, and $30.0 million of management fees and incentive income receivable the majority of which will be collected in the third quarter of 2023 and $59.0 million of investments in U.S. government obligations that we can liquidate as needed. We also have access to an additional $25.0 million through our undrawn 2020 Revolving Credit Facility.
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
To maintain maximum flexibility to meet demands and opportunities both in the short and long term, and subject to existing contractual arrangements, including the terms of the Merger Agreement with Rithm, we may want to use cash on hand, issue additional equity or borrow additional funds to:
•Support the future growth in our business.
•Create new or enhance existing products and investment platforms.
•Repay amounts due under our debt obligations and repurchase agreements.
•Repay amounts due under the tax receivable agreement.

•Pursue new investment opportunities.
•Develop new distribution channels.
On July 23, 2023, we entered into the Merger Agreement with Rithm. The Merger Agreement contains limitations on actions that we may take between signing and closing without the consent of Rithm, including the declaration or payment of dividends, the repurchase of shares of our capital stock and entry into new lines of business. See Note 17 to the unaudited consolidated financial statements for more information regarding the Merger Agreement.
Share Repurchase Program
In February 2022, the Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. As of June 30, 2023, we repurchased 3,022,380 Class A Shares at the average price of $10.75 per share. No shares were repurchased in the three months ended June 30, 2023. The repurchase program has no expiration date. On July 23, 2023, we entered into the Merger Agreement with entities affiliated with Rithm. We do not intend to repurchase any shares while the Merger Agreement remains in effect. See Note 17 to the unaudited consolidated financial statements for more information regarding the Merger Agreement.
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
•Make tax distributions required to be made pursuant to the Sculptor Operating Partnership agreements and distributions necessary to allow us to make payments as required pursuant to the tax receivable agreement.
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
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”). As of June 30, 2023, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Sculptor Operating Group assets, we expected to pay our executive managing directors and the Ziffs approximately $173.4 million. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. See Note 16 to our consolidated financial statements for additional details.
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
Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2023 and 2022. Dividends are generally declared and paid in the quarter following the quarter to which they relate. For example, the dividend paid on May 23, 2023, was in respect of earnings for the first quarter of 2023. We paid no related cash distributions to our executive managing directors on their Sculptor Operating Group Units in the respective periods as a result of the Distribution Holiday.

	Class A Shares
Payment Date	Record Date	Dividend per Share
May 23, 2023	May 16, 2023	$0.06
March 21, 2023	March 14, 2023	$0.20
November 28, 2022	November 21, 2022	$0.01
August 22, 2022	August 15, 2022	$0.13
May 25, 2022	May 18, 2022	$0.11
As discussed in Note 3 in our Annual Report, in connection with the Recapitalization, we and our executive managing directors agreed to a “Distribution Holiday” on the Group A Units, Group E Units, Group P Units, PSUs and certain RSUs and RSAs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income is realized and (y) April 1, 2026. During the Distribution Holiday, dividends may continue to be paid on our Class A Shares. As of June 30, 2023, we have generated a total of $548.5 million of Distribution Holiday Economic Income, compared to the target of $600.0 million.
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

On July 23, 2023, we entered into the Merger Agreement with entities affiliated with Rithm. Pursuant to the Merger Agreement, we will not pay dividends with respect to periods ending June 30, 2023 or thereafter, while the Merger Agreement remains in effect. ”See Note 17 to the unaudited consolidated financial statements for more information regarding the Merger Agreement.
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
On March 5, 2021, the UK Financial Conduct Authority announced that it would phase out LIBOR as a benchmark immediately after December 31, 2021, for sterling, euro, Japanese yen, Swiss franc and 1-week and 2-month U.S. Dollar settings and immediately after June 30, 2023, for the remaining U.S. Dollar settings. Since the initial announcement, we have taken the necessary steps to prepare for and mitigate the impacts of this transition, and will continue to monitor any regulatory changes in the interest rate benchmark landscape. For the face value of instruments impacted by the LIBOR transition that we hold on our books see Note 7 to our consolidated financial statements included in this report. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—The replacement of LIBOR with an alternative reference rate, may adversely affect our collateralized loan obligation transactions” in our Annual Report for additional information.
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
Liquidity of Consolidated SPAC
During second quarter of 2023, our consolidated SPAC was liquidated and its investments that were held in a trust account were liquidated to redeem the SPAC Class A shareholders.
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the six months ended June 30, 2023 and 2022 was $(78.6) million and $(335.7) million, respectively. Excluding the activity of our consolidated entities, our net cash from operating activities was $(67.1) million and $(21.6) million for the six months ended June 30, 2023 and 2022, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments and bank deposits, less cash used for operating expenses, including interest paid on our debt obligations. Also contributing to cash from operating activities for the six months ended June 30, 2022 were the investing activities of the structured alternative investment solution we consolidate.
Investing Activities. Net cash from investing activities for the six months ended June 30, 2023 and 2022 was $235.4 million, and $177.7 million, respectively. Excluding the activity of our consolidated entities, our net cash from investing activities was $(6.8) million and $177.7 million for six months ended June 30, 2023 and 2022, respectively. Investing cash inflows in 2023 was primarily driven by the sale of the U.S. government obligations by our consolidated SPAC that was liquidated during the second quarter of 2023. Investing cash inflows in 2022 primarily related to maturities and sales of U.S. government obligations and return of investments in our funds, partially offset by investments made in our funds and purchases of U.S. government obligations.
Financing Activities. Net cash from financing activities for the six months ended June 30, 2023 and 2022 was $(256.3) million, and $208.3 million, respectively. Excluding the activity of our consolidated entities, our net cash from financing activities was $(14.1) million and $(7.4) million for the six months ended June 30, 2023 and 2022, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations and those of our consolidated entities, repurchases of treasury shares, and proceeds from repurchase agreements used to finance risk retention investments in our CLOs. During the second quarter of 2023, our consolidated SPAC was liquidated, and as a result, it redeemed its Class A Shares. Additionally, our consolidated structured alternative investment solution issued $215.7 million of notes payable in 2022. These financing-related cash flows are of the consolidated entities and do not directly impact the cash flows related to our Class A Shareholders.

In the six months ended June 30, 2023, we did not enter into any new material financing arrangements. In the six months ended June 30, 2022, we entered into a $20.4 million repurchase agreement to finance a risk retention investment in our European CLOs. In the six months ended June 30, 2023, we did not repurchase any Class A shares, compared to $19.5 million of repurchases of Class A shares in the six months ended June 30, 2022, as a part of our share repurchase program.
We paid dividends of $6.5 million and $2.8 million to our Class A Shareholders in the six months ended June 30, 2023, and six months ended June 30, 2022, respectively. No distributions were made to our executive managing directors in the six months ended June 30, 2023 or June 30, 2022, as a result of the Distribution Holiday.
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
As of June 30, 2023, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 25% within Level I; approximately 48% within Level II; and approximately 27% within Level III. As of December 31, 2022, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 31% within Level I; approximately 44% within Level II; and approximately 25% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
Sculptor Corp generated taxable income of $25.5 million for the six months ended June 30, 2023, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $787.1 million over the remaining one-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available for expiring losses, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize the deferred income tax assets.
To generate $787.1 million in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated AUM of $34.2 billion as of July 1, 2023, we would need to generate a minimum compound annual growth rate in AUM of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimates, are based on our near-term operating budget. If our actual growth rate in AUM falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of June 30, 2023, we had $243.0 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $255.1 million of net operating losses available to be carried forward without expiration. Additionally, $220.0 million of net operating losses are available to offset future taxable income for state income tax purposes and $216.2 million for local income tax purposes that will expire between 2035 and 2043.
Based on the analysis set forth above, as of June 30, 2023, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $4.7 million has been established for these items.
Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
No changes to GAAP that went into effect during the six months ended June 30, 2023, are expected to substantively impact our future trends.
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

Economic Income Reconciliations
The tables below present the reconciliations of total Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A:

	Three Months Ended June 30,
	2023	2022

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$3,654	$(8,052)
Change in redemption value of redeemable noncontrolling interests	(8,004)	(697)
Net Loss Allocated to Sculptor Capital Management, Inc.—GAAP	(4,350)	(8,749)
Equity-based compensation, net of RSUs settled in cash	14,301	20,804
Deferred cash compensation	6,707	7,730
Incentive income profit sharing	1,138	(6,802)
2020 Term Loan and Debt Securities non-cash interest expense accretion	256	254
Depreciation, amortization and net gains and losses on fixed assets	1,035	1,304
Changes in fair value of warrant liabilities	434	(18,740)
Changes in tax receivable agreement liability	584	(227)
Net (gains) losses on investments	(5,208)	30,838
Other adjustments	(138)	—
Income taxes	(1,190)	(7,914)
Net (loss) income allocated to noncontrolling interests	(9,822)	5,579
Net income attributable to redeemable noncontrolling interests	1,851	697
Consolidated entities related items:
Income of consolidated entities	(1,862)	(311)
Expenses of consolidated entities	1,304	1,668
Net (gains) losses of consolidated entities	(1,866)	6,434
Economic Income—Non-GAAP	$3,174	$32,565

	Six Months Ended June 30,
	2023	2022

	(dollars in thousands)
Net Income Attributable to Class A Shareholders—GAAP	$12,146	$8,830
Change in redemption value of redeemable noncontrolling interests	(6,826)	(3,765)
Net Income Allocated to Sculptor Capital Management, Inc.—GAAP	5,320	5,065
Equity-based compensation, net of RSUs settled in cash	27,476	43,541
Deferred cash compensation	13,286	16,310
Incentive income profit sharing	(3,816)	469
2020 Term Loan non-cash discount accretion	503	500
Depreciation, amortization and net gains and losses on fixed assets	2,078	2,698
Changes in fair value of warrant liabilities	260	(43,076)
Changes in tax receivable agreement liability	527	(220)
Net (gains) losses on investments	(10,136)	36,182
Other adjustments	(196)	(150)
Income taxes	11,557	(947)
Net loss allocated to noncontrolling interests	(16,027)	(6,427)
Net income attributable to redeemable noncontrolling interests	3,350	3,765
Consolidated entities related items:
Income of consolidated entities	(4,558)	(150)
Expenses of consolidated entities	1,851	1,912
Net (gains) losses of consolidated entities	(9,743)	2,294
Economic Income—Non-GAAP	$21,732	$61,766
Economic Income Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Management fees—GAAP	$62,442	$71,770	$126,150	$145,207
Adjustment to management fees(1)(2)	(4,068)	(5,457)	(8,121)	(11,137)
Management Fees—Economic Income Basis—Non-GAAP	58,374	66,313	118,029	134,070

Incentive income—GAAP	4,296	44,580	44,582	66,222
Adjustment to incentive income(2)	—	—	48	(73)
Incentive Income—Economic Income Basis— Non-GAAP	4,296	44,580	44,630	66,149

Other revenues—GAAP	6,703	2,520	13,248	4,950
Adjustment to other revenues(3)	(1,026)	(916)	(1,967)	(1,906)
Other Revenues—Economic Income Basis—Non-GAAP	5,677	1,604	11,281	3,044
Total Revenues—Economic Income Basis—Non-GAAP	$68,347	$112,497	$173,940	$203,263
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
(3)Adjustment to offset rent expense by subrental income as management evaluates rent expense on a net basis.

Economic Income Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)

Compensation and benefits—GAAP	$57,484	$79,743	$126,106	$157,528
Adjustment to compensation and benefits(1)	(22,146)	(21,732)	(36,946)	(60,320)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$35,338	$58,011	$89,160	$97,208

Interest expense—GAAP	$6,154	$3,427	$11,750	$6,712
Adjustment to interest expense(2)	(256)	(254)	(503)	(500)
Interest Expense—Economic Income Basis—Non-GAAP	$5,898	$3,173	$11,247	$6,212

General, administrative and other expenses—GAAP	$29,928	$26,425	$63,723	$53,741
Adjustment to general, administrative and other expenses(3)	(5,992)	(7,767)	(11,923)	(15,756)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$23,936	$18,658	$51,800	$37,985
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

Distribution Holiday Economic Income Reconciliation
The table below presents the reconciliation of Distribution Holiday Economic Income to net income (loss) attributable to Class A Shareholders from October 1, 2018, to June 30, 2023.

From October 1, 2018 to June 30, 2023
(dollars in thousands)
Net income attributable to Class A shareholders	$212,652
Change in redemption value of redeemable noncontrolling interests and Preferred Units	(22,516)
Net Income Allocated to Sculptor Capital Management, Inc.—GAAP	190,136
Equity-based compensation, net of RSUs settled in cash	358,541
Deferred cash compensation	(6,277)
Incentive income profit sharing	(12,441)
2020 Term Loan and Debt Securities non-cash discount accretion	21,508
Depreciation, amortization and net gains and losses on fixed assets	34,180
Changes in fair value of warrant liabilities	(5,856)
Changes in tax receivable agreement liability	16,591
Net losses on retirement of debt	41,584
Net gains on investments	(670)
Impairment of right-of-use asset	11,240
Other adjustments	3,633
Income taxes	140,550
Net loss allocated to noncontrolling interests	(101,351)
Net income attributable to redeemable noncontrolling interests	17,962
Less: Dividends paid on 2019 Preferred Units	(6,952)
Less: Dividends to Class A Shareholders declared with respect to such periods	(128,117)
Consolidated entities related items:
Income of consolidated entities	(23,649)
Expenses of consolidated entities	8,430
Net gains of consolidated entities	(10,493)
Distribution Holiday Economic Income—Non-GAAP	$548,549
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
The amount of our AUM in our multi-strategy and opportunistic credit funds is generally based on net asset value (plus unfunded commitments in certain cases). A 10% change in the fair value of the net assets held by our funds as of June 30, 2023 and December 31, 2022, would have resulted in changes of approximately $1.4 billion and $1.5 billion, respectively, in AUM. AUM for our real estate funds and securitization vehicles is generally not based on net asset value.
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
A hypothetical 10% decline in the fair value of the net assets held by our funds would have resulted in a reduction of management fees by approximately $8.4 million in the six months ended June 30, 2023 and $10.3 million in the six months ended June 30, 2022.
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
We estimate that as of June 30, 2023 and 2022, a hypothetical 10% weakening or strengthening of the U.S. dollar against all foreign currency rates would not have a material direct impact on our revenues, net income attributable to Class A Shareholders or Economic Income. The impact on cash flows from financial instruments would be insignificant.
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movement in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The funds may seek to hedge resulting currency exposure through borrowings in foreign currencies or through the use of derivative financial instruments.
Interest Rate Risk
Borrowings under the 2020 Term Loan and our investments in CLOs accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. We estimate that as of June 30, 2023 and 2022, a hypothetical one percentage increase or decrease in variable interest rates would not have a material direct impact on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income.
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
As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the second quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 24, 2022, a complaint under Section 220 of Delaware’s general corporation law, which allows shareholders to inspect corporate books and records, was filed by Daniel S. Och, the founder and former Chief Executive Officer (the “Founder”) of Och-Ziff Capital Management LLC and its consolidated subsidiaries (“Och-Ziff”) and four former Och-Ziff executive managing directors. On November 18, 2022, the parties announced a settlement of the matter whereby the Founder and the former executive managing directors dismissed the Section 220 complaint with prejudice and in return, among other things, the Company agreed to produce certain additional books and records as well as to issue a press release announcing the formation of a special committee of the Board.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 other than the following:
The announcement and pendency of the transactions contemplated by the Merger Agreement may adversely affect our business, financial condition and results of operations.
Uncertainty about the effect of the transactions contemplated by the Merger Agreement on our employees, clients and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the proposed transaction is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed transaction:
•the impairment of our ability to attract and retain employees as well as clients;
•the diversion of significant management time and resources towards the completion of the proposed transaction;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because the transaction agreement requires us to conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed transaction;
•litigation relating to the proposed transaction and the costs related thereto; and
•the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed transaction.
Failure to consummate the proposed transaction within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.
While we believe the closing conditions will be satisfied, there can be no assurance. The consummation of the proposed Mergers is subject to the satisfaction or waiver of specified closing conditions, including (i) approval of the transactions by the requisite vote of our stockholders and approval of the transactions by the affirmative vote of the holders representing at least a majority of the aggregate voting power of the outstanding shares of Class A Common Stock owned by the Non-Unitholder Stockholders (as defined in the Merger Agreement) and that are entitled to vote thereon, (ii) approval of the mergers of each of the Sculptor Operating Partnerships by the general partner of each of the Sculptor Operating Partnerships, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the approval of the Financial Conduct Authority in the United Kingdom and the approval of the Securities and Futures Commission in Hong Kong, (iv) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) on the Company, (v) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (vi) each party’s compliance with its covenants and agreements contained in the Merger Agreement in all material respects and (vii) the receipt of consent of investment funds or other vehicles managed by us and our subsidiaries representing at least 85% of such parties’ run rate revenue to the “assignment” (as defined in the Investment Advisers Act of 1940) of their client contracts. There can be no assurance that these or the other conditions to closing will be satisfied in a timely manner or at all.
The Merger Agreement also provides that the Merger Agreement may be terminated by us or Rithm under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay Rithm a termination fee of approximately $16.6 million. If we are required to make this payment, doing so could materially adversely affect our business, financial condition and results of operations.
Our clients may have an adverse reaction should a transaction, having been announced, not close. Further, any disruptions to our business resulting from the announcement and pendency of the proposed Mergers, including any adverse changes in our relationships with our clients or employees, could continue or accelerate in the event of an unconsummated transaction. In addition, if the proposed Mergers are not completed, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed Mergers will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Mergers, for which we will have received little or no benefit if the proposed Mergers are not completed. Many of these fees and costs will be payable by us even if the proposed Mergers are not completed and may relate to activities that we would not have undertaken other than to complete the proposed Mergers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Say-on-Pay Vote Frequency

The Company held its annual meeting of shareholders on June 22, 2023 (the “Annual Meeting”). At the Annual Meeting, the Company’s shareholders voted, as recommended by the Board of Directors of the Company, on an advisory basis, that the frequency of the shareholder vote to approve the compensation of the named executive officers should be held every year. In light of the recommendation and the result of the non-binding advisory vote, the Company currently intends to hold an advisory vote on the compensation of its named executive officers every year.

Board of Directors Reclassification

The certificate of incorporation and by-laws of Sculptor Capital Management, Inc. provide that its directors shall be divided into three classes, designated as Class I, Class II and Class III, and that each class shall consist, as nearly as may be possible, of one-third of the total number of directors constituting the entire board. In light of the number of directors currently serving on the Company’s board, on August 4, 2023 the Company acted to reclassify Charmel Maynard from a Class II director to a Class III director such that each class shall consist of two members. This reclassification was achieved through the resignation, on August 3, 2023, of Mr. Maynard as a Class II director followed by the election, on August 4, 2023 of Mr. Maynard as a Class III director, which election was preceded by a recommendation from the Nominating, Corporate Governance and Conflicts Committee. Mr. Maynard will continue to serve on the Audit Committee, the Nominating, Corporate Governance and Conflicts Committee and the Committee on Corporate Responsibility and Compliance.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the three months ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2023

SCULPTOR CAPITAL MANAGEMENT, INC.

By:	/s/ Dava Ritchea
Dava Ritchea
Chief Financial Officer and Executive Managing Director