Form 10-Q
period 2023-09-30
Sculptor Capital Management, Inc.
filed 2023-11-08
CIK 1403256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2023, there were 29,352,181 Class A Shares, 4,650,661 Restricted Class A Shares and 33,017,247 Class B Shares outstanding.

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

Exchange Act	Securities Exchange Act of 1934, as amended.

executive managing directors	The current executive managing directors of the Company, and, except where the context requires otherwise, also includes certain executive managing directors who are no longer active in our business.

Fee Paying Assets Under Management	Fee Paying Assets Under Management (“FP AUM”) refers to the AUM on which we earn management fees and/or incentive income.

funds	The multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds, and other alternative investment vehicles for which we provide asset management services, as well as the SPAC we sponsored, which was liquidated in the second quarter of 2023.

GAAP	U.S. generally accepted accounting principles.

Group A Units	Refers collectively to one Class A operating group unit in each of the Sculptor Operating Partnerships. Group A Units are limited partner interests held by our executive managing directors.

Group A-1 Units	Refers collectively to one Class A-1 operating group unit in each of the Sculptor Operating Partnerships. Group A-1 Units are limited partner interests held by our executive managing directors.

Group B Units	Refers collectively to one Class B operating group unit in each of the Sculptor Operating Partnerships. Group B Units are limited partner interests held by Sculptor Corp.

Group E Units	Refers collectively to one Class E operating group unit in each of the Sculptor Operating Partnerships. Group E Units are limited partner interests held by our executive managing directors.

Group P Units	Refers collectively to one Group P operating group unit in each of the Sculptor Operating Partnerships. Group P Units are limited partner interests held by our executive managing directors.

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

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Assets
Cash and cash equivalents	$159,446	$258,863
Restricted cash	8,297	7,895
Investments (includes assets measured at fair value of $296,951 and $231,929 including assets sold under agreements to repurchase of $173,156 and $157,107 as of September 30, 2023 and December 31, 2022, respectively)	383,984	299,059
Income and fees receivable	26,569	56,360
Due from related parties	26,706	32,846
Deferred income tax assets	252,911	257,939
Operating lease assets	68,726	75,861
Other assets, net	75,424	106,442
Assets of consolidated entities:
Cash and cash equivalents	413	3
Restricted cash and cash equivalents	9,800	9,805
Investments of consolidated entities	322,516	544,554
Other assets of consolidated entities	11,266	2,579
Total Assets	$1,346,058	$1,652,206
Liabilities and Shareholders’ Equity
Liabilities
Compensation payable	$74,012	$127,209
Unearned income and fees	40,510	53,869
Tax receivable agreement liability	173,124	190,245
Operating lease liabilities	83,168	92,045
Debt obligations	115,486	124,176
Warrant liabilities, at fair value	34,140	24,163
Securities sold under agreements to repurchase	177,503	166,632
Other liabilities	43,178	43,049
Liabilities of consolidated entities:
Notes payable, at fair value	220,702	196,106
Warrant liabilities, at fair value	—	596
Other liabilities of consolidated entities	5,070	9,669
Total Liabilities	966,893	1,027,759
Commitments and Contingencies (Note 16)
Redeemable Noncontrolling Interests of Consolidated Entities (Note 3)	—	237,864
Shareholders’ Equity
Class A Shares, par value $0.01 per share, 100,000,000 shares authorized; 28,033,472 and 26,729,608 shares issued and 25,011,092 and 23,707,228 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	250	238
Class B Shares, par value $0.01 per share, 75,000,000 shares authorized; 33,017,247 and 33,569,188 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	330	336
Treasury stock, at cost; 3,022,380 as of September 30, 2023 and December 31, 2022	(32,495)	(32,495)
Additional paid-in capital	294,665	255,293
Accumulated deficit	(309,569)	(276,149)
Accumulated other comprehensive loss	(546)	(119)
Shareholders’ deficit attributable to Class A Shareholders	(47,365)	(52,896)
Shareholders’ equity attributable to noncontrolling interests	426,530	439,479
Total Shareholders’ Equity	379,165	386,583
Total Liabilities and Shareholders’ Equity	$1,346,058	$1,652,206
    See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Revenues
Management fees	$60,194	$66,236	$186,344	$211,443
Incentive income	17,801	7,566	62,383	73,788
Other revenues	7,683	3,576	20,931	8,526
(Loss) income of consolidated entities	(23)	1,453	4,535	1,603
Total Revenues	85,655	78,831	274,193	295,360

Expenses
Compensation and benefits	62,081	67,130	188,187	224,658
Interest expense	6,712	3,876	18,462	10,588
General, administrative and other	42,088	28,290	105,811	82,031
Expenses of consolidated entities	229	1,031	2,080	2,943
Total Expenses	111,110	100,327	314,540	320,220

Other (Loss) Income
Changes in fair value of warrant liabilities	(9,717)	(2,386)	(9,977)	40,690
Changes in tax receivable agreement liability	225	(14)	(302)	206
Net gains (losses) on investments	7,051	(2,989)	17,187	(39,171)
Net (losses) gains of consolidated entities	(9,440)	(3,498)	303	(5,792)
Other	(1,406)	—	(1,406)	—
Total Other (Loss) Income	(13,287)	(8,887)	5,805	(4,067)

Loss Before Income Taxes	(38,742)	(30,383)	(34,542)	(28,927)
Income taxes	(280)	227	11,277	(720)
Consolidated Net Loss	(38,462)	(30,610)	(45,819)	(28,207)
Less: Net loss attributable to noncontrolling interests	7,349	9,410	23,376	15,837
Less: Net income attributable to redeemable noncontrolling interests	—	(1,492)	(3,350)	(5,257)
Net Loss Attributable to Sculptor Capital Management, Inc.	(31,113)	(22,692)	(25,793)	(17,627)
Change in redemption value of redeemable noncontrolling interests	—	174	6,826	3,939
Net Loss Attributable to Class A Shareholders	$(31,113)	$(22,518)	$(18,967)	$(13,688)

Loss per Class A Share
Loss per Class A Share - basic	$(1.23)	$(0.91)	$(0.75)	$(0.53)
Loss per Class A Share - diluted	$(1.23)	$(0.91)	$(1.00)	$(1.79)
Weighted-average Class A Shares outstanding - basic	25,204,848	24,772,098	25,186,162	25,620,996
Weighted-average Class A Shares outstanding - diluted	25,204,848	24,772,098	40,212,156	26,818,176

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Consolidated net loss	$(38,462)	$(30,610)	$(45,819)	$(28,207)
Other Comprehensive Loss, Net of Tax
Other comprehensive loss - currency translation adjustment	(1,266)	(1,430)	(427)	(3,406)
Comprehensive Loss	(39,728)	(32,040)	(46,246)	(31,613)
Less: Comprehensive loss attributable to noncontrolling interests	7,349	9,410	23,376	15,837
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	(1,492)	(3,350)	(5,257)
Comprehensive Loss Attributable to Sculptor Capital Management, Inc.	$(32,379)	$(24,122)	$(26,220)	$(21,033)

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED

	Sculptor Capital Management, Inc. Shareholders
	Class A Shares	Class B Shares	Treasury Stock Shares	Class A Shares Par Value	Class B Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
	(dollars in thousands, except share data)
Balance at July 1, 2023	24,971,561	33,017,247	3,022,380	$250	$330	$283,057	$(278,365)	$720	$(32,495)	$(26,503)	$428,575	$402,072
Equity-based compensation, net of taxes	39,531	—	—	—	—	11,517	—	—	—	11,517	1,451	12,968
Dividend equivalents on Class A restricted share units	—	—	—	—	—	91	(91)	—	—	—	—	—
Consolidated net loss, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(31,113)	—	—	(31,113)	(7,349)	(38,462)
Currency translation adjustment	—	—	—	—	—	—	—	(1,266)	—	(1,266)	—	(1,266)
Capital contributions	—	—	—	—	—	—	—	—	—	—	4,649	4,649
Capital distributions	—	—	—	—	—	—	—	—	—	—	(796)	(796)
Balance at September 30, 2023	25,011,092	33,017,247	3,022,380	$250	$330	$294,665	$(309,569)	$(546)	$(32,495)	$(47,365)	$426,530	$379,165

Balance at July 1, 2022	24,885,028	33,633,474	1,641,589	$249	$336	$219,705	$(251,059)	$(1,925)	$(19,492)	$(52,186)	$448,085	$395,899
Equity-based compensation, net of taxes	85,755	(64,286)	—	—	—	17,742	—	—	—	17,742	2,146	19,888
Repurchase of Class A Shares	(936,016)	—	936,016	(9)	—	—	—	—	(8,740)	(8,749)	—	(8,749)
Dividend equivalents on Class A restricted share units	—	—	—	—	—	319	(319)	—	—	—	—	—
Change in redemption value of SPAC Class A Shares	—	—	—	—	—	174	—	—	—	174	—	174
Cash dividends declared on Class A Shares ($0.13 per share)	—	—	—	—	—	—	(3,222)	—	—	(3,222)	—	(3,222)
Consolidated net loss, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(22,692)	—	—	(22,692)	(9,410)	(32,102)
Currency translation adjustment	—	—	—	—	—	—	—	(1,430)	—	(1,430)	—	(1,430)
Capital contributions	—	—	—	—	—	—	—	—	—	—	5,490	5,490
Capital distributions	—	—	—	—	—	—	—	—	—	—	(1,751)	(1,751)
Balance at September 30, 2022	24,034,767	33,569,188	2,577,605	$240	$336	$237,940	$(277,292)	$(3,355)	$(28,232)	$(70,363)	$444,560	$374,197

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — (continued)

	Sculptor Capital Management, Inc. Shareholders
	Class A Shares	Class B Shares	Treasury Stock Shares	Class A Shares Par Value	Class B Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
	(dollars in thousands, except share data)
Balance at January 1, 2023	23,707,228	33,569,188	3,022,380	$238	$336	$255,293	$(276,149)	$(119)	$(32,495)	$(52,896)	$439,479	$386,583
Equity-based compensation, net of taxes	1,303,864	(551,941)	—	12	(6)	31,411	—	—	—	31,417	4,259	35,676
Dividend equivalents on Class A restricted share units	—	—	—	—	—	1,135	(1,135)	—	—	—	—	—
Change in redemption value of SPAC Class A Shares	—	—	—	—	—	6,826	—	—	—	6,826	—	6,826
Cash dividends declared on Class A Shares ($0.26 per share)	—	—	—	—	—	—	(6,492)	—	—	(6,492)	—	(6,492)
Consolidated net loss, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(25,793)	—	—	(25,793)	(23,376)	(49,169)
Currency translation adjustment	—	—	—	—	—	—	—	(427)	—	(427)	—	(427)
Capital contributions	—	—	—	—	—	—	—	—	—	—	9,177	9,177
Capital distributions	—	—	—	—	—	—	—	—	—	—	(3,009)	(3,009)
Balance at September 30, 2023	25,011,092	33,017,247	3,022,380	$250	$330	$294,665	$(309,569)	$(546)	$(32,495)	$(47,365)	$426,530	$379,165

Balance at January 1, 2022	25,668,987	33,613,023	—	$257	$336	$184,691	$(253,521)	$51	$—	$(68,186)	$446,469	$378,283
Equity-based compensation, net of taxes	943,385	(43,835)	—	9	—	49,167	—	—	—	49,176	6,029	55,205
Repurchase of Class A Shares	(2,577,605)	—	2,577,605	(26)	—	—	—	—	(28,232)	(28,258)	—	(28,258)
Dividend equivalents on Class A restricted share units	—	—	—	—	—	143	(143)	—	—	—	—	—
Change in redemption value of SPAC Class A Shares	—	—	—	—	—	3,939	—	—	—	3,939	—	3,939
Cash dividends declared on Class A Shares ($0.24 per share)	—	—	—	—	—	—	(6,001)	—	—	(6,001)	—	(6,001)
Consolidated net loss, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(17,627)	—	—	(17,627)	(15,837)	(33,464)
Currency translation adjustment	—	—	—	—	—	—	—	(3,406)	—	(3,406)	—	(3,406)
Capital contributions	—	—	—	—	—	—	—	—	—	—	14,469	14,469
Capital distributions	—	—	—	—	—	—	—	—	—	—	(6,570)	(6,570)
Balance at September 30, 2022	24,034,767	33,569,188	2,577,605	$240	$336	$237,940	$(277,292)	$(3,355)	$(28,232)	$(70,363)	$444,560	$374,197

See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended September 30,
	2023	2022

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(45,819)	$(28,207)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Amortization of equity-based compensation	44,263	66,664
Depreciation, amortization and net gains and losses on fixed assets	3,085	3,815
Changes in fair value of warrant liabilities	9,977	(40,690)
Other loss	1,406	—
Deferred income taxes	5,463	(4,103)
Non-cash lease expense	14,030	14,311
Net (gains) losses on investments, net of dividends	(14,517)	42,831
Operating cash flows due to changes in:
Income and fees receivable	29,873	167,168
Due from related parties	6,159	(93)
Other assets, net	(912)	(11,635)
Compensation payable	(59,312)	(178,630)
Unearned income and fees	(13,360)	3,388
Tax receivable agreement liability	(17,121)	(16,979)
Operating lease liabilities	(15,770)	(16,486)
Other liabilities	148	(819)
Consolidated entities related items:
Net losses of consolidated entities	689	5,792
Purchases of investments	(44,537)	(493,970)
Proceeds from sale of investments	59,198	180,669
Other assets of consolidated entities	(11,917)	(10,320)
Other liabilities of consolidated entities	(5,195)	(7,213)
Net Cash Used in Operating Activities	(54,169)	(324,507)

Cash Flows from Investing Activities
Purchases of fixed assets	(66)	(2,317)
Purchases of United States government obligations	(88,222)	(98,082)
Maturities and sales of United States government obligations	35,000	224,386
Investments in funds	(33,502)	(136,734)
Return of investments in funds	44,533	152,517
Consolidated entities related items:
Proceeds from sale of investment in government obligations of consolidated SPAC	242,272	—
Purchases of United States government obligations by SPAC	—	(235,040)
Net Cash Provided by (Used in) Investing Activities	200,015	(95,270)

SCULPTOR CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED — (continued)

	Nine Months Ended September 30,
	2023	2022

	(dollars in thousands)
Cash Flows from Financing Activities
Contributions from noncontrolling interests	9,177	14,469
Distributions to noncontrolling interests	(3,009)	(6,570)
Dividends on Class A Shares	(6,492)	(6,001)
Proceeds from debt obligations, net of issuance costs	1,154	5,881
Repayment of debt obligations, including prepayment costs	(11,145)	(9,424)
Proceeds from securities sold under agreements to repurchase, net of issuance costs	13,299	20,395
Purchases of treasury stock	—	(28,232)
Other, net	(3,123)	(6,254)
Consolidated entities related items:
Redemption of SPAC Class A Shares	(242,172)	—
Proceeds from debt obligations of consolidated entities, net of issuance costs	—	215,733
Net Cash (Used in) Provided by Financing Activities	(242,311)	199,997
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,145)	(5,478)
Net change in cash and cash equivalents and restricted cash	(98,610)	(225,258)
Cash and cash equivalents and restricted cash, beginning of period	276,566	412,671
Cash and Cash Equivalents and Restricted Cash, End of Period	$177,956	$187,413

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$16,062	$8,746
Income taxes	$8,625	$7,199

Non-cash transactions:
Assets related to initial consolidation of funds	$—	$16,699
Liabilities related to initial consolidation of funds	$—	$2,364
Assets related to deconsolidation of funds	$—	$44,042
Liabilities related to deconsolidation of funds	$—	$29,632

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$159,446	$170,304
Restricted cash	8,297	7,144
Cash and cash equivalents of consolidated entities	413	83
Restricted cash and cash equivalents of consolidated entities	9,800	9,882
Total Cash and Cash Equivalents and Restricted Cash	$177,956	$187,413
See notes to consolidated financial statements.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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
On July 23, 2023, the Company entered into an Agreement and Plan of Merger, as amended on October 12, 2023 by Amendment No. 1 to Agreement and Plan of Merger, as further amended on October 26, 2023 by Amendment No. 2 to Agreement and Plan of Merger, with Rithm Capital Corp. and certain of its affiliates. Refer to Note 17 for details of the proposed transaction with Rithm Capital Corp.
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
SEPTEMBER 30, 2023
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
The Company conducts its operations through the Sculptor Operating Group. The following is a list of the outstanding units of the Sculptor Operating Partnerships as of September 30, 2023:
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
Group A Unit grants are accounted for as equity-based compensation. See Note 3 and Note 13 in the Company's Annual Report for additional information. The Company completed a recapitalization in February 2019 (“Recapitalization”). In connection with the Recapitalization, each Group A Unit outstanding on the Recapitalization date was recapitalized into 0.65 Group A Units and 0.35 Group A-1 Units.
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
•Group E Units—Group E Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains upon satisfaction of a certain performance condition. Each Group E Unit converts into a Group A Unit and becomes exchangeable for one Class A Share (or the cash equivalent thereof) to the extent there has been a sufficient amount of appreciation for a Group E Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
Committee, which consists of the Chief Executive Officer and the Chief Financial Officer of Sculptor Capital Management, Inc.). The Group E Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent of their relative positive capital accounts (if any). Holders of Group E Units do not receive distributions during the Distribution Holiday. Group E Unit grants are accounted for as equity-based compensation. See Note 3 and Note 13 in the Company’s Annual Report for additional details.
•Group P Units—Group P Units are limited partner interests issued to certain executive managing directors that are only entitled to future profits and gains upon satisfaction of certain service and market conditions. Each Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent thereof), in each case upon satisfaction of certain service and market conditions at such time and, with respect to exchanges, to the extent there has been sufficient appreciation for a Group P Unit to achieve a book-up target and, subject to other conditions contained in the limited partnership agreements of the Sculptor Operating Partnerships, the Distribution Holiday has ended (or an earlier exchange date is established by the Exchange Committee). The Group P Units are entitled to share in residual assets upon liquidation, dissolution or winding up and become eligible to participate in any tag along right, in a change of control transaction or other liquidity event only to the extent that certain market conditions are met and to the extent of their relative positive capital accounts (if any). The terms of the Group P Units may be varied for certain executive managing directors. Group P Unit grants are accounted for as equity-based compensation. See Note 3 and Note 13 in the Company’s Annual Report for additional information.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
The following table presents the number of shares and units of the Company and the Sculptor Operating Partnerships, respectively, that were outstanding as of September 30, 2023:

As of September 30, 2023
Sculptor Capital Management, Inc.
Class A Shares	25,011,092
Class B Shares	33,017,247
Restricted Class A Shares (“RSAs”)	4,650,661
Restricted Share Units (“RSUs”)	2,593,305
Performance-based RSUs (“PSUs”)	912,500
Warrants to purchase Class A Shares (Note 7)	4,338,015

Sculptor Operating Partnerships
Group A Units	15,025,994
Group A-1 Units	9,244,477
Group B Units	25,011,092
Group E Units	13,020,157
Group P Units	4,734,286
The Company grants RSAs, RSUs and PSUs to its employees and executive managing directors as a form of compensation. These grants are accounted for as equity-based compensation. See Note 13 in the Company's Annual Report for additional information. In addition, the Company has 3,022,380 shares of treasury stock as of September 30, 2023.
Share Repurchase Program
In February 2022, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. The Company records its treasury stock repurchases at cost on a trade date basis. As of September 30, 2023, the Company repurchased 3,022,380 Class A Shares at a cost of $32.5 million for an average price of $10.75 per share through open market purchase transactions. No shares were purchased in the three months ended September 30, 2023. As of September 30, 2023, $67.5 million remained available for repurchase of the Company’s common stock under the share repurchase program. All of the repurchased shares are classified as treasury stock in the Company’s consolidated balance sheets.
The repurchase program has no expiration date. On July 23, 2023, we entered into an Agreement and Plan of Merger, as amended on October 12, 2023 by Amendment No. 1 to Agreement and Plan of Merger, as further amended on October 26, 2023 by Amendment No. 2 to Agreement and Plan of Merger (including the schedules and exhibits thereto, the “Merger Agreement”) with entities affiliated with Rithm Capital Corp. The Company has not and will not repurchase any shares while the Merger Agreement remains in effect. See Note 17 to the unaudited consolidated financial statements for more information regarding the Merger Agreement.
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
SEPTEMBER 30, 2023
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
Recently Adopted Accounting Pronouncements
No changes to GAAP that went into effect in the nine months ended September 30, 2023 had a material effect on the Company’s consolidated financial statements.
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
Sculptor Operating Group Ownership
The Company’s equity interest in the Sculptor Operating Group increased to 47.1% as of September 30, 2023, from 46.2% as of September 30, 2022. Changes in the Company’s interest in the Sculptor Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Group A Units and Group P Units for Class A Shares, at which

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
time the related Class B Shares are also canceled; (ii) vesting of RSAs; (iii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, 2013 Incentive Plan and 2022 Incentive Plan related to the settlement of RSUs or PSUs; and (iv) the forfeiture of Group A Units and participating Group P Units by a departing executive managing director.
The table below sets forth the calculation of noncontrolling interests related to the Group A Units for each Sculptor Operating Partnership (rounding differences may occur). The blended participation percentages presented below take into account ownership changes throughout the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)

Sculptor Capital LP
Net (loss) income	$(20,207)	$(9,389)	$22,832	$6,826
Blended participation percentage	0%	0%	0%	0%
Net Income Attributable to Group A Units	$—	$—	$—	$—

Sculptor Capital Advisors LP
Net loss	$(11,556)	$(14,398)	$(32,107)	$(15,595)
Blended participation percentage	37%	39%	38%	38%
Net Loss Attributable to Group A Units	$(4,330)	$(5,548)	$(12,050)	$(5,999)

Sculptor Capital Advisors II LP
Net loss	$(11,584)	$(9,800)	$(39,238)	$(29,273)
Blended participation percentage	37%	40%	38%	38%
Net Loss Attributable to Group A Units	$(4,337)	$(3,930)	$(14,726)	$(11,261)

Total Sculptor Operating Group
Net loss	$(43,347)	$(33,587)	$(48,513)	$(38,042)
Blended participation percentage	20%	28%	55%	45%
Net Loss Attributable to Group A Units	$(8,667)	$(9,478)	$(26,776)	$(17,260)
The following table presents the components of the net income loss attributable to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Group A Units	$(8,667)	$(9,478)	$(26,776)	$(17,260)
Other	1,318	68	3,400	1,423
	$(7,349)	$(9,410)	$(23,376)	$(15,837)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	September 30, 2023	December 31, 2022

	(dollars in thousands)
Group A Units	$390,424	$412,941
Other	36,106	26,538
	$426,530	$439,479
Redeemable noncontrolling interests
In the second quarter of 2023, our previously consolidated SPAC was liquidated in accordance with its charter and its Class A shares were redeemed. Therefore, there was no activity for the redeemable noncontrolling interests for the three months ended September 30, 2023. Prior to the liquidation, the investors’ interests in the SPAC were classified as redeemable noncontrolling interests in the consolidated balance sheets as they were redeemable for cash by the public shareholders in the event the SPAC did not consummate an initial business combination within the time period required by its charter. The following table presents the activity in redeemable noncontrolling interests, excluding the reversal of deferred underwriting fees as a result of the SPAC liquidation, for the nine months ended September 30, 2023:

Nine Months Ended September 30,
2023
SPAC

(dollars in thousands)
Beginning balance	$237,864
Change in redemption value of Class A Shares of consolidated SPAC	958
Capital distributions	(242,172)
Comprehensive income	3,350
Ending Balance	$—
4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	September 30, 2023	December 31, 2022

	(dollars in thousands)
U.S. government obligations, at fair value	$79,408	$24,782
CLOs, at fair value	217,543	207,147
Equity method investments	87,033	67,130
Total Investments	$383,984	$299,059

Investments of Consolidated Entities	$322,516	$544,554
The Company invests in U.S. government obligations to manage excess liquidity. CLOs, at fair value, consist of investments in notes of unconsolidated CLOs. These investments are carried at fair value under the irrevocable fair value option

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
In the second quarter of 2023, our consolidated SPAC was liquidated in accordance with its charter and the investments held in a SPAC’s trust account were liquidated. Investments of consolidated entities included both investments of the Company’s consolidated SPAC, prior to its liquidation, as well as investments held by the Company’s consolidated structured alternative investment solution. The investments of the consolidated structured alternative investment solution that the Company manages are generally measured at fair value using the NAV per share practical expedient. The Company may determine based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses in accordance with GAAP. The Company does not categorize investments where fair value is measured using the NAV practical expedient within the fair value hierarchy.
The following table summarizes the fair value of the investments of the structured alternative investment solution that are measured using the NAV practical expedient by strategy type and ability to redeem such investments as of September 30, 2023:

Fund Type(1)	Fair Value (as of September 30, 2023)	Redemption Frequency(2)	Redemption Notice Period(2)
	(dollars in thousands)
Multi-strategy	58,583	Quarterly - Annually	30 days - 90 days
Credit	250,321	Monthly - Annually(3)	30 days - 90 days
Real estate	13,612	None(4)	N/A
Total	$322,516
_______________
(1)The structured alternative investment solution invests in both open-ended and close-ended funds. The investments in each fund may represent investments in a particular tranche of such fund subject to different withdrawal rights.
(2)$163.3 million of investments are subject to an initial lock-up period of three years during which time no withdrawals or redemptions are allowed. Once the lock-up period ends, the investments are able to be redeemed with the frequency noted above.
(3)30% of these investments are in closed-end funds which cannot be redeemed, as distributions will be received as the underlying assets are liquidated, which is expected to be approximately six years from inception.
(4)100% of these investments are in closed-end funds which cannot be redeemed, as distributions will be received as the underlying assets are liquidated, which is expected to be approximately seven to nine years from inception.

As of September 30, 2023, the structured alternative investment solution had unfunded commitments of $72.0 million related to the investments presented in the table above.
See Note 2 in the Company’s Annual Report for additional information regarding the investments of consolidated entities.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
SEPTEMBER 30, 2023
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

	As of September 30, 2023
	Level I	Level II	Level III	NAV	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
U.S. government obligations	$9,913	$—	$—	$—	$9,913

Included within investments:
U.S. government obligations	$79,408	$—	$—	$—	$79,408
CLOs(1)	$—	$—	$217,543	$—	$217,543

Included within investments of consolidated entities:
Investments in funds	$—	$—	$—	$322,516	$322,516

Liabilities, at Fair Value
Warrants	$—	$—	$34,140	$—	$34,140

Liabilities of consolidated entities:
Notes payable	$—	$—	$220,702	$—	$220,702
_______________
(1) As of September 30, 2023, investments in CLOs had contractual principal amounts of $213.0 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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
Reconciliation of Fair Value Measurements Categorized within Level III
Gains and losses on investments categorized within Level III, excluding those related to investments of consolidated entities and foreign currency translation adjustments, are recorded within net gains (losses) on investments in the consolidated statements of operations. Gains and losses related to foreign currency translation adjustments are recorded in the statements of comprehensive income (loss), and gains and losses related to investment of consolidated entities are recorded within net (losses) gains of consolidated entities. Amortization of premium, accretion of discount and foreign exchange gains and losses on non-U.S. dollar investments are also included within gains and losses in the tables below. Changes in fair value of warrant liabilities are included in other income (loss) in the consolidated statements of operations. In the first quarter of 2022, the warrants of the consolidated SPAC began to trade publicly, and as such, were transferred from Level III to Level I and in the second quarter of 2023, the warrants expired worthless as the SPAC was liquidated. Changes in fair value of warrant liabilities and notes payable of the consolidated entities are included in net (losses) gains of consolidated entities in the consolidated statements of operations. The Company elected to measure its investments in CLOs, U.S. government obligations and notes payable of the consolidated fund at fair value through consolidated net (loss) income in order to simplify its accounting for these instruments.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
The following tables summarize the changes in the Company’s Level III financial assets and liabilities for the three months ended September 30, 2023 and 2022:

	June 30, 2023	Transfers In	Transfers Out	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	September 30, 2023
	(dollars in thousands)
Assets, at Fair Value
Included within investments
CLOs	$208,138	$—	$—	$15,687	$(3,887)	$2,938	$(5,333)	$217,543

Liabilities, at Fair Value
Warrants	$24,423	$—	$—	$—	$—	$(9,717)	$—	$34,140

Liabilities of consolidated entities:
Notes payable	$205,290	$—	$—	$—	$—	$(15,412)	$—	$220,702

	June 30, 2022	Transfers In	Transfers Out	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	September 30, 2022
	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$203,631	$—	$—	$248	$(40)	$(4,143)	$(10,482)	$189,214

Investments of consolidated entities:
Bank Debt	$40,226	$—	$(16,296)	$—	$(23,930)	$—	$—	$—

Liabilities, at Fair Value
Warrants	$22,211			$—	$—	$(2,386)	$—	$24,597

Liabilities of consolidated entities:
Notes payable	$201,985	$—	$—	$—	$—	$(5,993)	$—	$207,978

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
The following tables summarize the changes in the Company’s Level III financial assets and liabilities for the nine months ended September 30, 2023 and 2022:

	December 31, 2022	Transfers In	Transfers Out	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	September 30, 2023
	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$207,147	$—	$—	$16,231	$(12,342)	$8,525	$(2,018)	$217,543

Liabilities, at Fair Value
Warrants	$24,163	$—	$—	$—	$—	$(9,977)	$—	$34,140

Liabilities of consolidated entities:
Notes payable	$196,106	$—	$—	$—	$—	$(24,596)	$—	$220,702

	December 31, 2021	Transfers In		Transfers Out		Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	September 30, 2022

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$219,510	$—		$—		$30,087	$(12,413)	$(22,931)	$(25,039)	$189,214

Investments of consolidated entities:
Bank Debt	$—	$3,603	(1)	$(47,258)	(1)	$98,217	$(51,335)	$(3,227)	$—	$—

Liabilities, at Fair Value
Warrants	$65,287	$—		$—		$—	$—	$40,690	$—	$24,597

Liabilities of consolidated entities:
Warrants	$7,590	$—		$(3,450)	(2)	$—	$—	$4,140	$—	$—
Notes payable	$—	$—		$—		$215,733	$—	$7,755	$—	$207,978
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
SEPTEMBER 30, 2023
The table below summarizes the net change in unrealized gains and (losses) on the Company’s Level III financial instruments outstanding as of the reporting date:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$(2,395)	$(14,625)	$6,507	$(47,970)

Liabilities, at Fair Value
Warrants	$(9,717)	$(2,386)	$(9,977)	$40,690

Liabilities of consolidated entities:
Notes payable	$(15,412)	$(5,993)	$(24,596)	$7,755
Level III Valuation Methodologies
Financial instruments classified within Level III of the fair value hierarchy are generally comprised of CLOs, warrant liabilities and notes payable of consolidated entities.
Investments in CLOs are valued using independent pricing services. The Company performs procedures over the values provided by the pricing services, as discussed above.
Warrant liabilities of the Company are valued by independent pricing services using Black-Scholes option pricing model with a probability-weighted value based upon merger and no merger scenarios. The Company’s Class A share price, warrant exercise price, risk free rate, volatility, term to expiry and probability of merger are the primary inputs to the valuation. The significant unobservable quantitative input used for the fair value measurement of the warrant liabilities of the Company was volatility. The volatility of 58.65% used in the merger scenario was based on a 100-day historical volatility per the warrant contractual terms in case of a change of control and the volatility used in a no merger scenario was a term matched historical volatility of 55.96%, as of September 30, 2023.
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
Financial Instruments Not Measured at Fair Value
Management estimates that the carrying value of the Company’s financial instruments not measured at fair value, including its debt obligations and repurchase agreements, approximated their fair values as of September 30, 2023. The fair value measurements for the Company’s debt obligations and repurchase agreements are categorized as Level III within the fair value hierarchy. The fair value measurements for the Company’s CLO Investments Loans (as defined in Note 7) and repurchase agreements were determined using independent pricing services. The fair value measurement for the Company’s 2020 Term Loan (as defined in Note 7) was determined using a discounted cash flow model.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
Loans Sold to CLOs Managed by the Company
From time to time the Company may sell loans to CLOs managed by the Company. These loans are purchased by the Company in the open market and simultaneously sold for cash to the CLOs. The loans are accounted for as transfers of financial assets as they meet the criteria for derecognition under U.S. GAAP. No loans were sold in each of the nine months ended September 30, 2023 and 2022. The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold loans in the past. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issued by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. As of September 30, 2023 and December 31, 2022, the Company’s investments in these retained interests had a fair value of $71.3 million and $78.6 million, respectively.
The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. For the nine months ended September 30, 2023 and 2022, the Company received $13.2 million and $2.0 million, respectively, of interest and principal payments related to the retained interests.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
The table below presents the assets and liabilities of VIEs consolidated by the Company.

	September 30, 2023	December 31, 2022

	(dollars in thousands)
Assets
Assets of consolidated entities:
Cash and cash equivalents	$391	$3
Restricted cash and cash equivalents	9,800	9,805
Investments, at fair value	322,516	306,590
Other assets	11,266	2,016
Total Assets	$343,973	$318,414

Liabilities
Liabilities of consolidated entities:
Notes payable	$220,702	$196,106
Other liabilities	5,070	1,601
Total Liabilities	$225,772	$197,707
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
The table below presents the net assets of unconsolidated VIEs in which the Company has variable interests along with the maximum exposure to loss as a result of the Company’s involvement with non-consolidated VIEs:

	September 30, 2023	December 31, 2022

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$12,598,243	$12,738,164

Maximum risk of loss as a result of the Company’s involvement with unconsolidated VIEs:
Unearned income and fees	40,359	53,869
Income and fees receivable	13,452	41,890
Investments	266,122	245,583
Investments of consolidated entities	263,932	237,699
Unfunded commitments(1)	202,916	182,797
Maximum Exposure to Loss	$786,781	$761,838
_______________
(1) Includes commitments from certain employees and executive managing directors in the amounts of $89.7 million and $65.4 million as of September 30, 2023 and December 31, 2022, respectively.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
6. LEASES
The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Shanghai, and various other locations and data centers. The Company does not have renewal options for any of its current leases. The Company also subleases a portion of its office space in London and New York through the end of the lease term. In addition, the Company has finance leases for computer hardware. As of September 30, 2023, the Company has pledged collateral related to its lease obligations of $6.2 million, which is included within restricted cash in the consolidated balance sheets.
The tables below represent components of lease expense and associated cash flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Lease Cost
Operating lease cost	$4,825	$4,628	$14,030	$13,992
Short-term lease cost	22	21	66	75
Finance lease cost - amortization of leased assets	51	113	222	296
Finance lease cost - imputed interest on lease liabilities	15	19	45	23
Less: Sublease income	(902)	(779)	(2,539)	(2,413)
Net Lease Cost	$4,011	$4,002	$11,824	$11,973

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Supplemental Lease Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,311	$5,140	$15,764	$15,631
Operating cash flows for finance leases	$—	$6	$5	$6
Finance cash flows for finance leases	$—	$155	$223	$318

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,818	$—	$1,818	$1,079
Finance leases	$—	$1,016	$—	$1,016

	September 30, 2023	December 31, 2022

Lease Term and Discount Rate
Weighted average remaining lease term
Operating leases	6.1 years	6.7 years
Finance leases	3.8 years	4.5 years

Weighted average discount rate
Operating leases	8.0%	7.8%
Finance leases	7.9%	7.9%

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

	Operating Leases	Finance Leases

	(dollars in thousands)
Maturity of Lease Liabilities - Contractual Payments to be Paid
October 1, 2023 to December 31, 2023	$4,786	$—
2024	17,520	228
2025	14,989	228
2026	15,353	228
2027	17,675	228
Thereafter	35,015	—
Total Lease Payments	105,338	912
Imputed interest	(22,170)	(116)
Total Lease Liabilities - Contractual Payments to be Paid	$83,168	$796

Operating Leases

(dollars in thousands)
Sublease Rent - Contractual Payments to be Received
October 1, 2023 to December 31, 2023	$904
2024	1,920
2025	1,920
2026	1,920
2027	1,960
Thereafter	4,160
Total Sublease Rent - Contractual Payments to be Received	$12,784

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
7. DEBT OBLIGATIONS AND WARRANTS

	2020 Term Loan	CLO Investments Loans	Total

	(dollars in thousands)
Maturity of Debt Obligations
October 1, 2023 to December 31, 2023	$—	$—	$—
2024	—	—	—
2025	—	1,120	1,120
2026	95,000	—	95,000
2027	—	—	—
2028	—	—	—
Thereafter	—	29,800	29,800
Total Payments	95,000	30,920	125,920
Unamortized discounts & deferred financing costs	(10,256)	(178)	(10,434)
Total Debt Obligations	$84,744	$30,742	$115,486
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
SEPTEMBER 30, 2023
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
Warrants
In connection with the 2020 Credit Agreement, the Company has issued and outstanding warrants to purchase 4,338,015 Class A Shares. The warrants have a 10-year term from the Closing Date and an initial exercise price per share equal to $11.93. The exercise price is subject to reduction by an amount equal to any dividends paid on Class A Shares. As a result, the exercise price was $7.95 per share as of September 30, 2023. The warrants provide for customary adjustments in the event of a stock split, stock dividend, recapitalization or similar event. In lieu of making a cash payment otherwise contemplated upon exercise, the holder may exercise the warrants in whole or in part to receive a net number of Class A Shares. In addition, the 2020 Credit Agreement provides that, upon exercise in whole or in part by the holder, the Company may decide in its sole discretion whether the holder’s exercise of such warrant will be settled by delivery of Class A Shares (which shares may be reduced to a net number of Class A Shares in accordance with the procedure described in the preceding sentence) or by the Company’s payment to the holder of an amount in cash equal to the Black-Scholes value as provided for in the applicable warrant agreement. If the Company undergoes a change of control prior to the expiration date, the holder will have the right to require the Company to repurchase any remaining portion of the warrants not yet exercised at their Black-Scholes value as provided for in the applicable agreement. Refer to Note 17 for further details.
Warrants of the Consolidated SPAC
In the second quarter of 2023, the SPAC was liquidated in accordance with its charter and the 11.2 million warrants to the Company and 11.5 million warrants to third parties expired worthless. The warrants had a 5-year term from the day of the SPAC IPO and an initial exercise price per share equal to $11.50. The warrants were subject to other customary terms common for instruments of this type. The Company eliminated the SPAC warrants it held in consolidation.
Notes Payable of a Consolidated Entity
In the first quarter of 2022, the Company launched a structured alternative investment solution that it consolidated, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $127.8 million were acquired by the Company and eliminated in consolidation. The notes held by the Company consisted of $20.0 million of Class A, $20.0 million of Class C and $87.8 million of subordinated notes. Changes in the fair value of the notes payable of the structured alternative investment solution are presented within net (losses) gains of consolidated entities in the consolidated statements of operations. The fair value of the notes payable as of September 30, 2023, was $220.7 million. The notes payable mature in May 2037.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
Credit Facility of a Consolidated Entity
In the first quarter of 2022, the structured alternative investment vehicle entered into a $52.5 million credit facility which expires March 18, 2025. The credit facility is capped at $20.0 million of the total borrowing capacity per quarter. The facility is subject to a SOFR reference rate, as defined in the agreement, plus 3.00%. The facility is also subject to an annual 1.15% unused commitment fee. As of September 30, 2023, the fund has not drawn on the facility. The credit facility agreement is subject to other customary terms common for instruments of this type. The creditors of the Company’s consolidated entities have no recourse to the Company.
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
The loans are subject to customary events of default and covenants and also include terms that require the Company’s continued involvement with the CLOs. In addition to customary events of default included in financing arrangements of this type, an event of default would also be triggered if there is an event of default at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default, where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs with fair values of $32.3 million and $40.0 million as of September 30, 2023 and December 31, 2022, respectively.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
Carrying amounts presented in the table below are net of discounts, if any, and unamortized deferred financing costs. The interest rates on the CLO Investments Loans are variable based on SOFR or EURIBOR (subject to a floor of zero percent). The final maturity date for each CLO Investments Loan is the earlier of the contractual maturity date presented in the table below or the date at which the Company no longer holds a risk retention investment in the respective CLO. The timing of principal payments on CLO Investments Loans is contingent on principal payments made to the Company on the investments in CLOs and the CLO Investments Loans may amortize well in advance of their contractual maturity dates.

Initial Borrowing Date	Contractual Rate	Contractual Maturity Date	Carrying Value
			September 30, 2023	December 31, 2022

			(dollars in thousands)
June 7, 2017	SOFR plus 1.48%	November 16, 2029	$12,478	$16,835
August 2, 2017	SOFR plus 1.41%	January 21, 2030	17,144	21,594
January 19, 2022	EURIBOR plus 1.50%	December 15, 2023	—	2,285
June 1, 2023	EURIBOR plus 1.85%	April 12, 2025	1,120	—
			$30,742	$40,714
8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company has €200.0 million and $100.0 million master credit facility agreements (the “CLO Financing Facilities”) to finance portions of the risk retention investments in certain CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facilities, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facilities will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties. As of September 30, 2023, €43.6 million and $86.5 million of the CLO Financing Facilities remained available.
Each transaction entered into under the CLO Financing Facilities provides for payment netting and, in the case of a default or similar event with respect to the counterparty to the CLO Financing Facilities, provides for netting across transactions. Generally, upon a counterparty default, the Company can terminate all transactions under the CLO Financing Facilities and offset amounts it owes in respect of any one transaction against collateral it has received in respect of any other transactions under the CLO Financing Facilities; provided, however, that in the case of certain defaults, the Company may only be able to terminate and offset solely with respect to the transaction affected by the default. During the term of a transaction entered into under the CLO Financing Facilities, the Company will deliver cash or additional securities acceptable to the counterparty if the securities sold are in default. In addition to customary events of default included in financing arrangements of this type, an event of default would also be triggered if there is an event of default at the CLO level. Prior to the relevant CLO’s maturity date, this would include certain material covenant breaches, regulatory and insolvency events for the relevant CLO issuer, as well as a payment default where the relevant CLO is unable to make interest payments on the senior, non-deferrable interest notes issued by the CLO. Upon termination of a transaction, the Company will repurchase the previously sold securities from the counterparty at a previously determined repurchase price. The CLO Financing Facilities may be terminated at any time upon certain defaults or circumstances agreed upon by the parties.
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
SEPTEMBER 30, 2023
The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to the counterparty related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of September 30, 2023	$177,503	$—	$177,503	$173,156	$4,347
As of December 31, 2022	$166,632	$—	$166,632	$157,107	$9,525
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold to the counterparty under agreement to repurchase by class of collateral pledged:

	Investments in CLOs
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
As of September 30, 2023	$—	$—	$—	$177,503	$177,503
As of December 31, 2022	$—	$—	$—	$166,632	$166,632
9. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	September 30, 2023	December 31, 2022

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$47,826	$47,736
Computer hardware and software	44,402	44,603
Furniture, fixtures and equipment	8,013	8,013
Accumulated depreciation and amortization	(82,475)	(79,390)
Fixed assets, net	17,766	20,962
Goodwill	22,691	22,691
Cloud computing costs	13,685	9,940
Prepaid expenses	11,440	16,698
Redemption receivable(1)	—	28,721
Other	9,842	7,430
Total Other Assets, Net	$75,424	$106,442
_______________
(1) Represents amounts receivable on a redeemed investment in a fund.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
10. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	September 30, 2023	December 31, 2022

	(dollars in thousands)
Accrued expenses	$21,468	$20,925
Uncertain tax positions	8,250	8,250
Due to funds(1)	3,391	3,854
Other	10,069	10,020
Total Other Liabilities	$43,178	$43,049
_______________
(1) To the extent that a fee-paying fund is an investor in another fee-paying fund, the Company rebates a corresponding portion of the management fees charged in the investee fund. Due to funds amounts also reflect certain incentive income and management fee waivers.
11. REVENUES
The following table presents management fees and incentive income recognized as revenues for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$28,566	$781	$33,579	$209
Credit
Opportunistic credit funds	11,524	6,290	12,001	698
Institutional Credit Strategies	11,354	—	11,550	—
Real estate funds	8,750	10,730	9,106	6,659
Total	$60,194	$17,801	$66,236	$7,566

The following table presents management fees and incentive income recognized as revenues for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$88,716	$1,504	$112,171	$329
Credit
Opportunistic credit funds	36,205	20,412	37,167	20,603
Institutional Credit Strategies	35,092	—	34,941	—
Real estate funds	26,331	40,467	27,164	52,856
Total	$186,344	$62,383	$211,443	$73,788

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
The following table presents the composition of the Company’s income and fees receivable as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	(dollars in thousands)
Management fees	$23,652	$25,402
Incentive income	2,917	30,958
Income and Fees Receivable	$26,569	$56,360
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
The following table presents the Company’s unearned income and fees as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Management fees	$151	$2
Incentive income	40,359	53,867
Unearned Income and Fees	$40,510	$53,869
A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. A liability for unearned management fees is generally recognized when management fees are paid to the Company on a quarterly basis in advance, based on the amount of Assets Under Management at the beginning of the quarter. In the nine months ended September 30, 2023 and 2022, the Company recognized $35.6 million and $47.2 million, respectively, of the beginning balance of unearned incentive income for each respective year. The Company recognized all of the beginning balances of unearned management fees during the respective quarter.
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

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%	21.00%
Loss (income) passed through to noncontrolling interests	-3.98%	-5.78%	-12.16%	-7.67%
Foreign income taxes	-7.39%	-4.58%	-18.11%	-4.76%
RSU/RSA excess income tax benefit or expense	-0.08%	-0.49%	-4.74%	3.76%
State and local income taxes	1.02%	0.53%	-2.73%	-7.34%
Nondeductible amortization of Partner Equity Units	-1.80%	-2.28%	-5.88%	-9.59%
Foreign tax credits and deductions	1.55%	0.96%	3.80%	1.00%
Change in fair value of warrants	-4.45%	-3.83%	-5.12%	25.74%
Disallowed executive compensation	-5.02%	-6.08%	-13.72%	-19.29%
Other, net	-0.11%	-0.20%	-2.00%	-0.36%
SPAC Loss	-0.01%	—%	7.02%	—%
Effective Income Tax Rate	0.73%	-0.75%	-32.64%	2.49%
The Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the Company had a liability for unrecognized tax benefits of $8.3 million. As of and for the nine months ended September 30, 2023, the Company did not accrue interest or penalties related to uncertain tax positions. As of September 30, 2023, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits if recognized, would affect its tax expense by $4.8 million as of September 30, 2023.
13. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Professional services	$20,112	$7,326	$40,480	$18,967
Occupancy and equipment	7,315	6,951	20,816	20,941
Information processing and communications	6,673	5,299	18,205	15,500
Recurring placement and related service fees	3,656	4,661	10,938	15,092
Insurance	2,312	2,226	6,947	6,661
Business development	587	799	2,607	2,094
Other expenses	1,433	1,028	5,818	2,776
Total General, Administrative and Other	$42,088	$28,290	$105,811	$82,031

14. LOSS PER CLASS A SHARE
Basic loss per Class A Share is computed by dividing the net loss attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended September 30, 2023 and 2022, the Company included 207,458 and 165,379 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted loss per Class A Share. For the nine months ended September 30, 2023 and 2022 the Company included 206,360 and 171,739 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted loss per Class A Share.
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
The following tables present the computation of basic and diluted loss per Class A Share:

Three Months Ended September 30, 2023	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(31,113)	25,204,848	$(1.23)
Effect of dilutive securities:
Group A Units	—	—		15,025,994
Group E Units	—	—		13,020,157
RSUs	—	—		2,412,996
RSAs	—	—		1,099,947
Warrants	—	—		4,338,015
Diluted	$(31,113)	25,204,848	$(1.23)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Three Months Ended September 30, 2022	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(22,518)	24,772,098	$(0.91)
Effect of dilutive securities:
Group A Units	—	—		15,025,994
Group E Units	—	—		13,009,158
RSUs	—	—		2,565,485
RSAs	—	—		1,591,507
Warrants	—	—		4,338,015
Diluted	$(22,518)	24,772,098	$(0.91)

Nine Months Ended September 30, 2023	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(18,967)	25,186,162	$(0.75)
Effect of dilutive securities:
Group A Units	(21,280)	15,025,994		—
Group E Units	—	—		13,019,919
RSUs	—	—		2,341,331
RSAs	—	—		1,089,830
Warrants	—	—		4,338,015
Diluted	$(40,247)	40,212,156	$(1.00)

Nine Months Ended September 30, 2022	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units and Warrants Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$(13,688)	25,620,996	$(0.53)
Effect of dilutive securities:
Group A Units	—	—		15,025,994
Group E Units	—	—		13,009,157
RSUs	—	—		2,560,287
RSAs	—	—		1,406,538
Warrants	(34,190)	1,197,180		—
Diluted	$(47,878)	26,818,176	$(1.79)

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
15. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Certain Amounts Related to Tax Receivable Agreement Liability
Amounts due to related parties relate primarily to future payments owed to certain trusts related to Daniel S. Och, under the tax receivable agreement, as discussed further in Note 16. The tax receivable agreement liability was $173.1 million as of September 30, 2023, and $64.6 million of the balance was due to related parties. The Company made payments totaling $17.4 million, and $16.9 million under the tax receivable agreement (inclusive of interest thereon) in the nine months ended September 30, 2023 and 2022, respectively, of which $7.7 million and $7.4 million were paid to related parties, respectively. There were no payments made during the three months ended September 30, 2023 and 2022.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
As of September 30, 2023 and December 31, 2022, respectively, approximately $809.9 million and $906.6 million of the Company’s Assets Under Management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of September 30, 2023 and December 31, 2022, approximately 41% and 43%, respectively, of these Assets Under Management were not charged management fees or incentive income.
The following table presents management fees and incentive income charged on investments held by the Company’s executive managing directors, employees and certain other related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$971	$1,243	$2,832	$3,392
Incentive income	$570	$192	$1,543	$1,005
Investment in SPAC

The SPAC, sponsored by the Company, did not consummate an initial business combination within the time period required by its charter. As a result, in the second quarter of 2023, the SPAC redeemed all of its outstanding public shares for cash and the public and private placement of $11.2 million warrants held by the Company became worthless. The SPAC’s dissolution is in progress. The Company, prior to the SPAC liquidation, owned the majority of the Class B ordinary shares outstanding of the SPAC, and consolidated it under the voting interest model, and therefore the private placement warrants and Class B ordinary shares held by the Company were eliminated upon consolidation. Refer to Note 2 in the Company’s Annual Report for additional details on the SPAC.
Investment in Structured Alternative Investment Solution
In the first quarter of 2022, the Company closed on a $350.0 million structured alternative investment solution, a collateralized financing vehicle consolidated by the Company. The Company invested approximately $127.8 million in the vehicle.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Sculptor Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of September 30, 2023, the estimated future payment

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
under the tax receivable agreement was $173.1 million, which is recorded in the tax receivable agreement liability balance on the consolidated balance sheets.
The table below presents management’s estimate as of September 30, 2023, of the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
October 1, 2023 to December 31, 2023	$—
2024	18,041
2025	6,652
2026	26,903
2027	30,443
Thereafter	91,085
Total Payments	$173,124
Litigation
From time to time, the Company is involved in litigation and claims incidental to the conduct of the Company’s business. The Company is also subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over the Company and its business activities.
The Company accrues a liability for legal proceedings only when those matters present loss contingencies that it believes are both probable and reasonably estimable. As of September 30, 2023, the Company does not have any potential monetary liability related to any current legal proceeding or claim that would individually, or in the aggregate, materially affect its results of operations, financial position or cash flows.
Disclosure Complaints
As of November 6, 2023, the Company has received (i) four demand letters from purported stockholders of the Company claiming that the preliminary proxy statement filed on August 21, 2023 contained material misstatements and omissions with respect to the discussion of the Mergers and (ii) seven demand letters from purported stockholders of the Company claiming that the Original Proxy Statement or the Second Supplement contained material misstatements and omissions with respect to the discussion of the Mergers. In addition, lawsuits have been filed by purported stockholders of the Company making similar allegations with respect to the preliminary proxy: Yale David v. Sculptor Capital Management, Inc. et al., No. 23-cv-07921 (S.D.N.Y. September 7, 2023); Edward Edgerton v. Sculptor Capital Management, Inc., et al. No. 23-cv-07999 (S.D.N.Y. September 11, 2023) (together, the “Disclosure Complaints”).
Beauchemin Action
On September 11, 2023, stockholder Gilles Beauchemin filed a purported class action against the Company and each of the Company’s directors in the Court of Chancery of the State of Delaware, captioned Gilles Beauchemin v. Marcy Engel, et al., No. 2023-0921- (Del. Ch. September 11, 2023) (the “Beauchemin Action”). The Beauchemin Action alleges, among other things, that the Board and Special Committee violated their fiduciary duties in connection with the Mergers. The Beauchemin Action seeks, among other things, injunctive relief. Along with his September 11 complaint, the plaintiff in the Beauchemin Action filed a

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
motion for a preliminary injunction, and a motion to expedite seeking expedited relief from the court. On September 25, 2023, plaintiff in the Beauchemin Action served requests for production on the defendants and issued subpoenas to certain advisors of the Company and the Special Committee and Saba Capital Management, LP. On September 26, 2023, the Court held argument on the motion to expedite, during which it denied the motion without prejudice on the grounds that it was premature given the ongoing nature of the Special Committee’s deliberations. The Court ordered the parties to negotiate a plan for expedited discovery in the event it ordered such discovery at a later date. On October 15, the plaintiff in the Beauchemin Action filed an amended complaint. A hearing in the matter is scheduled for November 14, 2023. The Company, Board and Special Committee believe that the allegations set forth in the Beauchemin Action are without merit and intend to oppose the request to enjoin the Special Meeting.
Former EMD Group Action
On October 17, 2023, stockholders and former Executive Managing Directors Daniel S. Och, Harold A. Kelly, Jr., Richard Lyon, James O’Connor, and Zoltan Varga (the “Former EMD Group’’) filed a purported class action complaint on behalf of themselves and purportedly all other similarly situated stockholders of the Company against Marcy Engel, Bharath Srikrishnan, Charmel Maynard, David Bonanno, James Levin, Wayne Cohen, Sculptor Capital Management, Inc., Sculptor Capital LP, Sculptor Capital Advisors LP, Sculptor Capital Advisors II LP, Calder Sub, Inc., Calder Sub I, LP, Calder Sub II, LP, Calder Sub III, LP, and Rithm Capital Corp. in the Court of Chancery of the State of Delaware, captioned Och, et al. v. Engel, et al., C.A. No. 2023-1043-SG (the “Former EMD Group Action”). The complaint in the Former EMD Group Action alleges, among other things, that the Board and Special Committee violated their fiduciary duties in connection with the Mergers. The Former EMD Group complaint sought, among other things, injunctive relief.
On October 20, 2023, the parties in the Beauchemin Action and the Former EMD Group Action jointly filed a proposed stipulation coordinating and consolidating the two proceedings in connection with discovery and a preliminary injunction hearing on November 9, 2023. The Court ordered the stipulation coordinating and consolidating the two proceedings on October 23, 2023.
On October 27, 2023, Rithm filed a letter with the Court, providing an update regarding the Founder EMD Group’s agreement to vote their shares in favor of a revised merger agreement between Rithm and the Company and seeking the Court’s approval to enter a stipulation and proposed order withdrawing the claims in the Former EMD Group Action with prejudice as to the Former EMD Group. The stipulation provides that stockholder Gilles Beauchemin will continue to represent the putative class in the consolidated action, including with respect to the preliminary injunction hearing.
On October 29, 2023, the plaintiff in the Beauchemin Action filed a consolidated amended complaint, adding the Former EMD Group as defendants, alleging that they breached duties to the class in connection with their settlement, and Rithm as a defendant, alleging it aided and abetted the former EMD Group’s breach of duties. The Company, Board and Special Committee believe that the allegations set forth in the Beauchemin Action are without merit and intend to oppose the request to enjoin the Special Meeting.
Section 220 Demands
The Company has also received four books and records demands pursuant to 8 Del. C. § 220 (the “Section 220 Demands”), including one submitted by the Former EMD Group, seeking, among other things, meeting minutes concerning the Mergers or any strategic alternatives, all materials considered by the Board and Special Committee in connection with its consideration of the Mergers or any strategic alternatives, and communications from the Board, the Special Committee, and the Company’s management related to the same. The Company received the fourth Section 220 Demand on October 9, 2023. The Company has sent a letter objecting to each of the four Section 220 Demands. The Company has commenced production in response to three of the demands, and will produce additional records in response to the Section 220 Demands as deemed appropriate. The Company has entered into an NDA with three of the Section 220 shareholders, which governs the treatment of all materials produced in response to the Section 220 Demands. On October 27, 2023, the Former EMD Group agreed to withdraw its Section 220 Demand.

SCULPTOR CAPITAL MANAGEMENT, INC. — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Class E Unitholder Action
On November 1, 2023, former executive managing directors and holders of LP Class E Units Akhil Mago, David Becker, Andrew Frank, and Nathaniel Ewing filed an action against the Company in the Supreme Court of the State of New York, captioned Akhil Mago et al. v. Sculptor Capital Management et al. (N.Y. Sup. Ct. Nov. 1, 2023) (the “Class E Unitholder’s Complaint”), along with an order to show cause why the Court should not issue an order preliminarily enjoining the Company from holding the Special Meeting on November 16, 2023. The Class E Unitholders’ Complaint alleges that the proposed cancellation of the LP Class E Units contemplated by the transactions without the consent of the Class E Unitholders violates the terms of the limited partnership agreements of the Operating Partnerships. It seeks a declaration that the consummation of the transactions without the consent of the Class E Unitholders constitutes a breach of those agreements, and an injunction precluding the Company from consummating the transactions. The Company believes that the allegations set forth in the Class E Unitholders’ Complaint are without merit and intends to oppose the request to enjoin the Special Meeting. On November 14, 2023, the Court will hear oral argument on the Class E Unitholders’ request for a preliminary injunction.
Investment Commitments
The Company has unfunded capital commitments of $203.0 million to certain funds it manages, of which $72.0 million relates to commitments of the Company’s consolidated structured alternative investment solution. The remaining $131.0 million relates to commitments of the Company to unconsolidated funds. Approximately $89.7 million of the Company’s commitments will be funded by contributions to the Company from certain employees and executive managing directors. The Company expects to fund these commitments over the approximately next 5 years. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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
Additionally, the Company has agreements with certain of the funds it manages to reimburse certain expenses in excess of an agreed-upon cap. During the nine months ended September 30, 2023 and 2022, these amounts were not material.
17. SUBSEQUENT EVENTS
Agreement and Plan of Merger
On July 23, 2023, the Company entered into an Agreement and Plan of Merger, as amended on October 12, 2023 by Amendment No. 1 to Agreement and Plan of Merger, as further amended on October 26, 2023 by Amendment No. 2 to Agreement and Plan of Merger (including the schedules and exhibits thereto, the “Merger Agreement”), by and among the Company, Rithm Capital Corp., a Delaware corporation (“Rithm”), the Sculptor Operating Partnerships, Calder Sub, Inc., a Delaware corporation and subsidiary of Rithm (“Merger Sub Inc.”), Calder Sub I, LP, a Delaware limited partnership and subsidiary of Rithm (“Merger Sub I”), Calder Sub II, LP, a Delaware limited partnership and subsidiary of Rithm (“Merger Sub II”), and Calder Sub III, LP, a Delaware limited partnership and subsidiary of Rithm (“Merger Sub III” and, collectively with Merger Sub I and Merger Sub II, the “LP Merger Subs” and, collectively with Merger Sub Inc., the “Merger Subs”).
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
SEPTEMBER 30, 2023
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
On the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, (i) each Class A Share issued and outstanding immediately prior to the Effective Time (but excluding (x) any shares of Class A Shares and Class B Shares (the “ Company Common Stock” that are owned directly by Rithm, Merger Sub Inc. or any of their subsidiaries immediately prior to the Effective Time or held in treasury of the Company, (y) any shares of the Company Common Stock as to which appraisal rights have been properly exercised and (z) any unvested and outstanding award of service-based restricted shares of the Company Common Stock granted pursuant to the Company’s equity incentive plans to be cancelled without payment in respect thereof pursuant to Section 3.06(c) of the Merger Agreement) will be cancelled and converted into the right to receive an amount in cash equal to $12.70, without interest (the “Public Merger Consideration”), (ii) each Class B Share issued and outstanding immediately prior to the Effective Time will be cancelled and no payment will be made in respect thereof and (iii) each issued and outstanding share of common stock, par value $0.01 per share, of Merger Sub Inc. issued and outstanding immediately prior to the Effective Time will be converted into and become one (1) fully paid and non-assessable share of common stock, par value $0.01 per share, of the Surviving Corporation.
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
The Merger Agreement also includes customary termination rights for both the Company and Rithm, subject, in certain circumstances, to the payment by the Company of a termination fee of approximately $22.4 million.
Warrant Exercise
On October 12, 2023, Rithm acquired warrants to purchase an aggregate of 4,338,015 shares of the Company’s Class A Common Stock from Delaware Life Insurance Company. On October 13, 2023, the Company issued 4,338,015 shares of Class A Common Stock to Rithm following their exercise in full of such warrants for an aggregate purchase price of approximately $34.5 million. As a condition to Rithm’s willingness to increase the merger consideration, Rithm requested that the Company waive certain elements of the “standstill” provision in Rithm’s non-disclosure agreement in order to permit the negotiations and purchase by Rithm of the warrants.

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
Overview
Overview of Our Business
Sculptor Capital is a leading global alternative asset manager and a specialist in opportunistic investing. With offices in New York, London, Hong Kong and Shanghai, we provide asset management services and investment products across Credit, Real Estate and Multi-Strategy platforms with approximately $32.8 billion in Assets Under Management as of November 1, 2023. We serve our global client base through our commingled funds, separate accounts and specialized products. For over 25 years, the Company has pursued consistent outperformance by building an operating model and culture which balance the ability to act swiftly on market opportunity with rigorous diligence that minimizes risk. The Company’s model is driven by a global team that is predominantly home-grown, long tenured and incentivized to put client outcomes first. The Company’s capabilities span all major geographies and asset classes, including corporate credit, structured credit, real estate debt and equity, fundamental equities, merger arbitrage, and convertible and derivative arbitrage.
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
Pending Merger with Rithm Capital
On July 23, 2023, we entered into an Agreement and Plan of Merger, as amended on October 12, 2023 by Amendment No. 1 to Agreement and Plan of Merger, as further amended on October 26, 2023 by Amendment No. 2 to Agreement and Plan of Merger (including the schedules and exhibits thereto, the “Merger Agreement”), by and among the Company, Rithm Capital Corp., a Delaware corporation (“Rithm”), the Sculptor Operating Partnerships, Calder Sub, Inc., a Delaware corporation and subsidiary of Rithm (“Merger Sub Inc.”), Calder Sub I, LP, a Delaware limited partnership and subsidiary of Rithm (“Merger Sub I”), Calder Sub II, LP, a Delaware limited partnership and subsidiary of Rithm (“Merger Sub II”), and Calder Sub III, LP, a Delaware limited partnership and subsidiary of Rithm (“Merger Sub III” and, collectively with Merger Sub I and Merger Sub II, the “LP Merger Subs” and, collectively with Merger Sub Inc., the “Merger Subs”).
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
On October 12, 2023, Rithm acquired warrants to purchase an aggregate of 4,338,015 shares of our Class A Common Stock from Delaware Life Insurance Company. The warrants had an exercise price of $7.95 per share and on October 13, 2023, we issued 4,338,015 shares of Class A Common Stock to Rithm following their exercise in full of such warrants for an aggregate purchase price of approximately $34.5 million. As a condition to Rithm’s willingness to increase the merger consideration, Rithm requested that the Company waive certain elements of the “standstill” provision in Rithm’s non-disclosure agreement in order to permit the negotiations and purchase by Rithm of the warrants.
For additional information related to the Merger Agreement, please refer to our Current Reports on Form 8-K filed with the SEC on July 24, 2023, October 12, 2023 and October 27, 2023 and Note 17 to the accompanying unaudited consolidated financial statements. For additional information related to certain litigation matters related to the Merger Agreement, please refer to Note 16 to the accompanying unaudited consolidated financial statements and Part II, Item 1. Legal Proceedings.
Overview of Our Financial Results
As a global alternative asset manager, our results of operations are impacted by a variety of factors, including conditions in the global financial markets and economic and political environments. Financial markets came under pressure as long-term interest rates experienced one of the steepest increases of the past decade. This repricing towards a “higher for longer” regime resulted in a sharp correction across most risk assets during the quarter, disrupting a resilient market rally that persisted throughout much of 2023. In the third quarter of 2023, Sculptor Credit Opportunities Master Fund and Sculptor Master Fund extended strong year-to-date absolute and relative performance versus peer indices amidst continued volatility and an uncertain economic environment. Market conditions remain challenged, and we believe both our funds, through their unconstrained investment style, and our platform, from our business diversification and currently strong balance sheet, are well positioned to navigate these challenging conditions.
As of September 30, 2023, our AUM was $33.8 billion, a decrease of $2.4 billion year-over-year, and our longer-term AUM was $25.1 billion or 74% of our total AUM. Our AUM decreased primarily due to (i) net outflows in multi-strategy funds and (ii) distributions and other reductions in credit and real estate funds. These decreases were partially offset by (i) performance related appreciation in multi-strategy and opportunistic credit funds and (ii) net inflows primarily in Institutional Credit Strategies and real estate funds.
We reported a GAAP net loss of $31.1 million in the third quarter of 2023, compared to net loss of $22.5 million for the third quarter of 2022, and GAAP net loss of $19.0 million in the first nine months of 2023, compared to a GAAP net loss of $13.7 million in the first nine months of 2022.
Management fees were $60.2 million in the third quarter of 2023, a decrease of $6.0 million compared to the third quarter of 2022. Our management fees fell primarily due to lower average assets under management in our multi-strategy funds, as a result of net outflows as well as certain distributions in our credit and real estate funds.
Incentive income was $17.8 million in the third quarter of 2023 , an increase of $10.2 million compared to the third quarter of 2022. Incentive income for the quarter was driven primarily by crystallizations in our real estate and opportunistic credit funds.
Expenses were $111.1 million in the third quarter of 2023, up by $10.8 million from the third quarter of 2022. This was primarily driven by elevated legal costs related to activities of the Special Committee of our Board of Directors.
Other loss in the third quarter of 2023 increased by $4.4 million from the third quarter of 2022, primarily as a result of changes in the fair value of warrant liabilities and net losses of consolidated funds, partially offset by net gains on our investments.
Please see the “Results of Operations” section of this MD&A for commentary regarding changes in net loss attributable to noncontrolling interests.
Economic income was a loss of $3.0 million for the third quarter of 2023, which decreased from a gain of $5.7 million for the third quarter of 2022. Economic income was $18.7 million in the first nine months of 2023, compared to $67.5 million in the first nine months of 2022. The decrease in the quarter was primarily due to lower management fees and higher general, administrative and other expenses, largely as a result of elevated legal costs for the activities of the Special Committee of our Board of Directors, partially offset by higher incentive income.
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
Information with respect to our AUM throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of September 30, 2023, approximately 2% of our AUM represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 41% of these affiliated AUM are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund or vehicle, we waive or rebate a corresponding portion of the management fees charged to the fund.
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
As a result of the performance-related depreciation in Sculptor Master Fund and Sculptor Credit Opportunities Master Fund in 2022, we will not earn incentive income in future periods on the AUM of certain investors until such losses from 2022 have been recovered. As of September 30, 2023, we had $245.2 million of fund-related losses remaining in Sculptor Master Fund, versus $1.4 billion as of December 31, 2022, representing substantial progress against our high watermark position given fund appreciation year-to-date. In Sculptor Credit Opportunities Master Fund, we fully recovered our 2022 losses in the second quarter of 2023 given fund appreciation year-to-date.

Summary of Changes in AUM
The tables below present the changes to our AUM for the respective periods based on the type of funds or investment vehicles we manage.

	Three Months Ended September 30, 2023
	June 30, 2023	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	September 30, 2023

	(dollars in thousands)
Multi-strategy funds	$8,519,226	$(667,709)	$—	$229,859	$—	$8,081,376
Credit
Opportunistic credit funds	5,831,145	(156,987)	(221,363)	87,598	—	5,540,393
Institutional Credit Strategies	16,175,187	247,092	(257,905)	3,909	(286,244)	15,882,039
Real estate funds	4,232,951	62,652	(48,278)	6,706	(5,733)	4,248,298
Total	$34,758,509	$(514,952)	$(527,546)	$328,072	$(291,977)	$33,752,106

	Three Months Ended September 30, 2022
	June 30, 2022	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	September 30, 2022

	(dollars in thousands)
Multi-strategy funds	$9,749,477	$(228,265)	$—	$(162,931)	$—	$9,358,281
Credit
Opportunistic credit funds	6,026,297	3,836	(10,400)	(30,782)	—	5,988,951
Institutional Credit Strategies	16,459,864	71,228	(61,481)	809	(234,836)	16,235,584
Real estate funds	4,623,952	18,646	(102,218)	1,083	(11,783)	4,529,680
Total	$36,859,590	$(134,555)	$(174,099)	$(191,821)	$(246,619)	$36,112,496

	Nine Months Ended September 30, 2023
	December 31, 2022	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	September 30, 2023

	(dollars in thousands)
Multi-strategy funds	$9,174,103	$(2,038,434)	$—	$945,707	$—	$8,081,376
Credit
Opportunistic credit funds	5,970,962	(198,740)	(646,702)	414,873	—	5,540,393
Institutional Credit Strategies	16,273,736	338,843	(499,551)	12,297	(243,286)	15,882,039
Real estate funds	4,563,692	115,443	(454,368)	21,925	1,606	4,248,298
Total	$35,982,493	$(1,782,888)	$(1,600,621)	$1,394,802	$(241,680)	$33,752,106

	Nine Months Ended September 30, 2022
	December 31, 2021	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	September 30, 2022

	(dollars in thousands)
Multi-strategy funds	$11,112,445	$(55,543)	$(49)	$(1,698,572)	$—	$9,358,281
Credit
Opportunistic credit funds	6,350,474	(19,017)	(113,989)	(228,517)	—	5,988,951
Institutional Credit Strategies	16,052,406	991,508	(214,877)	(2,138)	(591,315)	16,235,584
Real estate funds	4,544,862	233,039	(221,998)	1,416	(27,639)	4,529,680
Total	$38,060,187	$1,149,987	$(550,913)	$(1,927,811)	$(618,954)	$36,112,496
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
AUM totaled $33.8 billion as of September 30, 2023. In the nine months ended September 30, 2023, AUM decreased by $2.2 billion, driven by: (i) net outflows of $1.8 billion, primarily in our multi-strategy funds, and (ii) distributions and other reductions of $1.6 billion in credit and real estate funds. These decreases were partially offset by performance-related appreciation of $1.4 billion, primarily in our multi-strategy and opportunistic credit funds.
AUM net outflows of $1.8 billion in the nine months ended September 30, 2023, were comprised of (i) $2.5 billion of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds, and (ii) $717.4 million of gross inflows net of transfers, driven primarily by $176.2 million in opportunistic credit funds largely due to an additional close in STAX and $341.7 million in Institutional Credit Strategies largely from the launch of an additional CLO. In 2023, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from sovereign wealth and corporates, high net worth and family offices and pensions, while the largest sources of gross outflows were attributable to pensions, sovereign wealth and corporates and high net worth and family offices.
Also as to flows, following a strong fundraising start to 2022, inflows slowed in the second half of 2022, and we are experiencing elevated redemption requests and negative impact on our ability to raise new capital from investors into our funds so far in 2023, driven by a variety of factors, primarily the uncertainty and perceived instability created by actions taken by certain former executive managing directors over the last year. Also relevant are market factors impacting investor allocations, idiosyncratic factors related to one or more investors (e.g., rebalancing), idiosyncratic factors related to one or more of our funds (e.g., fund performance) and other factors.
The actions (as described in the Risk Factor in our Annual Report titled, “The founder and former Chief Executive Officer of Och-Ziff has taken certain actions that have had an adverse impact on our business”) by the founder and former CEO of Och-Ziff have created headwinds for our business including negative effects on fund investor sentiment.
Distributions and other reductions of $1.6 billion in the nine months ended September 30, 2023, were driven primarily by: (i) $646.7 million of distributions from our opportunistic credit funds, primarily the Customized Credit Focused Platform, (ii) $499.6 million of distributions from Institutional Credit Strategies primarily from paydowns in certain of our CLOs, and (iii) $454.4 million of distributions from our real estate funds as a result of the liquidation of our SPAC and realizations as legacy funds harvest assets, primarily in Sculptor Real Estate Credit Fund I and Sculptor Real Estate Fund III.
As of November 1, 2023, estimated AUM decreased to $32.8 billion, driven by $471.2 million of net outflows, $357.6 million of distributions and other reductions, as well as $128.4 million of performance-related depreciation since September 30, 2023.

In the nine months ended September 30, 2022, AUM net inflows of $1.1 billion were comprised of (i) $2.2 billion of gross inflows net of transfers, driven by $1.0 billion in Institutional Credit Strategies, from the launch of additional CLOs, $700.3 million in multi-strategy funds, $213.5 million in opportunistic credit funds due to the launch of STAX, and $233.0 million in real estate funds, driven by the launch of Real Estate Credit Fund II; and (ii) $1.0 billion of gross outflows due to redemptions, primarily in our multi-strategy and opportunistic credit funds. In the nine months ended September 30, 2022, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from high net worth and family offices, sovereign wealth and corporates, and pensions, while pensions, high net worth and family offices, and fund-of-funds were the largest source of gross outflows.
Summary of Changes in FP AUM
The tables below present the changes to our FP AUM for the respective periods based on the type of funds or investment vehicles we manage. FP AUM represents the AUM on which we earn management fees and / or incentive income.

	Three Months Ended September 30, 2023
	June 30, 2023	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	September 30, 2023

	(dollars in thousands)
Multi-strategy funds	$8,389,660	$(657,743)	$—	$226,811	$18,282	$7,977,010
Credit
Opportunistic credit funds	5,169,983	(193,837)	(219,582)	85,216	19,789	4,861,569
Institutional Credit Strategies	11,112,003	—	(163,823)	2,122	(227,757)	10,722,545
Real estate funds	3,781,610	61,320	(41,109)	6,706	(5,721)	3,802,806
Total	$28,453,256	$(790,260)	$(424,514)	$320,855	$(195,407)	$27,363,930

	Three Months Ended September 30, 2022
	June 30, 2022	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	September 30, 2022

	(dollars in thousands)
Multi-strategy funds	$9,540,651	$(193,345)	$—	$(160,887)	$(1,895)	$9,184,524
Credit
Opportunistic credit funds	5,499,913	(99,818)	—	(29,946)	(29,694)	5,340,455
Institutional Credit Strategies	11,235,812	70,601	(28,698)	596	(239,044)	11,039,266
Real estate funds	3,894,282	11,106	(91,150)	—	(4,719)	3,809,519
Total	$30,170,658	$(211,456)	$(119,848)	$(190,237)	$(275,353)	$29,373,764

	Nine Months Ended September 30, 2023
	December 31, 2022	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	September 30, 2023

	(dollars in thousands)
Multi-strategy funds	$9,020,989	$(1,963,882)	$—	$935,002	$(15,099)	$7,977,010
Credit
Opportunistic credit funds	5,387,491	(383,436)	(641,759)	405,710	93,563	4,861,569
Institutional Credit Strategies	11,158,253	58,543	(296,507)	8,449	(206,193)	10,722,545
Real estate funds	3,717,036	108,673	(192,321)	17,615	151,803	3,802,806
Total	$29,283,769	$(2,180,102)	$(1,130,587)	$1,366,776	$24,074	$27,363,930

	Nine Months Ended September 30, 2022
	December 31, 2021	Inflows / (Outflows)(1)	Distributions / Other Reductions	Appreciation / (Depreciation)	Other(2)	September 30, 2022

	(dollars in thousands)
Multi-strategy funds	$10,877,541	$(35,203)	$(49)	$(1,661,426)	$3,661	$9,184,524
Credit
Opportunistic credit funds	5,742,605	(126,041)	(100,715)	(224,818)	49,424	5,340,455
Institutional Credit Strategies	11,142,956	529,050	(96,550)	(1,764)	(534,425)	11,039,266
Real estate funds	3,875,427	173,317	(178,637)	—	(60,588)	3,809,519
Total	$31,638,529	$541,123	$(375,951)	$(1,888,008)	$(541,929)	$29,373,764
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
FP AUM totaled $27.4 billion as of September 30, 2023. FP AUM is lower than AUM primarily due to:
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
In the nine months ended September 30, 2023, FP AUM decreased by $1.9 billion, primarily as a result of drivers discussed in the Summary of Changes in AUM section above.
Weighted-Average FP AUM and Average Management Fee Rates
The table below presents our weighted-average FP AUM and average management fee rates for our FP AUM. Weighted-average FP AUM exclude the impact of third quarter investment performance for the periods presented, as these amounts generally do not impact management fees calculated for those periods. Our average management fee may vary from period to period based on the mix of products that comprise our FP AUM. The average management fee rates below consider management fees on an Economic Income basis. For reconciliations of our non-GAAP measures to the respective GAAP measures, please see “—Economic Income Reconciliations” section of this MD&A.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Weighted-average fee-paying assets under management	$27,460,554	$29,790,066	$27,814,570	$30,819,835
Average management fee rates	0.81%	0.82%	0.84%	0.85%
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
The table below presents AUM and investment performance for our multi-strategy funds. AUM are generally based on the net asset value of these funds plus any unfunded commitments, if applicable. Management fees generally range from 1.00% to 2.00% annually of FP AUM. For the third quarter of 2023, our multi-strategy funds had an average management fee rate of 1.25% of FP AUM.
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

			Returns for the Nine Months Ended September 30,				Annualized Returns Since Inception Through September 30, 2023
	Assets Under Management as of September 30,		2023		2022
	2023	2022	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Sculptor Master Fund(1)	$8,072,922	$9,346,943	12.9%	11.7%	-13.3%	-14.2%	15.4%	(2)	10.7%	(3)
Other funds	8,454	11,338	n/m	n/m	n/m	n/m	n/m		n/m
	$8,081,376	$9,358,281
_______________
n/m not meaningful
(1)The returns for the Sculptor Master Fund exclude Special Investments. Special Investments in the Sculptor Master Fund are held by investors representing a small percentage of AUM in the fund. Inclusive of these Special Investments, the returns of the Sculptor Master Fund for the nine months ended September 30, 2023 were 13.0% gross and 11.8% net, for the nine months ended September 30, 2022 were -13.3% gross and -14.2% net, and annualized since inception through September 30, 2023 were 15.2% gross and 10.5% net.

(2)The annualized returns since inception are those of the Sculptor Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Sculptor Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Sculptor Master Fund in currencies other than the U.S. dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Sculptor Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of September 30, 2023, the annualized returns since the Sculptor Master Fund’s inception on January 1, 1998 were 12.4% gross and 8.3% net excluding Special Investments and 12.1% gross and 8.1% net inclusive of Special Investments.
AUM in our multi-strategy funds decreased by $1.3 billion, or 14%, year-over-year. This was driven primarily by $2.3 billion of net outflows and transfers, partially offset by $1.1 billion of performance-related appreciation. In first nine months of 2023, the largest sources of gross inflows into our multi-strategy funds were from high net worth and family offices, pensions and fund-of-funds, while the largest sources of gross outflows were attributable to pensions, sovereign wealth and corporates and high net worth and family offices.
The Sculptor Master Fund generated a gross return of 12.9% and a net return of 11.7% in the first nine months of 2023 as compared to the HFRI Fund Weighted Composite Index which generated 3.9%. The fund delivered strong absolute and relative performance on a historically low risk position for the fund, recovering a majority of our 2022 losses and reducing our high watermark.
In the first nine months of 2022, the Sculptor Master Fund generated a gross return of -13.3% and a net return of -14.2%. Our investment model, which benefits from conservative positioning, a centralized risk framework and inherent diversification, protected capital during a volatile period, minimizing losses as compared to the broader market. Losses in the fund were predominately from equities, while positions within convertible and derivative arbitrage and corporate credit were also detractors. These losses were partially offset by gains in structured credit.
Credit

	Assets Under Management as of September 30,
	2023	2022

	(dollars in thousands)
Opportunistic credit funds	$5,540,393	$5,988,951
Institutional Credit Strategies	15,882,039	16,235,584
	$21,422,432	$22,224,535
Opportunistic Credit Funds
Our opportunistic credit funds seek to generate risk-adjusted returns by capturing value in mispriced investments across disrupted, dislocated and distressed corporate, structured and private credit markets globally.
AUM for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments, if applicable. Management fees for our opportunistic credit funds generally range from 0.75% to 1.75% annually of the net asset value of these funds. For the third quarter of 2023, our opportunistic credit funds had an average management fee rate of 0.95% of FP AUM.
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

			Returns for the Nine Months Ended September 30,				Annualized Returns Since Inception Through September 30, 2023
	Assets Under Management as of September 30,		2023		2022
	2023	2022	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Sculptor Credit Opportunities Master Fund(1)	$1,421,591	$1,742,713	10.0%	8.1%	-3.3%	-3.9%	12.6%	8.9%
Customized Credit Focused Platform	3,462,874	3,817,442	See below for return information on our Customized Credit Focused Platform.
Closed-end opportunistic credit funds	655,928	428,796	See below for return information on our closed-end opportunistic credit funds.
	$5,540,393	$5,988,951
_______________
(1)The returns for the Sculptor Credit Opportunities Master Fund exclude Special Investments, which are held by investors representing a small percentage of AUM in the fund. Inclusive of these Special Investments, the returns of the Sculptor Credit Opportunities Master Fund for the nine months ended September 30, 2023 were 10.1% gross and 8.2% net, for the nine months ended September 30, 2022 were -3.3% gross and -3.9% net, and annualized since inception through September 30, 2023 were 12.3% gross and 8.7% net.
AUM in our opportunistic credit funds decreased by $448.6 million, or 7%, year-over-year. This was driven primarily by (i) distributions and other reductions of $715.2 million primarily from the Customized Credit Focused Platform, and (ii) net outflows and transfers of $210.3 million, primarily in the Sculptor Credit Opportunities Master Fund, partially offset by $477.0 million of performance-related appreciation, primarily from our open-end funds. We continue to raise capital for STAX with total committed capital of $471 million to date. We plan to hold additional closes and have seen previous periods of market volatility act as a catalyst for capital raising in these types of strategies.
In the first nine months of 2023, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, delivered strong absolute and relative performance versus relevant credit indices and benchmarks, fully recovering 2022 losses and eliminating our high watermark and building upon its long-term track record. The fund generated a gross return of 10.0% and a net return of 8.1%, as compared to BAML Global High Yield of 5.4% and HFRX Fixed Income Credit Index of 2.9% for the first nine months of 2023. In the first nine months of 2023, both corporate credit and structured credit contributed to performance.
In the first nine months of 2022, the Sculptor Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of -3.3% and a net return of -3.9%. During the period, the fund delivered strong results as compared to BAML Global High Yield and HFRX Fixed Income Credit Index. In 2022, the fund experienced losses in corporate credit and experienced gains in structured credit.
Our Customized Credit Focused Platform invests under a flexible credit mandate across the credit spectrum to allow timely investments as market conditions change and dislocate. The table below presents investment performance for the fund.

	Weighted Average Return for the Nine Months Ended September 30,(2)				Inception to Date as of September 30, 2023
	2023		2022		IRR		Net Invested Capital Multiple(5)
Customized Credit Focused Platform	Gross	Net	Gross	Net	Gross(3)	Net(4)
Opportunistic Credit Performance(1)	10.3%	7.9%	-4.0%	-3.6%	14.3%	10.8%	4.5x
_______________
(1)Performance presented is for the opportunistic credit strategies in the Customized Credit Focused Platform. As of September 30, 2023, approximately 92% of the invested capital in the Customized Credit Focused Platform is invested in the Platform’s opportunistic credit strategies.
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

	Assets Under Management as of September 30,		Inception to Date as of September 30, 2023
	2023	2022	Total Commitments	Total Invested Capital(1)	Gross IRR(2)	Net IRR(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Sculptor Tactical Credit Fund (2022 - 2025)	$441,822	$221,604	$470,671	$244,582	15.0%	11.1%	1.1x
Sculptor European Credit Opportunities Fund (2012-2015)	—	—	459,600	305,487	15.7%	11.8%	1.5x
Sculptor Structured Products Domestic Fund II (2011-2014)	—	—	326,850	326,850	19.2%	15.1%	2.1x
Sculptor Structured Products Offshore Fund II (2011-2014)	—	—	304,531	304,531	16.5%	12.9%	1.9x
Sculptor Structured Products Offshore Fund I (2010-2013)	—	—	155,098	155,098	23.7%	18.9%	2.1x
Sculptor Structured Products Domestic Fund I (2010-2013)	—	3,645	99,986	99,986	22.4%	17.8%	2.0x
OZ Global Credit Master Fund I (2008-2009)	—	—	214,141	214,141	5.5%	4.2%	1.1x
Other funds	214,106	203,547	779,671	453,721	n/m	n/m	n/m
	$655,928	$428,796	$2,810,548	$2,104,396
_______________
n/m not meaningful

(1)Represents funded capital commitments net of recallable distributions to investors.
(2)Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of September 30, 2023, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.
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
AUM for Institutional Credit Strategies are generally based on the amount of equity outstanding for CLOs and CBOs (during the warehouse period), the par value of the collateral assets and cash held at CLOs and CBOs (after the warehouse period), and adjusted portfolio appraisal values for the aircraft collateral within the securitization vehicles. AUM also includes the net asset value of other investment vehicles within the strategy. However, AUM are reduced for any investments in CLOs and securitization vehicles held by our other funds. Management fees for Institutional Credit Strategies generally range from 0.25% to 0.50% annually of AUM. For the third quarter of 2023, Institutional Credit Strategies had an average management fee rate of 0.40% of FP AUM net of rebates on cross-investments from other funds we manage.
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

	Most Recent Launch or Refinancing Year		Assets Under Management as of September 30,
		Deal Size	2023	2022

		(dollars in thousands)
Collateralized loan obligations(1)	2017	$1,658,282	$886,532	$1,024,168
	2018	5,315,728	3,606,929	3,944,934
	2019	653,250	—	—
	2020	1,868,287	1,611,711	1,653,498
	2021	8,174,069	6,792,707	6,844,575
	2022	852,334	786,676	757,188
	2023	—	261,077	—
		18,521,950	13,945,632	14,224,363

Aircraft securitization vehicles	2018	696,000	357,259	432,723
	2019	1,128,000	280,531	295,813
	2020	472,732	151,757	171,383
	2021	821,529	542,297	579,783
		3,118,261	1,331,844	1,479,702

Collateralized bond obligation	2021	367,050	284,923	286,141

Other funds			319,640	245,378
		$22,007,261	$15,882,039	$16,235,584
_______________
(1)AUM for collateralized loan obligations includes AUM of CLOs in their warehouse period presented within Other funds.

AUM in Institutional Credit Strategies totaled $15.9 billion as of September 30, 2023, decreasing $353.5 million, or 2%, year-over-year. This was driven primarily by: (i) the amortization of certain of our CLOs, as a result of natural life-cycle events; and (ii) decreases driven by changes in the portfolio appraisal value for our aircraft securitization vehicles. These decreases were partially offset by (i) net inflows primarily from the launch of an additional CLO; and (ii) foreign currency translation adjustments in our European CLOs. CLO issuance for 2022 and the first nine months of 2023 was below our historical levels, given the current market environment as well as the current strategic transaction process.
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
AUM for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. AUM are reduced for unfunded commitments that will be funded through transfers from other funds. AUM for the real estate vehicle launched in December 2022 is based on net asset value. Management fees for our real estate funds, exclusive of co-investment vehicles, generally range from 0.50% to 1.50% annually of FP AUM, however, management fees for Sculptor Real Estate Credit Fund I and Sculptor Real Estate Credit Fund II are based on invested capital both during and after the investment period. For the third quarter of 2023, our real estate funds, inclusive of co-investment vehicles, had an average management fee rate of 0.92% of FP AUM.
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

	Assets Under Management as of September 30,
	2023	2022

Fund (Investment Period)	(dollars in thousands)
Sculptor Real Estate Fund I (2005-2010)	$—	$—
Sculptor Real Estate Fund II (2011-2014)	19,291	20,413
Sculptor Real Estate Fund III (2014-2019)	136,427	253,224
Sculptor Real Estate Fund IV (2019-2023)	2,595,257	2,593,846
Sculptor Real Estate Credit Fund I (2015-2020)	151,441	283,070
Sculptor Real Estate Credit Fund II (2022-2025)	158,726	143,211
Co-investment and other funds	1,187,156	1,235,916
	$4,248,298	$4,529,680

	Inception to Date as of September 30, 2023
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$408,081	$386,298	$847,612	25.5%	16.1%	2.2x	$386,298	$847,612	25.5%	2.2x
Sculptor Real Estate Fund II	839,508	762,588	1,606,663	32.8%	21.6%	2.1x	762,588	1,606,663	32.8%	2.1x
Sculptor Real Estate Fund III	1,500,000	1,112,924	2,239,242	30.2%	20.0%	2.0x	1,045,110	2,188,466	31.7%	2.1x
Sculptor Real Estate Fund IV	2,596,024	1,594,151	2,015,549	26.8%	14.5%	1.3x	337,506	522,909	56.7%	1.5x
Sculptor Real Estate Credit Fund I	736,225	735,888	959,659	18.0%	12.7%	1.3x	578,931	760,056	18.6%	1.3x
Sculptor Real Estate Credit Fund II(7)	180,540	69,916	80,039	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Co-investment and other funds	1,574,520	1,356,926	1,772,165	n/m	n/m	n/m	196,791	353,355	n/m	n/m
	$7,834,898	$6,018,691	$9,520,929				$3,307,224	$6,279,061

	Unrealized Investments as of September 30, 2023
	Invested Capital	Total Value	Gross MOIC(6)

Fund	(dollars in thousands)
Sculptor Real Estate Fund I	$—	$—	—
Sculptor Real Estate Fund II	—	—	—
Sculptor Real Estate Fund III	67,814	50,776	0.7x
Sculptor Real Estate Fund IV	1,256,646	1,492,640	1.2x
Sculptor Real Estate Credit Fund I	156,957	199,603	1.3x
Sculptor Real Estate Credit Fund II(7)	69,916	80,039	n/m
Co-investment and other funds	1,160,135	1,418,810	n/m
	$2,711,468	$3,241,869
_______________
n/m not meaningful
(1)An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.
(2)Invested capital represents total aggregate contributions made for investments by the fund.
(3)Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of September 30, 2023. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of September 30, 2023.
(4)Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of September 30, 2023, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.
(5)Net IRR is calculated as described in footnote (4), but is reduced by management fees and other fund-level fees and expenses not adjusted for in the calculation of gross IRR. Net IRR is further reduced by paid incentive and accrued incentive income that will be payable upon the distribution of each fund’s capital in accordance with the terms of the relevant fund. Accrued incentive income may be higher or lower at such time. The net IRR represents a composite rate of return for a fund and does not reflect the net IRR specific to any individual investor. For Sculptor Real Estate Fund IV, the Net IRR presented above reflects the effect of proration of management fees and certain expenses based on the portion of committed capital that is reflected in invested capital. Removing the effects of this proration results in a Net IRR of 12.9%.
(6)Gross MOIC for our real estate funds is calculated by dividing the value of a fund’s investments by the invested capital, prior to adjustments for incentive income, management fees or other expenses to be paid by the fund.
(7)This fund has not yet invested a level of committed capital that would lead to presentation of meaningful IRR and MOIC information. Therefore, such information is not presented. Sculptor Real Estate Credit Fund II total commitments include 34,300,000 associated with the structured alternative investment solution.
AUM in our real estate funds totaled $4.2 billion as of September 30, 2023, decreasing $281.4 million, or 6%, year-over-year. This was driven primarily by $623.2 million of distributions and other reductions, primarily related to: (i) distributions from Sculptor Real Estate Credit Fund I and Sculptor Real Estate Fund III as these funds are harvesting investments; and (ii) the liquidation of our SPAC, which was non-fee paying. These decreases were partially offset by net inflows and transfers of $305.9 million, primarily in a real estate investment vehicle. Our real estate funds continue to deploy capital and generate strong returns with a 30.2% annualized gross return in Sculptor Real Estate Fund III and an 18.0% annualized gross return in Sculptor Real Estate Credit Fund I.

Longer-Term AUM and Accrued But Unrecognized Incentive Income (“ABURI”)
As of September 30, 2023, approximately 74% of our AUM was subject to initial commitment periods of three years or longer, excluding AUM that had initial commitment periods of three years or longer and subsequently moved to shorter commitment periods at the end of their initial commitment period. The table below presents the amount of these AUM.

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Multi-strategy funds	$409,085	$408,171
Credit
Opportunistic credit funds	4,608,831	4,742,929
Institutional Credit Strategies	15,868,986	16,259,128
Real estate funds	4,248,297	4,562,718
	$25,135,199	$25,972,946
Longer-term AUM has increased from 26% in 2013 to 45% in 2016 to 74% as of September 30, 2023, driven by growth in opportunistic credit, Institutional Credit Strategies and real estate funds. Longer-term AUM creates stability in our platform and provides more consistency in our management fee earnings.
The table below presents the changes in the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues (ABURI) during the nine months ended September 30, 2023:

	December 31, 2022	Recognized Incentive Income	Performance	September 30, 2023
	(dollars in thousands)
Multi-strategy funds	$359	$(759)	$1,563	$1,163
Credit
Opportunistic credit funds	37,328	(18,365)	67,618	86,581
Real estate funds	122,815	(40,487)	35,951	118,278
	$160,502	$(59,612)	$105,132	$206,022
Incentive income, if any, on our longer-term AUM is based on the cumulative investment performance generated over the respective commitment period. These amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Revenues—Incentive Income” for additional information. As of September 30, 2023, our ABURI was $206.0 million, up $45.5 million in the first nine months of 2023 primarily from the positive performance in our opportunistic credit and real estate funds, partially offset by the crystallization of ABURI into incentive income. We generated $67.6 million of performance in our opportunistic credit funds, largely in the Customized Credit Focused platform and $36.0 million of performance in our real estate funds, largely in Sculptor Real Estate Fund IV, in the first nine months of 2023.
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
General, Administrative and Other. General, administrative and other expenses are comprised of professional services, occupancy and equipment, information processing and communications, recurring placement and related service fees, business development, insurance, impairment of right-of-use lease assets, foreign currency transaction gains and losses, and other miscellaneous expenses. Legal costs are also included within general, administrative and other.

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
Net (Losses) Gains of Consolidated Entities. Net (losses) gains of consolidated entities primarily consist of gains (losses) on investments held by consolidated entities, changes in the fair value of the structured alternative investment solution’s assets and liabilities and related interest and other income, as well as changes in the fair value of warrant liabilities related to our consolidated SPAC that was liquidated in the second quarter of 2023.
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
The Sculptor Operating Partnerships are partnerships for U.S. federal income tax purposes and the Registrant is a corporation for U.S. federal income tax purposes. Generally all of the income allocated to the Registrant from the Sculptor Operating Group will be subject to corporate-level income taxes in the U.S. See Note 12 to our consolidated financial statements for additional information regarding significant items impacting our income tax provision and effective tax rate.
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
During second quarter of 2023, our consolidated SPAC was liquidated and its Class A shares were redeemed. Allocations of earnings to these shares were reflected within net income (loss) attributable to redeemable noncontrolling interests in the consolidated statements of operations. Prior to its liquidation, increases or decreases in the net income (loss) attributable to SPAC investors’ interests in the SPAC were driven primarily by interest income generated on investments in U.S. Treasury bills, changes in fair value of warrant liabilities of the SPAC and various expenses related to legal costs, business development and insurance. Change in redemption value of Class A Shares of the consolidated SPAC, including the impact of the deferred underwriting fee reversal as a result of the SPAC liquidation, were reflected within change in redemption value of redeemable noncontrolling interests in the consolidated statements of operations.

Results of Operations
Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022
Net Loss Attributable to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net Loss Attributable to Class A Shareholders	$(31,113)	$(22,518)	$(18,967)	$(13,688)
Refer below for the discussion of the contributing factors to changes in net loss attributable to Class A Shareholders from the prior year.
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Management fees	$60,194	$66,236	$186,344	$211,443
Incentive income	17,801	7,566	62,383	73,788
Other revenues	7,683	3,576	20,931	8,526
(Loss) income of consolidated entities	(23)	1,453	4,535	1,603
Total Revenues	$85,655	$78,831	$274,193	$295,360
Total revenues for the quarter-to-date period were $85.7 million, increasing $6.8 million from prior year period, and total revenues for the year-to-date period were $274.2 million, decreasing $21.2 million when compared to the prior year period. These changes were primarily due to the following:
Management Fees
Management fees decreased by $6.0 million for the quarter-to-date period and $25.1 million for the year-to-date period, driven primarily by lower average assets under management in our multi-strategy funds, as a result of net outflows as well as certain distributions in our credit and real estate funds. Please see “—Managing Business Performance—Multi-Strategy Funds” for additional information regarding the performance of the Sculptor Master Fund and “—Managing Business Performance—Weighted-Average FP AUM and Average Management Fee Rates” and “—Managing Business Performance—Summary of Changes in FP AUM” above for information regarding our average management fee rates and further detail on changes in FP AUM, respectively.
Incentive Income
Incentive income increased by $10.2 million for the quarter-to-date period and decreased by $11.4 million for the year-to-date period. This was primarily driven by:

•Opportunistic credit funds. We recognized $6.3 million of incentive in the quarter and $20.4 million year-to-date primarily from distributions in the Customized Credit Focused Platform. A $5.6 million increase for the quarter-to-date period was due to incentive income recognized on distributions, whereas incentive is generally recognized at the end of a multi-year investment period, the timing of which will vary by fund and individual investor. Incentive income was flat year-over-year for the year-to-date period.
•Real estate funds. We recognized $10.7 million of incentive in the quarter and $40.5 million year-to-date driven by crystallizations in Sculptor Real Estate Fund III, as the fund is realizing investments during its harvest period. A $4.1 million increase for the quarter-to-date period and a $12.4 million decrease for the year-to-date period was driven by timing of realizations in our real estate funds which will vary from period to period based on exit opportunities.
Other Revenues
Other revenues increased by $4.1 million for the quarter-to-date period and increased $12.4 million for the year-to-date period primarily driven by higher interest income earned on both cash and cash equivalents, longer-term treasury bills and our risk retention investments in CLOs driven by higher interest rates.
Income of Consolidated Entities
Income of consolidated entities decreased by $1.5 million for the quarter-to-date period and increased $2.9 million for the year-to-date period. The quarter-to-date decrease and year-to-date increase were driven primarily by higher interest income generated on the trust assets of our consolidated SPAC invested in U.S. government obligations that were subsequently liquidated in the second quarter of 2023. For the year-to-date period, the increase in interest income was due to higher interest rates.
Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Compensation and benefits	$62,081	$67,130	$188,187	$224,658
Interest expense	6,712	3,876	18,462	10,588
General, administrative and other	42,088	28,290	105,811	82,031
Expenses of consolidated entities	229	1,031	2,080	2,943
Total Expenses	$111,110	$100,327	$314,540	$320,220
Total expenses for the quarter-to-date period were $111.1 million, increasing $10.8 million year-over-year, and total expenses for the year-to-date period were $314.5 million, decreasing $5.7 million year-over-year, primarily due to the following:
Compensation and Benefits
Compensation and benefits decreased by $5.0 million and $36.5 million for the quarter-to-date and year-to-date periods, respectively, primarily driven by:
•Bonus expense was relatively flat for the quarter-to-date period and decreased $16.1 million for the year-to-date period primarily as a result of lower carried interest profit sharing expense linked to incentive income generated by Sculptor Real Estate Fund III and Sculptor Real Estate Credit Fund I.
•Equity-based compensation expenses decreased by $4.8 million and $22.4 million for the quarter-to-date and year-to-date periods, respectively, primarily due to the following:
◦A $3.8 million decrease for the quarter-to-date period and a $18.4 million decrease for the year-to-date period, primarily related to amortizations of RSUs and RSAs due to fewer units outstanding, and lower weighted-average grant date fair value year-over-year for the RSUs.

◦A $1.1 million decrease for the quarter-to-date period and a $3.7 million decrease for the year-to-date period related to Group E Units, as fewer units remain unvested.
Interest Expense
$2.8 million and $7.9 million increases in interest expense for the quarter-to-date and year-to date periods, respectively, primarily due to higher interest rates.
General, Administrative and Other Expenses
$13.8 million and $23.8 million increases in general, administrative and other expenses for the quarter-to-date and year-to-date periods, respectively, primarily due to an increase in professional services expenses, largely as a result of elevated legal costs for the activities of the Special Committee of our Board of Directors.
Other (Loss) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Changes in fair value of warrant liabilities	$(9,717)	$(2,386)	$(9,977)	$40,690
Changes in tax receivable agreement liability	225	(14)	(302)	206
Net gains (losses) on investments	7,051	(2,989)	17,187	(39,171)
Net gains (losses) of consolidated entities	(9,440)	(3,498)	303	(5,792)
Other	$(1,406)	$—	$(1,406)	$—
Total Other (Loss) Income	$(13,287)	$(8,887)	$5,805	$(4,067)
Total other loss for the quarter-to-date period was $13.3 million, increasing from a loss of $8.9 million by $4.4 million year-over-year. Total other income for the year-to-date period was $5.8 million increasing from a loss of $4.1 million by $9.9 million year-over-year, which resulted from the following:
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
•Net gains (losses) on investments. Investment income increased by $10.0 million and $56.4 million for the quarter-to-date and year-to-date periods, respectively. This was primarily due to gains on our risk retention investments in our CLOs and equity method investments in our multi-strategy funds, compared to the prior year period in which these investments generated losses.
•Net gains (losses) of consolidated entities. Losses of consolidated entities increased by $5.9 million for the quarter-to-date period and decreased by $6.1 million for the year-to-date period. These changes were primarily due to fair value changes on our investment in our consolidated structured alternative investment solution. Additionally the year-to-date period increase in gains includes changes in the fair value of the warrant liabilities related to our consolidated SPAC, which was subsequently liquidated in the second quarter of 2023.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Income taxes	$(280)	$227	$11,277	$(720)
Income tax expense for the quarter-to-date period decreased by $0.5 million due to lower profitability for the period, and increased by $12.0 million for the year-to-date period, primarily due to increase in foreign taxes and disallowed expenses partially offset by loss recognized on the dissolution of SPAC.
Net Loss Attributable to Noncontrolling Interests
The following table presents the components of the net loss attributable to noncontrolling interests and net income attributable to redeemable noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Group A Units	$(8,667)	$(9,478)	$(26,776)	$(17,260)
Other	1,318	68	3,400	1,423
Noncontrolling Interests	$(7,349)	$(9,410)	$(23,376)	$(15,837)

Redeemable noncontrolling interests	$—	$(1,492)	$(3,350)	$(5,257)
Net loss attributable to noncontrolling interests for the quarter-to-date period was $7.3 million, increasing by $2.1 million compared to the prior year period. Net loss attributable to noncontrolling interests was $23.4 million for the year-to-date period, increasing by $7.5 million compared to the prior year period. The increase in loss was driven by higher losses generated by Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP in the third quarter of 2023 as compared to the third quarter of 2022. There was no income allocated to the noncontrolling interests from Sculptor Capital LP in those periods. During the Distribution Holiday, net income earned by any Sculptor Operating Partnership is allocated 100% to Sculptor Capital Management, Inc., while losses are allocated on a pro rata basis among the Group A Units (noncontrolling interests) and Sculptor Capital Management, Inc. as described in Note 3 to the financial statements included in this report.
Net income attributable to redeemable noncontrolling interests relates to the SPAC that was liquidated during the second quarter of 2023. As a result, there was no gain or loss attributed to the redeemable noncontrolling interests in the third quarter of 2023. The $1.9 million decrease for the year-to-date period was primarily due to a gain related to change in fair value of the SPAC’s warrant liabilities, which expired worthless in the second quarter of 2023 and higher interest income earned on the SPAC’s trust assets before they were liquidated.
Change in Redemption Value of Redeemable Noncontrolling Interests
The following table presents the change in redemption value of redeemable noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Change in redemption value of redeemable noncontrolling interests	$—	$174	$6,826	$3,939
The change in redemption value of redeemable noncontrolling interest for year-to-date period was a gain of $6.8 million, increasing by $2.9 million compared to the prior year period. These amounts represent the accretion to redemption value of the SPAC’s Class A Shares driven by the fluctuations in the SPAC’s earnings allocated to the SPAC’s Class A shareholders and a reversal of deferred underwriting fee originally allocated to the SPAC issued Class A Shares due to SPAC liquidation. No change in redemption value was recorded for the quarter-to-date period since the SPAC was liquidated during the second quarter of 2023.
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
•Depreciation and amortization expenses, changes in fair value of warrant liabilities, changes in the tax receivable agreement liability, net losses on retirement of debt, gains and losses on fixed assets, gains and losses on investments in funds, and changes in fair value of derivatives as management does not consider these items to be reflective of operating performance.
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
For reconciliations of our non-GAAP measures to the respective GAAP measures, please see “—Economic Income Reconciliations” section of this MD&A.
Our non-GAAP financial measures should not be considered alternatives to our GAAP net income allocated to Class A Shareholders or cash flow from operations, or as indicative of liquidity or the cash available to fund operations. Our non-GAAP measures may not be comparable to similarly titled measures used by other companies.
Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022
Economic Income (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Economic Income	$(2,994)	$5,747	$18,738	$67,513
Refer below for the discussion of the contributing factors to changes in Economic Income from the prior year.
Economic Income Revenues (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Economic Income Basis
Management fees	$56,138	$61,225	$174,167	$195,295
Incentive income	17,801	7,566	62,431	73,715
Other revenues	6,537	2,659	17,818	5,703
Total Economic Income Revenues	$80,476	$71,450	$254,416	$274,713
Economic Income revenues for the quarter-to-date period were $80.5 million, increasing $9.0 million, and Economic Income revenues for the year-to-date period were $254.4 million, decreasing $20.3 million from the prior year period. These changes were primarily due to the following:

Management Fees
Management fees decreased by $5.1 million for the quarter-to-date period and $21.1 million for the year-to-date period, driven primarily by lower average assets under management in our multi-strategy funds, as a result of net outflows as well as certain distributions in our credit and real estate funds. Please see “—Managing Business Performance—Multi-Strategy Funds” for additional information regarding the performance of the Sculptor Master Fund and “—Managing Business Performance—Weighted-Average FP AUM and Average Management Fee Rates” and “—Managing Business Performance—Summary of Changes in FP AUM” above for information regarding our average management fee rates and further detail on changes in FP AUM, respectively.
Incentive Income
Incentive income increased by $10.2 million for the quarter-to-date period and decreased $11.3 million for the year-to-date period, primarily due to the following:
•Opportunistic credit funds. We recognized $6.3 million of incentive in the quarter and $20.4 million year-to-date primarily from distributions in the Customized Credit Focused Platform. A $5.6 million increase for the quarter-to-date period was due to incentive income recognized on distributions, whereas incentive is generally recognized at the end of a multi-year investment period, the timing of which will vary by fund and individual investor. Incentive income was flat year-over-year for the year-to-date period.
•Real estate funds. We recognized $10.7 million of incentive in the quarter and $40.5 million year-to-date driven by crystallizations in Sculptor Real Estate Fund III, as the fund is realizing investments during its harvest period. A $4.1 million increase for the quarter-to-date and $12.4 million decrease for the year-to-date period was driven by timing of realizations in our real estate funds which will vary from period to period based on exit opportunities.
Other Revenues
Other revenues increased by $3.9 million for the quarter-to-date period and increased $12.1 million for the year-to-date period primarily as a result of higher interest income on our cash and cash equivalents, longer-term treasury bills and our risk retention investments in CLOs driven by higher interest rates.
Economic Income Expenses (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$40,984	$40,935	$130,144	$138,143
Interest expense	6,446	3,613	17,693	9,825
General, administrative and other expenses	36,041	21,247	87,841	59,232
Total Economic Income Expenses	$83,471	$65,795	$235,678	$207,200

Economic Income expenses for the quarter-to-date period were $83.5 million, increasing $17.7 million year-over-year, and for the year-to-date period were $235.7 million, increasing $28.5 million year-over-year, primarily due to the following:
Compensation and Benefits
Compensation and benefits remained flat for the quarter-to-date period and decreased $8.0 million for the year-to-date period primarily driven by a decrease of $9.9 million in bonus expense. This was primarily due to changes in real estate profit sharing expense linked to incentive income generated by Sculptor Real Estate Fund III.
Interest Expense
$2.8 million and $7.9 million increases in interest expense for the quarter-to-date and year-to date periods, respectively, primarily due to higher interest rates.
General, Administrative and Other Expenses
$14.8 million and $28.6 million increases in general, administrative and other expenses for the quarter-to-date and year-to-date periods, respectively, primarily due to an increase in professional services expenses, largely as a result of elevated legal costs for the activities of the Special Committee of our Board of Directors.
Liquidity and Capital Resources
Overview
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned from our funds.
We ended the quarter with $159.4 million of unrestricted cash and cash equivalents, and $26.6 million of management fees and incentive income receivable the majority of which will be collected in the fourth quarter of 2023 and $79.4 million of investments in U.S. government obligations that we can liquidate as needed. We also have access to an additional $25.0 million through our undrawn 2020 Revolving Credit Facility.
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

•Pursue new investment opportunities.
•Develop new distribution channels.
On July 23, 2023, we entered into the Merger Agreement with Rithm, which was amended on October 12, 2023 and October 26, 2023. The Merger Agreement contains limitations on actions that we may take between signing and closing without the consent of Rithm, including the declaration or payment of dividends, the repurchase of shares of our capital stock and entry into new lines of business. See Note 17 to the unaudited consolidated financial statements for more information regarding the Merger Agreement.
Share Repurchase Program
In February 2022, the Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. As of September 30, 2023, we repurchased 3,022,380 Class A Shares at the average price of $10.75 per share. No shares were repurchased in the three months ended September 30, 2023. The repurchase program has no expiration date. On July 23, 2023, we entered into the Merger Agreement, as amended on October 12, 2023 by Amendment No. 1 to Agreement and Plan of Merger, as further amended on October 26, 2023 by Amendment No. 2 to Agreement and Plan of Merger, with entities affiliated with Rithm. We do not intend to repurchase any shares while the Merger Agreement remains in effect. See Note 17 to the unaudited consolidated financial statements for more information regarding the Merger Agreement.
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
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (the “Ziffs”). As of September 30, 2023, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of certain Sculptor Operating Group assets, we expected to pay our executive managing directors and the Ziffs approximately $173.1 million. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. See Note 16 to our consolidated financial statements for additional details.
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
As discussed in Note 3 in our Annual Report, in connection with the Recapitalization, we and our executive managing directors agreed to a “Distribution Holiday” on the Group A Units, Group E Units, Group P Units, PSUs and certain RSUs and RSAs that will terminate on the earlier of (x) 45 days after the last day of the first calendar quarter as of which the achievement of $600.0 million of Distribution Holiday Economic Income is realized and (y) April 1, 2026. During the Distribution Holiday, dividends may continue to be paid on our Class A Shares. As of September 30, 2023, we have generated a total of $545.6 million of Distribution Holiday Economic Income, compared to the target of $600.0 million.
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

On July 23, 2023, we entered into the Merger Agreement with entities affiliated with Rithm, which agreement was amended on October 12, 2023 and October 26, 2023. Pursuant to the Merger Agreement, we will not pay dividends with respect to periods ending June 30, 2023 or thereafter, while the Merger Agreement remains in effect. See Note 17 to the unaudited consolidated financial statements for more information regarding the Merger Agreement.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the nine months ended September 30, 2023 and 2022 was $(54.2) million and $(324.5) million, respectively. Excluding the activity of our consolidated entities, our net cash from operating activities was $(52.4) million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments and bank deposits, less cash used for operating expenses, including interest paid on our debt obligations. Also contributing to cash from operating activities for the nine months ended September 30, 2022 were the investing activities of the structured alternative investment solution we consolidate.
Investing Activities. Net cash from investing activities for the nine months ended September 30, 2023 and 2022 was $200.0 million, and $(95.3) million, respectively. Excluding the activity of our consolidated entities, our net cash from investing activities was $(42.3) million and $139.8 million for nine months ended September 30, 2023 and 2022, respectively. Investing cash inflows in 2023 was primarily driven by the sale of the U.S. government obligations by our consolidated SPAC that was liquidated during the second quarter of 2023. Investing cash outflows in 2022 primarily related to purchases of U.S. Government obligations by us and our consolidated SPAC and investments made by us in our funds, partially offset by maturities and sales of U.S. government obligations and return of investments in our funds.
Financing Activities. Net cash from financing activities for the nine months ended September 30, 2023 and 2022 was $(242.3) million, and $200.0 million, respectively. Excluding the activity of our consolidated entities, our net cash from financing activities was $(0.1) million and $(15.7) million for the nine months ended September 30, 2023 and 2022, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations and those of our consolidated entities, repurchases of treasury shares, and proceeds from repurchase agreements used to finance risk retention investments in our CLOs. During the second quarter of 2023, our consolidated SPAC was liquidated, and as a result, it redeemed its Class A Shares. Additionally, our consolidated structured alternative investment solution issued $215.7 million of notes payable in 2022. These financing-related cash flows are of the consolidated entities and do not directly impact the cash flows related to our Class A Shareholders.

In the nine months ended September 30, 2023 and September 30, 2022, we entered into repurchase agreements to finance a risk retention investment in our European CLOs of $13.3 million and $20.4 million, respectively. In the nine months ended September 30, 2023, we did not repurchase any Class A shares, compared to $28.2 million of repurchases of Class A shares in the nine months ended September 30, 2022, as a part of our share repurchase program.
We paid dividends of $6.5 million and $6.0 million to our Class A Shareholders in the nine months ended September 30, 2023, and nine months ended September 30, 2022, respectively. No distributions were made to our executive managing directors in the nine months ended September 30, 2023 or September 30, 2022, as a result of the Distribution Holiday.
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
As of September 30, 2023, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 23% within Level I; approximately 49% within Level II; and approximately 28% within Level III. As of December 31, 2022, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our securitization vehicles) were classified within the fair value hierarchy as follows: approximately 31% within Level I; approximately 44% within Level II; and approximately 25% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
Sculptor Corp generated taxable income of $34.7 million for the nine months ended September 30, 2023, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $778.7 million over the remaining one-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available for expiring losses, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize the deferred income tax assets.
To generate $778.7 million in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated AUM of $33.6 billion as of October 1, 2023, we would need to generate a minimum compound annual growth rate in AUM of less than 3% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimates, are based on our near-term operating budget. If our actual growth rate in AUM falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of September 30, 2023, we had $243.0 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $252.4 million of net operating losses available to be carried forward without expiration. Additionally, $217.6 million of net operating losses are available to offset future taxable income for state income tax purposes and $213.8 million for local income tax purposes that will expire between 2035 and 2042.
Based on the analysis set forth above, as of September 30, 2023, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $4.7 million has been established for these items.
Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
No changes to GAAP that went into effect during the nine months ended September 30, 2023, are expected to substantively impact our future trends.
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

Economic Income Reconciliations
The tables below present the reconciliations of total Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A:

	Three Months Ended September 30,
	2023	2022

	(dollars in thousands)
Net Loss Attributable to Class A Shareholders—GAAP	$(31,113)	$(22,518)
Change in redemption value of redeemable noncontrolling interests	—	(174)
Net Loss Allocated to Sculptor Capital Management, Inc.—GAAP	(31,113)	(22,692)
Equity-based compensation, net of RSUs settled in cash	16,175	21,017
Deferred cash compensation	5,921	5,240
Incentive income profit sharing	(999)	(62)
2020 Term Loan and Debt Securities non-cash interest expense accretion	266	263
Depreciation, amortization and net gains and losses on fixed assets	1,007	1,117
Changes in fair value of warrant liabilities	9,717	2,386
Changes in tax receivable agreement liability	(225)	14
Net (gains) losses on investments	(7,051)	2,989
Other adjustments	1,245	90
Income taxes	(280)	227
Net loss allocated to noncontrolling interests	(7,349)	(9,410)
Net income attributable to redeemable noncontrolling interests	—	1,492
Consolidated entities related items:
Income of consolidated entities	23	(1,453)
Expenses of consolidated entities	229	1,031
Net losses of consolidated entities	9,440	3,498
Economic Income—Non-GAAP	$(2,994)	$5,747

	Nine Months Ended September 30,
	2023	2022

	(dollars in thousands)
Net Loss Attributable to Class A Shareholders—GAAP	$(18,967)	$(13,688)
Change in redemption value of redeemable noncontrolling interests	(6,826)	(3,939)
Net Loss Allocated to Sculptor Capital Management, Inc.—GAAP	(25,793)	(17,627)
Equity-based compensation, net of RSUs settled in cash	43,651	64,558
Deferred cash compensation	19,207	21,550
Incentive income profit sharing	(4,815)	407
2020 Term Loan non-cash discount accretion	769	763
Depreciation, amortization and net gains and losses on fixed assets	3,085	3,815
Changes in fair value of warrant liabilities	9,977	(40,690)
Changes in tax receivable agreement liability	302	(206)
Net (gains) losses on investments	(17,187)	39,171
Other adjustments	1,049	(60)
Income taxes	11,277	(720)
Net loss allocated to noncontrolling interests	(23,376)	(15,837)
Net income attributable to redeemable noncontrolling interests	3,350	5,257
Consolidated entities related items:
Income of consolidated entities	(4,535)	(1,603)
Expenses of consolidated entities	2,080	2,943
Net (gains) losses of consolidated entities	(303)	5,792
Economic Income—Non-GAAP	$18,738	$67,513
Economic Income Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Management fees—GAAP	$60,194	$66,236	$186,344	$211,443
Adjustment to management fees(1)(2)	(4,056)	(5,011)	(12,177)	(16,148)
Management Fees—Economic Income Basis—Non-GAAP	56,138	61,225	174,167	195,295

Incentive income—GAAP	17,801	7,566	62,383	73,788
Adjustment to incentive income(2)	—	—	48	(73)
Incentive Income—Economic Income Basis— Non-GAAP	17,801	7,566	62,431	73,715

Other revenues—GAAP	7,683	3,576	20,931	8,526
Adjustment to other revenues(3)	(1,146)	(917)	(3,113)	(2,823)
Other Revenues—Economic Income Basis—Non-GAAP	6,537	2,659	17,818	5,703
Total Revenues—Economic Income Basis—Non-GAAP	$80,476	$71,450	$254,416	$274,713
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
(3)Adjustment to offset rent expense by subrental income as management evaluates rent expense on a net basis.

Economic Income Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)

Compensation and benefits—GAAP	$62,081	$67,130	$188,187	$224,658
Adjustment to compensation and benefits(1)	(21,097)	(26,195)	(58,043)	(86,515)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$40,984	$40,935	$130,144	$138,143

Interest expense—GAAP	$6,712	$3,876	$18,462	$10,588
Adjustment to interest expense(2)	(266)	(263)	(769)	(763)
Interest Expense—Economic Income Basis—Non-GAAP	$6,446	$3,613	$17,693	$9,825

General, administrative and other expenses—GAAP	$42,088	$28,290	$105,811	$82,031
Adjustment to general, administrative and other expenses(3)	(6,047)	(7,043)	(17,970)	(22,799)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$36,041	$21,247	$87,841	$59,232
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

Distribution Holiday Economic Income Reconciliation
The table below presents the reconciliation of Distribution Holiday Economic Income to net income (loss) attributable to Class A Shareholders from October 1, 2018, to September 30, 2023.

From October 1, 2018 to September 30, 2023
(dollars in thousands)
Net income attributable to Class A shareholders	$181,539
Change in redemption value of redeemable noncontrolling interests and Preferred Units	(22,516)
Net Income Allocated to Sculptor Capital Management, Inc.—GAAP	159,023
Equity-based compensation, net of RSUs settled in cash	374,716
Deferred cash compensation	(356)
Incentive income profit sharing	(13,440)
2020 Term Loan and Debt Securities non-cash discount accretion	21,774
Depreciation, amortization and net gains and losses on fixed assets	35,187
Changes in fair value of warrant liabilities	3,861
Changes in tax receivable agreement liability	16,366
Net losses on retirement of debt	41,584
Net gains on investments	(7,721)
Impairment of right-of-use asset	11,240
Other adjustments	4,878
Income taxes	140,270
Net loss allocated to noncontrolling interests	(108,700)
Net income attributable to redeemable noncontrolling interests	17,962
Less: Dividends paid on 2019 Preferred Units	(6,952)
Less: Dividends to Class A Shareholders declared with respect to such periods	(128,117)
Consolidated entities related items:
Income of consolidated entities	(23,626)
Expenses of consolidated entities	8,659
Net gains of consolidated entities	(1,053)
Distribution Holiday Economic Income—Non-GAAP	$545,555
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
The amount of our AUM in our multi-strategy and opportunistic credit funds is generally based on net asset value (plus unfunded commitments in certain cases). A 10% change in the fair value of the net assets held by our funds as of September 30, 2023 and December 31, 2022, would have resulted in changes of approximately $1.3 billion and $1.5 billion, respectively, in AUM. AUM for our real estate funds and securitization vehicles is generally not based on net asset value.
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
A hypothetical 10% decline in the fair value of the net assets held by our funds would have resulted in a reduction of management fees by approximately $12.4 million in the nine months ended September 30, 2023 and $14.7 million in the nine months ended September 30, 2022.
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
We estimate that as of September 30, 2023 and 2022, a hypothetical 10% weakening or strengthening of the U.S. dollar against all foreign currency rates would not have a material direct impact on our revenues, net income attributable to Class A Shareholders or Economic Income. The impact on cash flows from financial instruments would be insignificant.
Our investment funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movement in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The funds may seek to hedge resulting currency exposure through borrowings in foreign currencies or through the use of derivative financial instruments.
Interest Rate Risk
Borrowings under the 2020 Term Loan and our investments in CLOs accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. We estimate that as of September 30, 2023 and 2022, a hypothetical one percentage increase or decrease in variable interest rates would not have a material direct impact on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income.
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
As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the third quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Disclosure Complaints
As of November 6, 2023, the Company has received (i) four demand letters from purported stockholders of the Company claiming that the preliminary proxy statement filed on August 21, 2023 contained material misstatements and omissions with respect to the discussion of the Mergers and (ii) seven demand letters from purported stockholders of the Company claiming that the Original Proxy Statement or the Second Supplement contained material misstatements and omissions with respect to the discussion of the Mergers. In addition, lawsuits have been filed by purported stockholders of the Company making similar allegations with respect to the preliminary proxy: Yale David v. Sculptor Capital Management, Inc. et al., No. 23-cv-07921 (S.D.N.Y. September 7, 2023); Edward Edgerton v. Sculptor Capital Management, Inc., et al. No. 23-cv-07999 (S.D.N.Y. September 11, 2023) (together, the “Disclosure Complaints”).
Beauchemin Action
On September 11, 2023, stockholder Gilles Beauchemin filed a purported class action against the Company and each of the Company’s directors in the Court of Chancery of the State of Delaware, captioned Gilles Beauchemin v. Marcy Engel, et al., No. 2023-0921- (Del. Ch. September 11, 2023) (the “Beauchemin Action”). The Beauchemin Action alleges, among other things, that the Board and Special Committee violated their fiduciary duties in connection with the Mergers. The Beauchemin Action seeks, among other things, injunctive relief. Along with his September 11 complaint, the plaintiff in the Beauchemin Action filed a motion for a preliminary injunction, and a motion to expedite seeking expedited relief from the court. On September 25, 2023, plaintiff in the Beauchemin Action served requests for production on the defendants and issued subpoenas to certain advisors of the Company and the Special Committee and Saba Capital Management, LP. On September 26, 2023, the Court held argument on the motion to expedite, during which it denied the motion without prejudice on the grounds that it was premature given the ongoing nature of the Special Committee’s deliberations. The Court ordered the parties to negotiate a plan for expedited discovery in the event it ordered such discovery at a later date. On October 15, the plaintiff in the Beauchemin Action filed an amended complaint. A hearing in the matter is scheduled for November 14, 2023. The Company, Board and Special Committee believe that the allegations set forth in the Beauchemin Action are without merit and intend to oppose the request to enjoin the Special Meeting.
Former EMD Group Action
On October 17, 2023, stockholders and former Executive Managing Directors Daniel S. Och, Harold A. Kelly, Jr., Richard Lyon, James O’Connor, and Zoltan Varga (the “Former EMD Group’’) filed a purported class action complaint on behalf of themselves and purportedly all other similarly situated stockholders of the Company against Marcy Engel, Bharath Srikrishnan, Charmel Maynard, David Bonanno, James Levin, Wayne Cohen, Sculptor Capital Management, Inc., Sculptor Capital LP, Sculptor Capital Advisors LP, Sculptor Capital Advisors II LP, Calder Sub, Inc., Calder Sub I, LP, Calder Sub II, LP, Calder Sub III, LP, and Rithm Capital Corp. in the Court of Chancery of the State of Delaware, captioned Och, et al. v. Engel, et al., C.A. No. 2023-1043-SG (the “Former EMD Group Action”). The complaint in the Former EMD Group Action alleges, among other things, that the Board and Special Committee violated their fiduciary duties in connection with the Mergers. The Former EMD Group complaint sought, among other things, injunctive relief.
On October 20, 2023, the parties in the Beauchemin Action and the Former EMD Group Action jointly filed a proposed stipulation coordinating and consolidating the two proceedings in connection with discovery and a preliminary injunction hearing on November 9, 2023. The Court ordered the stipulation coordinating and consolidating the two proceedings on October 23, 2023.

On October 27, 2023, Rithm filed a letter with the Court, providing an update regarding the Founder EMD Group’s agreement to vote their shares in favor of a revised merger agreement between Rithm and the Company and seeking the Court’s approval to enter a stipulation and proposed order withdrawing the claims in the Former EMD Group Action with prejudice as to the Former EMD Group. The stipulation provides that stockholder Gilles Beauchemin will continue to represent the putative class in the consolidated action, including with respect to the preliminary injunction hearing.
On October 29, 2023, the plaintiff in the Beauchemin Action filed a consolidated amended complaint, adding the Former EMD Group as defendants, alleging that they breached duties to the class in connection with their settlement, and Rithm as a defendant, alleging it aided and abetted the former EMD Group’s breach of duties. The Company, Board and Special Committee believe that the allegations set forth in the Beauchemin Action are without merit and intend to oppose the request to enjoin the Special Meeting.
Section 220 Demands
The Company has also received four books and records demands pursuant to 8 Del. C. § 220 (the “Section 220 Demands”), including one submitted by the Former EMD Group, seeking, among other things, meeting minutes concerning the Mergers or any strategic alternatives, all materials considered by the Board and Special Committee in connection with its consideration of the Mergers or any strategic alternatives, and communications from the Board, the Special Committee, and the Company’s management related to the same. The Company received the fourth Section 220 Demand on October 9, 2023. The Company has sent a letter objecting to each of the four Section 220 Demands. The Company has commenced production in response to three of the demands, and will produce additional records in response to the Section 220 Demands as deemed appropriate. The Company has entered into an NDA with three of the Section 220 shareholders, which governs the treatment of all materials produced in response to the Section 220 Demands. On October 27, 2023, the Former EMD Group agreed to withdraw its Section 220 Demand.
Class E Unitholder Action
On November 1, 2023, former executive managing directors and holders of LP Class E Units Akhil Mago, David Becker, Andrew Frank, and Nathaniel Ewing filed an action against the Company in the Supreme Court of the State of New York, captioned Akhil Mago et al. v. Sculptor Capital Management et al. (N.Y. Sup. Ct. Nov. 1, 2023) (the “Class E Unitholder’s Complaint”), along with an order to show cause why the Court should not issue an order preliminarily enjoining the Company from holding the Special Meeting on November 16, 2023. The Class E Unitholders’ Complaint alleges that the proposed cancellation of the LP Class E Units contemplated by the transactions without the consent of the Class E Unitholders violates the terms of the limited partnership agreements of the Operating Partnerships. It seeks a declaration that the consummation of the transactions without the consent of the Class E Unitholders constitutes a breach of those agreements, and an injunction precluding the Company from consummating the transactions. The Company believes that the allegations set forth in the Class E Unitholders’ Complaint are without merit and intends to oppose the request to enjoin the Special Meeting. On November 14, 2023, the Court will hear oral argument on the Class E Unitholders’ request for a preliminary injunction.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 other than as disclosed in Item 1A. “Risk Factors” included in our Quarterly Report on Form 10-Q for the period ended June 30, 2023, which is incorporated herein by reference, and the following:
Any legal proceedings filed against us in connection with the Merger could delay or prevent the completion of the Mergers.
Transactions such as the Mergers often give rise to lawsuits by shareholders or other third parties. In connection with the Mergers, plaintiffs have and may continue to file lawsuits against us and/or our directors and officers in connection with the Mergers. We are currently subject to a number of litigation matters and demands in connection with the proposed Mergers as described in Item 1 “Legal Proceedings”. Such legal proceedings and demands, or other similar matters, could prevent or delay the completion of the Mergers and result in substantial additional costs, including costs associated with indemnification of directors, and may require our management team to devote significant time and resources in an effort to address the consequences of these and other litigation matters, any of which could materially adversely affect our funds, business, financial condition and results of operations. If closing of the Mergers is delayed as a result of such legal proceedings, or any other reason, then we may be unable to satisfy certain conditions to closing. Specifically, consummation of the proposed Mergers is subject to the satisfaction or waiver of, among other things, the receipt of consent of investment funds or other vehicles managed by us and our subsidiaries representing at least 85% of such parties’ run rate revenue to the “assignment” (as defined in the Investment Advisers Act of 1940) of their client contracts, provided that Rithm has agreed to waive such condition, solely to the extent the closing of the Mergers occurs on or prior to November 17, 2023. While, as of this date of this report, we have obtained necessary client consents to satisfy this condition, if the closing of the Mergers is delayed, clients may withdraw consents or redeem assets, which could cause us to be unable to satisfy such condition. If such condition is not waived, we may be unable to satisfy such condition to closing, which could have a material adverse effect on our business, financial condition, results of operations and stock price. In addition, if any lawsuit is successful in obtaining an injunction prohibiting us or Rithm from consummating the Mergers on the agreed upon terms, the injunction may prevent the Mergers from being completed within the expected timeframe, or at all, which could have a material adverse effect on our business, financial condition, results of operations and stock price. The Company would face significant risks as a standalone company. If the Rithm transaction does not close, there is a material risk of significant client redemptions and employee attrition jeopardizing the business.
If any third party pursues a competing transaction with us, the continued publicity and uncertainty regarding the Mergers that would result could cause a loss of clients and employees, which could have a material adverse effect on the Company and could, in certain circumstances, result in the failure of the conditions to closing of the Mergers to be satisfied, which could result in the Company being unable to consummate the Mergers. In the event that the Company is unable to consummate the Mergers and is unable to reach agreement with a third party on the terms of an alternative transaction, the business, operations and prospects of the Company could be materially and adversely affected and the Company’s stock price could decline materially.
The Special Committee may continue to receive non-binding proposals from third parties seeking to acquire the Company. For example, the Special Committee received non-binding proposals from a consortium of bidders led by Boaz Weinstein, as previously disclosed (the “Consortium”) relating to a potential transaction, and may in the future continue to receive proposals from the Consortium or other third parties. Engagement with third parties may create uncertainty with respect to the Mergers and could adversely impact our relationships with our clients and prospective clients as well as our employees. Such actions could materially adversely affect our funds, business, financial condition and results of operations and may require our management team to devote significant time and resources, which could further materially adversely affect our business, financial condition and results of operations.
If the Special Committee continues to receive non-binding proposals from third parties, including the Consortium, engagement with such third parties may prevent the Company from completing the Mergers within the expected timeframe or at all. In the event that the Company is unable to consummate the Mergers and is unable to reach an alternative agreement with a third party, the Company would face significant risks as a standalone company. If the Rithm transaction does not close, there is a material risk of significant client redemptions and employee attrition jeopardizing the business.
Further, the Merger Agreement also provides that the Merger Agreement may be terminated by us or Rithm under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay Rithm a termination fee of approximately $22.4 million. If we are required to make this payment, doing so could materially adversely affect our business, financial condition, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

2.1*
Agreement and Plan of Merger, dated as of July 23, 2023, by and among Rithm Capital Corp., Sculptor Capital Management, Inc., Sculptor Capital LP, Sculptor Capital Advisors LP, Sculptor Capital Advisors II LP, Calder Sub, Inc., Calder Sub I, LP, Calder Sub II, LP, and Calder Sub III, LP.

3.1*	Amended and Restated By-Laws of Sculptor Capital Management, Inc., as amended by Amendment No. 1 dated as of July 23, 2023.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the three months ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2023

SCULPTOR CAPITAL MANAGEMENT, INC.

By:	/s/ Dava Ritchea
Dava Ritchea
Chief Financial Officer and Executive Managing Director